Form 10-Q
period 2011-06-30
Gold Swap Inc
filed 2011-08-15
CIK 1514183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-173163

GOLD SWAP INC.
(Exact name of small business issuer as specified in its charter)

Nevada	27-3046338
(State of incorporation)	(IRS Employer ID Number)

c/o Melvin Schlossberg
Gold Swap Inc.
72 Pond Road
Woodbury, New York 11797
 (Address of principal executive offices)

516-857-0980
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2011, 30,631,200 shares of common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.          Financial Statements.

Gold Swap Inc.
(A Development Stage Company)
Financial Statements
June 30, 2011
(Unaudited)

CONTENTS

Page(s)

Balance Sheets –June 30, 2011 (unaudited) and December 31, 2010	2

Statements of Operations – Six months ended June 30, 2011 and from July 13, 2010 (Inception) to June 30, 2011 (unaudited)	3

Statement of Stockholders’ Equity – Six months ended June 30, 2011 and from July 13, 2010 (Inception) to June 30, 2011 (unaudited)	4

Statements of Cash Flows – Six months ended June 30, 2011 and from July 13, 2010 (Inception) to June 30, 2011 (unaudited)	5

Notes to Financial Statements (unaudited)	6 - 9

Gold Swap, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets

Current Assets
Cash	$25,804	$47,480
Total Current Assets	25,804	47,480

Total Assets	$25,804	$47,480

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,500	$-
Total Current Liabilities	3,500	-

Stockholders' Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
30,631,200 shares issued and outstanding	3,063	3,063
Additional paid-in capital	1,123,497	1,123,497
Deficit accumulated during the development stage	(1,104,256)	(1,078,505)
Subscriptions receivable	-	(575)
Total Stockholders' Equity	22,304	47,480

Total Liabilities and Stockholders' Equity	$25,804	$47,480

See accompanying notes to financial statements

Gold Swap, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	July 13, 2010 (Inception) to June 30, 2011

General and administrative expenses	$13,853	$25,751	$1,104,256

Net loss	$(13,853)	$(25,751)	$(1,104,256)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.04)

Weighted average number of common shares outstanding
during the period - basic and diluted	30,631,200	30,631,200	30,157,794

See accompanying notes to financial statements

Gold Swap, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Six months ended June 30, 2011 (unaudited) and From July 13, 2010 (Inception) to June 30, 2011

	Preferred Stock, $0.0001		Common Stock, $0.0001		Additional	Deficit Accumulated during		Total
	Par Value		Par Value		Paid In	Development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Equity

Stock issued for services - related parties ($0.05/share)	-	$-	21,500,000	$2,150	$1,072,850	$-	$-	$1,075,000

Stock issued for cash ($0.005 - $0.05/share)	-	-	9,131,200	913	50,647	-	(575)	50,985

Net loss - from July 13, 2010 (inception) to December 31, 2010	-	-	-	-	-	(1,078,505)	-	(1,078,505)

Balance - December 31, 2010	-	-	30,631,200	3,063	1,123,497	(1,078,505)	(575)	47,480

Receipt of prior period subscription	-	-	-	-	-	-	575	575

Net loss - six months ended June 30, 2011	-	-	-	-	-	(25,751)	-	(25,751)

Balance - June 30, 2011 (unaudited)	-	$-	30,631,200	$3,063	1,123,497	$(1,104,256)	$-	$22,304

See accompanying notes to financial statements

Gold Swap, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended	July 13, 2010 (Inception) to
CASH FLOWS FROM OPERATING ACTIVITIES:	June 30, 2011	June 30, 2011
Net loss	$(25,751)	$(1,104,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related parties	-	1,075,000
Increase in accounts payable	3,500	3,500
Net Cash Used In Operating Activities	(22,251)	(25,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	575	51,560
Net Cash Provided By Financing Activities	575	51,560

Net Increase (Decrease) in Cash	(21,676)	25,804

Cash - Beginning of Period	47,480	-

Cash - End of Period	$25,804	$25,804

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity:
Stock issued to related parties - in connection with subscription receivable	$-	$-

See accompanying notes to financial statements

Gold Swap Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

Note 1 Nature of Operations

Nature of Operations

Gold Swap Inc. (the “Company”), was incorporated in the State of New York on July 13, 2010.

The Company intends to purchase precious metals and second-hand jewelry for refining and resale. The Company has not clearly identified how it will operate its business, only that it will explore commercial feasibility.

Note 2 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of December 31, 2010 is derived from the audited financial statements presented in the Company’s Annual Report on Form S-1 for the period ended December 31, 2010.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form S-1, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the period from July 13, 2010 (Inception) to December 31, 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the six months ended June 30, 2011 are not necessarily indicative of results for the full fiscal year.

Note 3 Summary of Significant Accounting Policies

Development Stage

The Company's unaudited interim financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

Gold Swap Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure. Also, see Note 4 regarding going concern matters.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

● estimated fair value of share based payments; and
● estimated 100% valuation allowance for deferred tax assets, due to continuing and expected future losses

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at June 30, 2011 and December 31, 2010.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At June 30, 2011 and December 31, 2010, there were no balances that exceeded the federally insured limit.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Gold Swap Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has no common stock equivalents.

Since the Company reflected a net loss, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 4 Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $25,751 and net cash used in operations of $22,251 for the six months ended June 30, 2011. The Company is in the development stage and has not generated any revenues since inception.

The ability of the Company to continue as a going concern is dependent on Management's plans, which currently includes commencement of operations and partial reliance upon related party debt or equity.

The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 5 Fair Value

Fair value is the price that would be received from m selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Gold Swap Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

● Level 1 – quoted market prices in active markets for identical assets or liabilities.

● Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

● Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company's financial instruments consisted primarily of cash and accounts payable. The carrying amounts of the Company’s financial instruments generally approximate their fair value due to the relatively short period to maturity for these instruments.

Note 6 Stockholders’ Equity

From July 13, 2010 (Inception) to December 31, 2010, the Company issued the following shares:

Type	Quantity	Valuation	Value per share
Cash	9,131,200	$51,560	$0.005-0.05
Services - related parties	21,500,000	1,075,000	$0.050
Total	30,631,200	$1,126,560

In connection with stock issued for services, the Company determined fair value based upon recent cash offerings with third parties, which was the most readily available evidence.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “Gold Swap,” Company,” “we,” “our” or “us” refer to Gold Swap Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

We are focused on the business of direct-from-consumer, procurement and aggregation of precious metals to be recycled.  We intend to utilize consumer oriented advertising efforts to solicit individuals interested in liquidating unwanted jewelry and other items containing precious metals.  Through a global platform, we will facilitate an end-to-end consumer solution, from acquisition through liquidation. We intend to utilize a low cost, highly scalable and flexible business model that will allows us to quickly and efficiently adapt to entry into new markets, changes in economic conditions, supply and demand levels and other similar factors.

Plan of Operation

Over the next twelve months, the Company intends to focus on the following activities:

•	the Company will locate and enter into agreements with one or more refineries;
•	solicits individuals interested in selling unwanted items containing precious metals;
•	provides those individuals with the means and materials necessary to send those items in to the refineries; and
•	derives profits from the spread between the scrap price and the spot price.

We have no day-to-day operations other than insuring that the timelines set forth below are achieved.

Results of Operations

Revenues

The Company is in its development stage and did not generate any revenues during the period from July 13, 2010 (inception) through June 30, 2011.

Total operating expenses

For the three months ended June 30, 2011 and for the six months ended June 30, 2011 general and administrative expenses were $13,853 and $25,751, respectively.

Net loss

Net loss for the six month period ended June 30, 2011 was $25,751. During period from July 13, 2010 (inception) to June 30, 2011, general and administrative expenses were $1,104,256. The decrease in net loss was primarily the result of the compensation expense of $1,075,000 representing the issuance of an aggregate of 21,500,000 shares to the officers and directors in July 2010.

Liquidity and Capital Resources

As of June 30, 2011, the Company had no cash equivalents. We do not have sufficient funds to effectuate our plans with respect the Company’s proposed operation as a purchaser of precious metals and second-hand jewelry for refining and resale over the next twelve months. We will need to seek additional capital for the purpose of financing our marketing efforts. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. The officers and directors have orally agreed to lend funds to the Company in the event capital is required for the operations of the Company. However, there is no guarantee that our officers and directors will lend us the funds we need to commence operations. There is no minimum or maximum amount of funds that the officers and directors have agreed to lend; since each of Messrs. Schlossberg, Ptalis and Mats are committed to ensuring that the Company can operate its business, they have each agreed to be responsible for this Company's operating expenses for the next 12 months if outside financing is not available. Notwithstanding that our officers and directors are committed to ensuring that the Company can operate its business, neither Messrs. Schlossberg, Ptalis nor Mats are legally or contractually obligated to lend us any money. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

We currently have no commitments with any person for any capital expenditures.

Going Concern Consideration

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $25,751 and net cash used in operations of $22,251 for the six months ended June 30, 2011. The Company is in the development stage and has not generated any revenues since inception.

The ability of the Company to continue as a going concern is dependent on management's plans, which currently includes commencement of operations and partial reliance upon related party debt or equity.

The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4.         Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.         Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.      Risk Factors

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 1A.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

 Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Removed and Reserved

Item 5.         Other Information.

None

Item 6.          Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Melvin Schlossberg, the Principal Executive Officer (attached hereto).

31.2	Rule 13a-14(a)/15d14(a) Certifications of Donald Ptalis, the Principal Financial Officer (attached hereto).

32.1	Section 1350 Certifications of Melvin Schlossberg, the Principal Executive Officer (attached hereto)

32.2	Section 1350 Certifications of Donald Ptalis, the Principal Financial Officer (attached hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD SWAP INC.

By:	/s/ Melvin Schlossberg
Name: Melvin Schlossberg
Title: President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)

By:	/s/ Donald Ptalis
Name: Donald Ptalis
Title: Chief Financial Officer and Director (Principal Financial and Accounting Officer)