Form 10-Q
period 2011-09-30
Gold Swap Inc
filed 2011-11-10
CIK 1514183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-173163

GOLD SWAP INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	27-3046338 (IRS Employer ID Number)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files).    Yes ☐  No ☒

As of November 10, 2011, 30,631,200 shares of common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

Gold Swap Inc.
(A Development Stage Company)
Financial Statements
September 30, 2011
(Unaudited)

CONTENTS

Page(s)

Balance Sheets – September 30, 2011 (unaudited) and December 31, 2010	1

Statements of Operations – Three and nine months ended September 30, 2011, July 13, 2010 (Inception) to September 30, 2010 and July 13, 2010 (Inception) to September 30, 2011 (unaudited)	2

Statement of Stockholders’ Equity – Nine months ended September 30, 2011 and July 13, 2010 (Inception) to September 30, 2011 (unaudited)	3

Statements of Cash Flows – Nine months ended September 30, 2011, July 13, 2010 (Inception) to September 30, 2010 and July 13, 2010 (Inception) to September 30, 2011 (unaudited)	4

Notes to Financial Statements (unaudited)	5-8

Gold Swap, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2011	December 31, 2010
Assets	(Unaudited)

Current Assets
Cash	$4,585	$47,480
Total Current Assets	4,585	47,480

Total Assets	$4,585	$47,480

Liabilities and Stockholders' Equity

Stockholders' Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
30,631,200 shares issued and outstanding	3,063	3,063
Additional paid-in capital	1,123,497	1,123,497
Deficit accumulated during the development stage	(1,121,975)	(1,078,505)
Subscriptions receivable	-	(575)
Total Stockholders' Equity	4,585	47,480

Total Liabilities and Stockholders' Equity	$4,585	$47,480

See accompanying notes to financial statements

Gold Swap, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2011	July 13, 2010 (Inception) to September 30, 2010	Nine Months Ended September 30, 2011	July 13, 2010 (Inception) to September 30, 2011

General and administrative expenses	$17,719	$450	$43,470	$1,121,975

Net loss	$(17,719)	$(450)	$(43,470)	$(1,121,975)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted average number of common shares outstanding
during the period - basic and diluted	30,631,200	28,596,886	30,631,200	30,255,887

See accompanying notes to financial statements

Gold Swap, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Nine months ended September 30, 2011 (unaudited) and From July 13, 2010 (Inception) to September 30, 2011

						Deficit
	Preferred Stock, $0.0001 Par Value		Common Stock, $0.0001 Par Value		Additional	Accumulated during		Total
	Shares	Amount	Shares	Amount	Paid In Capital	Development Stage	Subscription Receivable	Stockholder's Equity

Stock issued for services - related parties ($0.05/share)	-	$-	21,500,000	$2,150	$1,072,850	$-	$-	$1,075,000

Stock issued for cash ($0.005 - $0.05/share)	-	-	9,131,200	913	50,647	-	(575)	50,985

Net loss - from July 13, 2010 (inception) to December 31, 2010	-	-	-	-	-	(1,078,505)	-	(1,078,505)

Balance - December 31, 2010	-	-	30,631,200	3,063	1,123,497	(1,078,505)	(575)	47,480

Receipt of prior period subscription	-	-	-	-	-	-	575	575

Net loss - nine months ended September 30, 2011	-	-	-	-	-	(43,470)	-	(43,470)

Balance - September 30, 2011 (unaudited)	-	$-	30,631,200	$3,063	1,123,497	$(1,121,975)	$-	$4,585

See accompanying notes to financial statements

Gold Swap, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	July 13, 2010 (Inception) to	July 13, 2010 (Inception) to
CASH FLOWS FROM OPERATING ACTIVITIES:	September 30, 2011	September 30, 2010	September 30, 2011
Net loss	$(43,470)	$(450)	$(1,121,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related parties	-	-	1,075,000
Net Cash Used In Operating Activities	(43,470)	(450)	(46,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	575	8,500	51,560
Net Cash Provided By Financing Activities	575	8,500	51,560

Net Increase (Decrease) in Cash	(42,895)	8,050	4,585

Cash - Beginning of Period	47,480	-	-

Cash - End of Period	$4,585	$8,050	$4,585

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to financial statements

Gold Swap Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended September 30, 2011 are not necessarily indicative of results for the full fiscal year.

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

Gold Swap Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
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

●estimated fair value of share based payments; and
●estimated valuation allowance for deferred tax assets, due to continuing and expected future losses

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at September 30, 2011 and December 31, 2010.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At September 30, 2011 and December 31, 2010, there were no balances that exceeded the federally insured limit.

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

Gold Swap Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
(Unaudited)

Net Loss per Share Calculation

Basic earnings (loss) per share are computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has no common stock equivalents.

Since the Company reflected a net loss, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 4 Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $43,470 and net cash used in operations of $43,470 for the nine months ended September 30, 2011. The Company is in the development stage and has not generated any revenues since inception.

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

Gold Swap Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
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

Note 6 Stockholders’ Equity

From July 13, 2010 (Inception) to December 31, 2010, the Company issued the following shares:

Type	Quantity	Valuation	Value per share
Cash	9,131,200	$51,560	$0.005 - 0.05
Services – related parties	21,500,000	1,075,000	0.05
	30,631,200	$1,126,560	$0.005 - 0.05

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

Results of Operations

Revenues

The Company is in its development stage and did not generate any revenues during the period from July 13, 2010 (inception) through September 30, 2011.

Total operating expenses

For the three months ended September 30, 2011 and for the nine months ended September 30, 2011 general and administrative expenses were $17,719 and $43,470, respectively. General and administrative expenses consists mainly of professional fees.

Net loss

Net loss for the three month period ended September 30, 2011 was $17,719 as compared to the net loss for the three month period ended September 30, 2010 of $450. The increase in the net loss was primarily due to professional fees incurred.

During the period from July 13, 2010 (inception) to September 30, 2011, general and administrative expenses were $1,121,975 as compared to general and administrative expenses of $450 for the period from July 13, 2010 (inception) to September 30, 2010. The increase in general and administrative expenses was primarily the result of the compensation expense of $1,075,000 representing the issuance of an aggregate of 21,500,000 shares to the officers and directors in July 2010.

Liquidity and Capital Resources

As of September 30, 2011, the Company had no cash equivalents. We do not have sufficient funds to effectuate our plans with respect the Company’s proposed operation as a purchaser of precious metals and second-hand jewelry for refining and resale over the next twelve months. We will need to seek additional capital for the purpose of financing our marketing efforts. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. The officers and directors have orally agreed to lend funds to the Company in the event capital is required for the operations of the Company. However, there is no guarantee that our officers and directors will lend us the funds we need to commence operations. There is no minimum or maximum amount of funds that the officers and directors have agreed to lend; since each of Messrs. Schlossberg, Ptalis and Mats are committed to ensuring that the Company can operate its business, they have each agreed to be responsible for this Company's operating expenses for the next 12 months if outside financing is not available. Notwithstanding that our officers and directors are committed to ensuring that the Company can operate its business, neither Messrs. Schlossberg, Ptalis nor Mats are legally or contractually obligated to lend us any money. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

We currently have no commitments with any person for any capital expenditures.

Going Concern Consideration

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $17,719 and net cash used in operations of $43,470 for the nine months ended September 30, 2011. The Company is in the development stage and has not generated any revenues since inception.

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

Dated: November 10, 2011

By:	/s/ Donald Ptalis
Name: Donald Ptalis
Title: Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Dated: November 10, 2011