Form 10-K
period 2011-12-31
Gold Swap Inc
filed 2012-01-26
CIK 1514183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ] Commission file number 333-173163

GOLD SWAP INC.
(Name of Registrant as Specified in Its Charter)

New York	27-3046338
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

72 Pond Road, Woodbury, New York 11797	11797
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code  (516) 867-6090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.               ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the  price at which  the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,560.

As of January 25, 2012, there were 30,631,200 shares of common stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Annual Report. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Annual Report.

PART I

Item 1. Business.

Unless the context provides otherwise, when we refer to the “Company,” “we,” “our,” or “us” in this Form 10-K, we are referring to Gold Swap Inc.

Corporate Background

Gold Swap Inc. was incorporated under the laws of the State of New York on July 13, 2010.  We are a development stage company, formed to facilitate the broad-scale recycling of jewelry, and other items containing precious metals in the U.S. and internationally. We intend to utilize consumer oriented advertising efforts to solicit individuals interested in liquidating unwanted jewelry and other items containing precious metals.  Through a global platform, we will facilitate an end-to-end consumer solution, from acquisition of the used jewelry through liquidation. Our focus will be on providing a fast, secure and convenient service that will enable the public to discretely sell their precious metals from the comfort and security of their homes or offices.  We hope to develop relationships with refineries that will allow us to secure current market prices for all of the precious metals we purchase on a daily basis. From our inception to date, we have not generated any revenues, and our operations have been limited to organizational, start-up, and capital formation activities and initial investigations into the design and production of our business. We currently have no employees other than our officers, two of whom are also our directors.  We have never intended and do not intend to be a blank check company. We have a specific business plan and do not intend to engage in any merger, acquisition or business reorganization with any entity.

The address of our principal executive office is c/o Mr. Melvin Schlossberg, Gold Swap Inc., 72 Pond Road, Woodbury, NY 11797. Our telephone number is 516-857-0980. We own two internet websites at the following URLs: www.bucksforbling.com and www.getmoreforyourgold.com. Neither of these websites are currently functioning.

Process

When someone decides they want us to help them dispose of an item for cash, they will simply contact us through our websites or a toll-free number (that will be set up solely for this purpose), where we will collect basic information that is used to deliver our mail-order kit to them.  This kit will include a welcome letter, a Ziploc pouch, a tear free prepaid shipping envelope and a form on which the customer provides their contact information as well as a record of the items being sent.  Upon receipt, the sellers fill the kit with the items they wish to sell and send the kit to a refinery, with which we have established a relationship.  Each mail-order kit may be tracked via our website and upon its arrival the materials are assessed.  The refinery will immediately value the items received based on a variety of factors including metal type, purity and weight, and then issue payment to the seller. If we decide to purchase the item, we send the customer a check within a 72-hour period of appraisal of the items. The customer has a fourteen day period from the date of the check in which they can accept the amount paid for the items and cash the check, or they may return the check to us. If the customer cashes the check or fails to return the check before the end of the fourteen-day period, the transaction will be completed and the precious metals will then be refined and sold. If the customer returns the check to us within the fourteen- day period, we will return the items to the customer.

We project that the vast majority of our sales will be made to refineries.  While we currently do not have any agreements or arrangements with a refinery, within the next six months, we intend to enter into such agreements. We hope that the refineries we engage will have the knowledge, experience and technical expertise, coupled with a state-of-the art refining facility that will allow them to control their costs and maximize their pricing on purchases.  We hope that these low costs will be passed on to us, which, when coupled with current day spot market purchase prices, will help to provide us with a competitive advantage in the marketplace. There is no assurance that we will be able to engage a refinery on terms that will be favorable to us.

We hope that the bag and envelope system which will enable the customer to track his jewelry during the refining process will be completed within the next three months.

Security Measures

We will face the risk of theft from inventory or during shipment to refineries. We will take steps to prevent such theft by implementing comprehensive surveillance and security measures and we will maintain insurance to cover losses resulting from theft or loss. We do not currently have insurance. If and when we are able to obtain insurance, each kit will be insured for up to $500. However, if security measures fail, losses exceed insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, which would substantially harm our business and results of operations.

We are currently negotiating with third party collection agents and refiners that would insure and process the metals. By outsourcing this function much of the required insurance, liability and processing can be handled by the appropriate third party. We hope that we will select the appropriate party and sign an agreement within the next three months. Having an agreement with a bonded refiner will enable us to offer competitive payouts and process material cost effectively.

Marketing

We will utilize direct response advertising and marketing campaigns, including television, radio, print and the Internet to solicit precious metals from the public.  The methods of advertising used and the level of advertising investment varies by market as well as by a variety of factors that influence the effectiveness of direct response advertising such as time of year, local or global televised events, etc.  Television and radio advertisements can be targeted toward specific demographics based on the type of show and time of day.  Internet marketing targets various demographics by advertising on publisher websites, most commonly with banners and contextual banners, focused on generating potential customers by driving traffic to our websites. Upon completion of the back-end of our website and execution of agreements with third parties refiners, we hope to work on developing an on-line lead generation and marketing campaign. It is our hope that this campaign will generate traffic from parties interested in converting their unwanted precious metals to cash.

Competition

The industry for individuals and businesses seeking to extract value from items, such as jewelry, has changed dramatically over the past several years.  Historically, liquidation options were limited to pawn shops, garage sales, newspaper and advertisements.  With the continued penetration of the Internet, additional avenues such as eBay Inc. and Craigslist have become viable options as well.  Although there may be benefits to utilizing one of these options, often they can be time consuming, labor intensive, involve safety risks or a lack of privacy.  We believe that our service overcomes all of these drawbacks.

There are several companies that have an approach similar to ours, including Green Bullion Financial Services, LLC (www.Cash4Gold.com), BGC Management, Inc. (Brokengold.com), Lippincott, LLC (goldkit.com), and Postal Gold.  We believe that the remainder of the market is highly fragmented and that the majority of the remaining competitors are small pawn shops and jewelry stores that do not view this service as a primary component of their businesses.

The combination of the global economic downturn and the recent increases in precious metal prices have led to a dramatic increase in the number of people wanting to cash in their gold and other precious metal items.  Although this has contributed to the revenue growth the industry has experienced recently, it has also resulted in an increase in the number of competitors in the marketplace.  Some of these competitors operate without regard to legal requirements or to the overall reputation of the industry by disposing of their customer’s items prior to the prescribed holding periods and by offering extremely low purchase prices for the items to be sold.  As a result of these incidents, the media has portrayed the overall industry in a negative light.  This has resulted in additional customer scrutiny, increased governmental regulations, and has applied pressure on purchase costs.

Intellectual Property

We do not own any intellectual property rights except for the two internet websites at the following URLs: www.bucksforbling.com and www.getmoreforyourgold.com that we own. Neither of these websites are currently functioning.

Governmental Regulations

Because of the nature of our business, we will be subject to the Federal Trade Commission’s unfair trade practice rules and various state laws designed to protect consumers including “little” unfair trade practice laws, as well as similar laws and regulations in the other markets in which we will operate.  As we expand globally, we will be subject to the laws of each country where we operate. In some countries like the United Kingdom, regulatory bodies are required to pre-approve advertising spots and to investigate complaints from the public.

In addition to general business requirements, some of these laws dictate licensing and/or procedural requirements to operate as well as prescribing mandatory holding periods after acquisition of items before they can be resold and/or liquidated.  We will adapt our processes and procedures to comply with these requirements.

The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act.  The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, the European Union and many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act and Florida regulates secondhand dealers.

Employees

We have no employees other than our executive officers, who are also our directors.  All functions including development, strategy, negotiations and administration are currently being provided by our executive officers at rates described in this Annual Report. Our officers and directors do not work exclusively for us and do not devote all of their time to our operations.  Their other activities prevent them from devoting their full-time to our operations. It is expected that Mr. Schlossberg will only be available on a part-time basis and may devote between 20 and 30 hours per week to our operations on an ongoing basis.  Mr. Ptalis has other full-time employment obligations which do not preclude him from devoting up to 30 hours per week to our business.

Item 1A. Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operations may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risk Factors Relating to Our Company

We are a development stage company with no operating history and may never be able to effectuate our business plan or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment of a new business enterprise. Our company was established on July 13, 2010.  We are a development stage company, formed to facilitate the broad-scale recycling of jewelry, and other items containing precious metals in the U.S. and internationally. We intend to utilize consumer oriented advertising efforts to solicit individuals interested in liquidating unwanted jewelry and other items containing precious metals to be recycled.  Other than developing our websites we have no operating history and may not be able to successfully effectuate our business plan in a manner that will generate any revenues. In addition, any revenues that we may generate may be insufficient for us to become profitable.

In particular, potential investors should be aware that we have not proven that we can:

·	raise sufficient capital in the public and/or private markets;

·	have access to a line of credit in the institutional lending marketplace for the expansion of our business;

·	solicit individuals interested in selling unwanted items containing precious metals;

·	provide those individuals with the means and materials necessary to send those items in to our refinery;

·	purchase the items at prices less than the spot market;

·	refine the material and sells it on the spot market;

·	derive profits from the spread between the scrap price and the spot price;

·	respond effectively to competitive pressures; or

·	recruit and build a management team to accomplish our business plan.

Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business, and our company is a highly speculative venture involving significant financial risk.

We expect losses in the future because we have no revenue to offset losses.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the development and implementation of our business plan. We have a net loss of $1,128,308 and net cash used in operations of $49,808 from July 13, 2010 (inception) through December 31, 2011. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

We are a development stage company and have not commenced our planned principal operations. We have no revenues and incurred a net loss of $1,128,308 during the period July 13, 2010 (inception) to December 31, 2011. Furthermore, we anticipate generating losses for the next 12 months. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period July 13, 2010 (inception) to December 31, 2011. Our ability to continue as a going concern is dependent upon our ability to raise additional funds, either in the form of debt or equity or some combination thereof and/or achieve sufficient profitable operations. There is no assurance that we will be able to raise such funds or achieve such profitable operations.

We have no track record that would provide a basis for assessing our ability to conduct successful business activities. We may not be successful in carrying out our business objectives.

The revenue and income potential of our proposed business and operations are unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Accordingly, we have no track record of successful business activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful in developing and marketing of our products and thereafter making them available for sale. There is a substantial risk that we will not be successful in implementing our business plan, or if initially successful, in thereafter generating any operating revenues or in achieving profitable operations, irrespective of competition.

If the future price gold is substantially lower than current levels, customers would be less likely to recycle their jewelry which could adversely affect our business.

Our ability to obtain additional and continuing funding and our profitability will be significantly affected by changes in the market price of gold.  Gold prices historically fluctuate widely and are affected by numerous factors, all of which are beyond our control. Some of these factors include:

●	economic conditions including employment and unemployment rates;
●	the sale or purchase of gold by central banks and financial institutions;
●	interest rates;
●	currency exchange rates;
●	inflation or deflation;
●	fluctuation in the value of the United States dollar and other currencies;
●	speculation;
●	global and regional supply and demand, including investment, industrial and jewelry demand; and
●	the political and economic conditions of major gold or other mineral-producing countries throughout the world, such as Russia and South Africa.

The price of gold or other minerals have fluctuated widely in recent years, and a decline in the price of gold could cause a significant decrease in the value of our properties, limit our ability to raise money, and limit our profitability.  If the future price for gold is substantially lower than today’s market price, our business may suffer.  Additionally, like any market, there may be a point where consumers have recycled much or most or all of their gold and precious metals.  This will result in a reduction of the demand for our services.

If the U.S. and global economies improve, we may experience reduced revenue and our results of operations may be adversely affected.

The price of gold and other precious metals historically rises as economic conditions worsen or if investors fear conditions will deteriorate.  Gold and other prices are at or near their historical high prices.  We expect that if the current economic recession continues, consumers will seek to recycle their gold, silver and other precious metals in order to raise cash.  Once the recession ends, our business may be adversely affected.  At the same time, as the economy improves consumers may be less likely to recycle used items.

If our customers choose to transact business directly with store-based competitors rather than with us, our profitability will be limited.

Sellers of precious metals may prefer to do business with local store-based competitors where there is a feeling of security and immediacy.  This will result in us generating lower revenues.  Specific factors that could prevent consumers from transacting business in response to our television or online advertisements include:

●	recent adverse publicity concerning our industry;
●	concerns about transacting in precious metals items or jewelry without a physical storefront or face-to-face interaction with personnel;
●	the extra shipping time associated with Internet or mail orders;
●	pricing that does not meet consumer expectations;
●	concerns about loss due to theft and mail, delayed or damaged shipments;
●	concerns about loss due to theft and mail, delayed or damaged shipments;
●	concerns about the security of online transactions and the privacy of personal information; or
●	the inconvenience associated with dealing with a remote purchaser.

Our future growth and profitability will depend in large part upon the effectiveness of our marketing and advertising expenditures.

Our future growth and profitability will depend in large part upon our media performance, including our ability to:

●	create greater awareness of our brand and our program;
●	identify the most effective and efficient level of spending in each market and specific media vehicle;
●	determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures; and effectively manage marketing costs (including creative and media).

Our planned marketing expenditures may not result in increased revenue or generate sufficient levels of brand name and program awareness.  If our media performance is not effective, our future results of operations and financial condition will be adversely affected.

Because we face intense competition for business, our future results of operations and our future financial condition may be adversely affected.

We operate in an extremely competitive business.  The procurement and aggregation of gold and other precious metals is dominated by Cash4Gold in the United States.  In addition, we face competition in foreign markets from Cash4Gold, which has recently begun to expand internationally, and multiple local market competitors.  Our smaller size, shorter operating history and limited working capital may limit our advertising investment levels, our ability to expand successfully into new markets or effectively compete against these other companies.  If we are not able to compete effectively, our future business will be adversely affected and our future results of operations and financial condition will be adversely affected.

Our business is dependent on our relationships with refineries, but we currently do not have any such relationships. Accordingly, if we are not able to develop relationships with refineries, or if there is any disturbance in our relationship with refineries, it could affect our future operating results.

We do not have any established relationships with refineries. We will rely heavily on establishing these relationships in order to accelerate our cash collections timeframe and permits us to offer competitive pricing.  Once these relationships are established and if harmed, diminished or interrupted in any way for any significant period of time, our business and results of operations would be substantially harmed. In particular, we may face longer cash collection times, higher expenses and/or a lower level of service.  This could lead to us being unable to pay top market rates to consumers, requiring longer leads times to process and value gold and other precious metals, which could have an adverse impact on our business and results of operations.

Since our business is subject to the risk of theft or loss in transit, material theft or loss could hurt our reputation and affect our revenue.

We face the risk of theft from inventory or during shipment to the refinery.  We will take steps to prevent such theft by implementing comprehensive surveillance and security measures. In addition, we hope to be in a position to obtain and maintain insurance to cover losses resulting from theft or loss.  However, if security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, which would substantially harm our business and results of operations.

Our business is subject to a variety of U.S. and foreign laws, rules and regulations that could subject us to claims or otherwise harm our business.

Government regulation of the Internet and e-commerce is evolving and unfavorable changes could substantially harm our business and results of operations.  We are subject to a variety of laws in the U.S. and abroad that affect advertising, that are costly with which to comply, can result in negative publicity and diversion of management time and effort, and can subject us to claims or other remedies.  In some countries like the United Kingdom, regulatory bodies are required to pre-approve advertising spots and to investigate complaints from the public.  The failure to obtain approval and/or required revisions as a result of complaints has resulted, and can in the future result, in delays which may reduce our revenue, increase our expenses and adversely affect our profitability.  In addition, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad.  Claims can be brought under both U.S. and foreign law for defamation and other tort claims, unlawful activity, copyright and trademark infringement.

The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act.  The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, the European Union and many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act.   We must comply with the Federal Trade Commission’s unfair trade practices rules and state consumer protection laws including “little” unfair trade practice rules.  Additionally, Florida regulates secondhand dealers.  Any failure on our part to comply with these laws, rules and regulations may subject us to additional liabilities.

If we lose the services of key members of our management team, we may not be able to execute our business strategy effectively.

Our future success depends in a large part upon the continued service of key members of our management team. In particular, Melvin Schlossberg, our chief executive officer, president and secretary, Donald Ptalis, our chief financial officer and Vadim Mats, our vice president of business development, are critical to our overall management as well as our strategic direction. We do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could materially harm our business.

Since our officers can work or consult for other companies, their activities could slow down our operations.

Our officers and directors are not required to work exclusively for us and do not devote all of their time to our operations. Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment for other companies. Their other activities may prevent them from devoting full-time to our operations which could slow down our operations and may reduce our financial success. It is expected that each of our directors will devote between 20 and 30 hours per week to our operations on an ongoing basis, and will devote whole days and even multiple days at a stretch when required.

If we are unable to obtain additional funding, our business operations will be harmed.  Even if we do obtain additional financing then our existing shareholders may suffer substantial dilution.

We will require additional funds to implement our business plan. We anticipate that we will require a minimum of $150,000 to fund our planned activities for the next twelve months. We hope in the future to raise this capital through the sale of our securities, although there can be no assurances that we will be able to do so. Our inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. Although our officers and directors have orally agreed to finance our operations, if we are unable to obtain necessary financing, we will likely be required to curtail our development plans. This could cause our company to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our officers and directors have no experience in gold and jewelry recycling business and we will have to hire qualified consultants to assist in marketing. If we cannot locate qualified consultants, we may have to suspend or cease operations which will result in the loss of your investment.

Due to the lack of experience in the gold and jewelry recycling business, our officers may make wrong decisions and choices regarding marketing/sales. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

Our officers and directors own a majority of the outstanding shares of our common stock, and other stockholders may not be able to influence control of the company or decision making by management of the company.

Our executive officers and directors presently own, in the aggregate, 70.18% of our outstanding common stock. As a result, our executive officers and directors have substantial control over all matters submitted to our stockholders for approval including the following matters: election of our board of directors; removal of any of our directors; amendment of our Certificate of Incorporation or bylaws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.  Other stockholders may find the corporate decisions influenced by our executive officers are inconsistent with the interests of other stockholders.  In addition, other stockholders may not be able to change the directors and officers, and are accordingly subject to the risk that management cannot manage the affairs of the company in accordance with such stockholders’ wishes.

RISK FACTORS RELATING TO OUR COMMON STOCK

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.0001 per share, of which 30,631,200 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Trading in our common stock is subject to the “penny stock” rules. The Securities and Exchange Commission (“SEC”) has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

We believe that many of these abuses have occurred with respect to the promotion of low price stock companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product. The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with result in investor losses.

There is currently a very limited trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been a very illiquid trading market for our common stock.  We cannot predict how liquid the market for our Common Stock might become.  Our common stock is quoted for trading on the OTCBB. There can be no assurances as to whether:

●	any market for our shares will develop;

●	the prices at which our common stock will trade; or

●
the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of our company and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Since our shares are quoted on the OTC Bulletin Board, sales of our shares relying upon rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. On November 15, 2007, the Securities and Exchange Commission adopted changes to Rule 144, which, would shorten the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and remove the volume limitations for such persons.   The changes became effective in February 2008. Rule 144 provides in essence that an affiliate who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the Over the Counter Bulletin Board (“OTCBB”) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of the revisions to Rule 144 discussed above, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of six months, if the Company has filed its required reports. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation authorizes us to issue up to 5,000,000 shares of "blank check" preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock

We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and NYSE AMEX Equities exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

We do not currently have independent audit or compensation committees. As a result, the director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 are substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public company, we have an obligation to comply with the applicable reporting requirements of the Exchange Act of 1934, which includes the filing with the SEC of periodic reports and other documents relating to our business, financial condition and other matters. We expect to incur, and continue to incur, significant accounting, legal and other expenses, including the expenses related to management’s annual evaluation report of its internal control over financial reporting included in this Annual Report, associated with our public company reporting requirements. We estimate that these costs will range up to $35,000 per year for the next few years and will be higher if our business volume and activity increases. Such compliance may be economically burdensome and as a result, we may not have sufficient funds to grow our operations.

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our principal executive offices are located at c/o Melvin Schlossberg, Gold Swap Inc., 72 Pond Road, Woodbury, New York 11797. We are not paying any rent for such space and we believe that our current office space will be adequate for the foreseeable future.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of voting securities of our company, or security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCBB under the symbol “GDSW”. Trading of our common stock commenced on January 6, 2012. Prior to January 6, 2012 there was no active market for our common stock.

There have been no sales of our common stock on the OTCBB as of January 25, 2012.

Security Holders

As of January 25, 2012, there were 30,631,200 shares of common stock issued and outstanding, which were held by 45 stockholders of record.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Recent Sales of Unregistered Securities

On July 13, 2010, the Company sold an aggregate of 9,000,000 shares of its common stock to 6 founders for a total consideration of $45,000. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the SEC.

Between September 2010 and December 2010 we sold an aggregate of 131,200 shares of our common stock at $0.05 per share in a private placement offering to 36 investors, which generated $6,560 in proceeds. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the SEC. The private placement did not involve a public offering.  These shares were subsequently registered on a registration statement on Form S-1 filed with the SEC which became effective on July 20, 2011.

Equity Compensation Plans

We do not have any equity compensation plans.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made and reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Special Note Regarding Forward-Looking Statements” elsewhere in this Annual Report.

We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this Annual Report.

Overview

We are focused on the business of direct-from-consumer, procurement and aggregation of precious metals to be recycled.  We intend to utilize consumer oriented advertising efforts to solicit individuals interested in liquidating unwanted jewelry and other items containing precious metals.  Through a global platform, we will facilitate an end-to-end consumer solution, from acquisition through liquidation. We intend to utilize a low cost, highly scalable and flexible business model that will allows us to quickly and efficiently adapt to entry into new markets, changes in economic conditions, supply and demand levels and other similar factors. With this in mind, we intend on using the proceeds from the sale of 131,200 shares of our common stock, which was offered in a private placement held from September through December 2010, which generated $6,560 in proceeds. As of the date of the prospectus contained in this registration statement we have raised $51,560 from the sale of our common stock. Such funds will not be sufficient to fund our operating expenses over the next twelve months.

Plan of Operation

Over the next twelve months, the Company intends to focus on the following activities:

s	locating and entering into agreements with one or more refineries;
s	soliciting individuals interested in selling unwanted items containing precious metals;
s	providing those individuals with the means and materials necessary to send those items in to the refineries; and
s	deriving profits from the spread between the scrap price and the spot price.

We have no day-to-day operations other than insuring that the timelines set forth below are achieved.

Months 1-3: finalize selection of third party collection agents and refiners and execute and deliver definitive agreements with such parties.

Completion of a bag and envelope system for the customer to request a kit that could be tracked by the customer during the refining process. Complete back-end processing of our website.

Months 3-6: upon completion of the above tasks, we intend to commence a marketing campaign.

These processes take time, and given the fact that the Company's officers and directors do not devote more than 30 hours a week to our operations there is no guarantee when the processes will be completed. There are also no current day-to-day operations; even when the milestones are achieved, management will not be expected to work full-time for the Company.

The Company estimates that it will require an approximate minimum of $150,000 in the next 12 months to implement its activities.  Such funds will be needed for the following purposes:

Purpose	Amount
Web Site	$25,000
Marketing	$70,000
Security and Surveillance	$10,000
Insurance	$10,000
Cost of operating as a public company:
Legal	$20,000
Accounting	15,000
Total	$150,000

If we are successful at partnering with a refinery then we will not need to incur $25,000 to develop the back-end for our website as it is our hope that such partner would have such back-end already developed. Since we have given ourselves another three months to locate such a partner and finalize the business terms with such third party, it is expected that the marketing expenses of approximately $70,000 will not need to be incurred until our website is functioning. The estimated costs for security/surveillance will be incurred at such time as well. The estimated legal and accounting costs of $35,000 will be incurred over the next 12 months.

If we are not successful at obtaining funds of $150,000, we will have to curtail our marketing efforts if our officers and directors do not directly fund our expenses.

Results of Operations

As of December 31, 2011, the Company had $1,752 in cash as compared to $47,480 as of December 31, 2010. We believe that such funds will not be sufficient to effectuate our plans with respect the Company’s proposed operation as a purchaser of precious metals and second-hand jewelry for refining and resale over the next twelve months. We will need to seek additional capital for the purpose of financing our marketing efforts.

Revenues

The Company is in its development stage and did not generate any revenues during the period from July 13, 2010 (inception) through December 31, 2011.

Total operating expenses

For the year ended December 31, 2011 total operating expenses were $49,803 which consisted mainly of professional accounting, legal, and Edgar fees related to SEC required filings. During period from July 13, 2010 (inception) to December 31, 2010, the total operating expenses were $1,078,505, which include compensation expenses of $1,075,000. The decrease of $1,028,702 to $49,803 in operating expenses was primarily as a result of the compensation expense of $1,075,000 representing the issuance of an aggregate of 21,500,000 shares to the officers and directors in July 2010. These shares were issued as follows: Mr. Schlossberg was issued 20,000,000 shares of our common stock in consideration for his services as an officer to the Company, valued in the amount of $1,000,000; Mr. Ptalis was issued 500,000 shares of our common stock in consideration for his services as an officer of the Company, valued in the amount of $25,000; and Mr. Mats was issued 1,000,000 shares of our common stock in consideration for his services as an officer of the Company, valued in the amount of $50,000. As the Company does not anticipate paying its officers and directors for their services, the shares were issued in consideration for their agreeing to serve as officers and directors of the Company. The shares issued to the directors and officers were valued at $0.05 per share.

Net loss

Net loss for the year ended December 31, 2011 was $49,803.  During the period from July 13, 2010 (inception) through December 31, 2010, the Company had a net loss of $1,078,505. The decrease in net loss was primarily the result of the compensation expense of $1,075,000 representing the issuance of an aggregate of 21,500,000 shares to the officers and directors in July 2010.

Liquidity and Capital Resources

As of December 31, 2011, the Company had a cash balance of $1,752.  On July 13, 2010, the Company sold an aggregate of 9,000,000 shares of its common stock to 6 founders for a total consideration of $45,000.  In September 2010, the Company commenced a private placement for up to 1,000,000 shares of its common stock, of which the Company sold only 131,200 shares and raised $6,560 as of December 31, 2010.  The Company believes that such funds will be insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. The officers and directors have orally agreed to lend funds to the Company in the event capital is required for the operations of the Company. However, there is no guarantee that our officers and directors will lend us the funds we need to commence operations. There is no minimum or maximum amount of funds that the officers and directors have agreed to lend; since each of Messrs. Schlossberg, Ptalis and Mats are committed to ensuring that the Company can operate its business, they have each agreed to be responsible for this Company's operating expenses for the next 12 months if outside financing is not available. Notwithstanding that our officers and directors are committed to ensuring that the Company can operate its business, neither Messrs. Schlossberg, Ptalis nor Mats are legally or contractually obligated to lend us any money. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

We currently have no commitments with any person for any capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Gold Swap Inc.
(A Development Stage Company)
Financial Statements
December 31, 2011 and 2010

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets – As of December 31, 2011 and 2010	F-2

Statements of Operations –
Year ended December 31, 2011, from
July 13, 2010 (inception) to December 31, 2010 and from
July 13, 2010 (inception) to December 31, 2011	F-3

Statements of Stockholder’s Equity (Deficit) –
Year ended December 31, 2011, from
July 13, 2010 (inception) to December 31, 2010 and from
July 13, 2010 (inception) to December 31, 2011	F-4

Statements of Cash Flows –
Year ended December 31, 2011, from
July 13, 2010 (inception) to December 31, 2010 and from
July 13, 2010 (inception) to December 31, 2011	F-5

Notes to Financial Statements	F-6 to F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Gold Swap, Inc.

We have audited the accompanying balance sheets of Gold Swap, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, the period from July 13, 2010 (inception) to December 31, 2010 and from July 13, 2010 (inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Swap, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, the period from July 13, 2010 (inception) to December 31, 2010 and from July 13, 2010 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $49,803, cash used in operations of $46,303, and a working capital and stockholders' deficit of $1,748, respectively, for the period ended December 31, 2011. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
January 16, 2012

551 NW 77th Street 107 * Boca Raton, FL  33487
Phone:  (561) 864-4444 * Fax:  (561) 892-3715
www.bermancpas.com * info@bermancpas.com
Registered with the PCAOB * Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

Gold Swap, Inc.
(A Development Stage Company)
Balance Sheets
December 31, 2011 and 2010

Assets
	2011	2010
Current Assets
Cash	$1,752	$47,480
Total Current Assets	1,752	47,480

Total Assets	$1,752	$47,480

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$3,500	$-
Total Current Liabilities	3,500	-

Stockholder's Equity (Deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
30,631,200 shares issued and outstanding	3,063	3,063
Additional paid-in capital	1,123,497	1,123,497
Deficit accumulated during the development stage	(1,128,308)	(1,078,505)
Subscriptions receivable	-	(575)
Total Stockholder's Equity (Deficit)	(1,748)	47,480

Total Liabilities and Stockholder's Equity (Deficit)	$1,752	$47,480

Gold Swap, Inc.
(A Development Stage Company)
Statements of Operations

		From July 13, 2010	From July 13, 2010
	Year Ended	(Inception) to	(Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

General and administrative expenses	$49,803	$1,078,505	1,128,308

Net loss	$(49,803)	$(1,078,505)	(1,128,308)

Net loss per common share - basic and diluted	$(0.00)	$(0.04)	(0.04)

Weighted average number of common shares outstanding
during the period - basic and diluted	30,631,200	29,656,703	30,320,306

Gold Swap, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
Year Ended December 31, 2011, from July 13, 2010 (inception) to December 31, 2010 and from July 13, 2010 (inception) to December 31, 2011

					Additional	Deficit		Total
	Preferred Stock, $0.0001 Par Value		Common Stock, $0.0001 Par Value		Paid In	Accumulated during	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Development Stage	Receivable	Equity (Deficit)

Stock issued for services - related parties ($0.05/share)	-	$-	21,500,000	$2,150	$1,072,850	$-	$-	$1,075,000

Stock issued for cash ($0.005 - $0.05/share)	-	-	9,131,200	913	50,647	-	(575)	50,985

Net loss - December 31, 2010	-	-	-	-	-	(1,078,505)	-	(1,078,505)

Balance - December 31, 2010	-	-	30,631,200	3,063	1,123,497	(1,078,505)	(575)	47,480

Collection of subscription receivable			-	-	-	-	575	575

Net loss - December 31, 2011	-	-	-	-	-	(49,803)	-	(49,803)

Balance - December 31, 2011	-	$-	30,631,200	$3,063	1,123,497	$(1,128,308)	$-	$(1,748)

Gold Swap, Inc.
(A Development Stage Company)
Statements of Cash Flows

		From July 13, 2010	From July 13, 2010
	Year Ended	(Inception) to	(Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,803)	$(1,078,505)	$(1,128,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related parties	-	1,075,000	1,075,000
Changes in operating assets and liabilities:
Increase in accounts payable	3,500	-	3,500
Net Cash Used In Operating Activities	(46,303)	(3,505)	(49,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	575	50,985	51,560
Net Cash Provided By Financing Activities	575	50,985	51,560

Net Increase (Decrease) in Cash	(45,728)	47,480	1,752

Cash - Beginning of Period	47,480	-	-

Cash - End of Period	$1,752	$47,480	$1,752

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity:
Stock issued in connection with subscription receivable	$	$575	$-

Gold Swap Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Gold Swap Inc. (the “Company”), was incorporated in the State of New York on July 13, 2010.

The Company intends to purchase precious metals and second-hand jewelry for refining and resale. The Company has not clearly identified how it will operate its business, only that it will explore commercial feasibility.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan.

Risks and Uncertainties

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

Gold Swap Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at December 31, 2011 and 2010.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At December 31, 2011 and 2010, there were no balances that exceeded the federally insured limit.

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

The Company has no common stock equivalents, which, if exercisable, would be anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Income Taxes

Provisions for income taxes are calculated based on reported pre-tax earnings and current tax law.

Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company periodically assess its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. When it is not more likely than not that a tax position will be sustained, the Company records its best estimate of the resulting tax liability and any applicable interest and penalties in the financial statements.

Gold Swap Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using statutory rates in effect for the year in which the differences are expected to reverse. The Company presents the tax effects of these deferred tax assets and liabilities separately for each major tax jurisdiction.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that the changes are enacted. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized. The Company evaluates its deferred tax assets and liabilities on a periodic basis.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $49,803, cash used in operations of $46,303 and a working capital and stockholders’ deficit of $1,748, respectively, for the year ended December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on Management's plans, which currently includes commencement of operations and partial reliance upon related party debt or equity.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Gold Swap Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
Note 3 Income Taxes

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward of approximately $53,000 at December 31, 2011, expiring through 2031. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at December 31, 2011 and 2010 are approximately as follows:

	2011	2010
Gross deferred tax assets:
Net operating loss carryforwards	$(21,000)	$(1,000)
Total deferred tax assets	21,000	1,000
Less: valuation allowance	(21,000)	(1,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at December 31, 2010 was approximately $1,000. The net change in valuation allowance during the period ended December 31, 2011, was an increase of approximately $20,000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2011 and 2010.

Gold Swap Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011

The actual tax benefit differs from the expected tax benefit for the period ended December 31, 2011 and 2010 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 7.1% for State income taxes, a blended rate of 38.69%) approximately as follows:

	2011	2010
Expected tax expense (benefit) - Federal	$(16,000)	$(341,000)
Expected tax expense (benefit) – State	(4,000)	(77,000)
Non-deductible stock compensation	-	417,000
Change in valuation allowance	20,000	1,000
Actual tax expense (benefit)	$-	$-

Note 4 Fair Value  for Financial Assets and Liabilities

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

s	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

s
Level 2: Inputs reflect: quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

s
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

At December 31, 2011 and 2010, the Company has no instruments that require additional disclosure.

The carrying amounts of the Company’s short-term financial instruments, including cash, approximate fair value due to the relatively short period to maturity for these instruments.

Gold Swap Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011

Note 5 Stockholders’ Equity (Deficit)

From July 13, 2010 (inception) to December 31, 2010, the Company issued the following shares:

Type	Quantity	Valuation	Value Per Share
Cash	9,131,200	$51,560	$0.005 - $0.05
Services – related parties	21,500,000	1,075,000	$0.05
Total	30,631,200	$1,126,560	$0.005 - $0.05

In connection with stock issued for services, the Company determined fair value based upon recent cash offerings with third parties, which was the most readily available evidence.

In connection with the stock issued for cash, 11,500 shares, valued at $575, was recorded as a subscription receivable.  The subscription was collected in January 2011.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of the Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2011. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of December 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position

Melvin Schlossberg	64	Chairman, Chief Executive Officer, President, Secretary and Director
Donald Ptalis	69	Chief Financial Officer and Director
Vadim Mats	27	Vice President of Business Development

Melvin Schlossberg has been our Chairman, Chief Executive Officer, President, Secretary and a director since our inception on July 13, 2010. Since 1988, Mr. Schlossberg has been the founder and manager GEM Studio Inc., a company involved in the development and production of story boards and animatic presentations used in the early stages of commercials and national advertising campaigns. Mr. Schlossberg’s experience in sales  and advertising provides our company with an understanding of marketing and as our President and Chief Executive Officer, Mr. Schlossbery provides essential insight and guidance to our board of directors. The foregoing led to the conclusion of our board that Mr. Schlossberg should serve as a director of our company.

Donald Ptalis has been our Chief Financial Officer since July 20, 2010. Mr. Ptalis is the founder and currently a consultant to Plaza Promotions Inc., a company he founded in 2004. Plaza Promotions is a promotional company that provides premiums, POP printing, direct mail, and event marketing to companies in need of these services.  Plaza Promotions clientele to this day include many fortune 500 companies. From 1987-1993, Mr. Ptalis was the president and chief financial officer of Desk, Inc., a steelcase dealership with over $31,000,000 in sales, where he was responsible for the daily oversight of the company’s operations. Mr. Ptalis received a Bachelor in Mechanical Engineering from the City College of New York in 1964. Mr. Ptalis’s experience in promotions and operations provides our company with an understanding of management. The foregoing led to the conclusion of our board that Mr. Ptalis should serve as a director of our company.

Vadim Mats has been our vice President of Business Development since July 20, 2010. Since June 2010, Mr. Mats has been the chief financial officer of Whalehaven Capital, an investment fund. Prior to joining Whalehaven Capital, Mr. Mats was assistant controller with Eton Park Capital Management, a leading multi strategy fund from July 2007 to December 2009, where he handled various functions and products in the accounting department. From June 2006 to July 2007, Mr. Mats was a fund accountant with The Bank of New York Mellon, where he was responsible for over fifteen funds. Mr. Mats graduated Cum Laude from the Zicklin School of Business at Bernard Baruch College with a Bachelor of business administration degree in finance and investments in May 2006.

There are no familial relationships among any of our officers or directors.  None of our directors or officers is a director in any other reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or has a material interest adverse to it.

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Auditors; Code of Ethics; Financial Expert

Our independent registered public accounting firm is Berman & Company, P.A.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

Since none of our securities have been registered pursuant to Section 12(b) or 12(g) of the Exchange Act of 1934, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports. Since none of our securities have been registered pursuant to

Item 11. Executive Compensation.

Since our incorporation on July 13, 2010, Melvin Schlossberg has been our Chairman, President, Chief Executive Officer, Secretary and a director. We have no formal employment or consulting agreement with Mr. Schlossberg. During the period from July 13, 2010 (inception) to December 31, 2010, Mr. Schlossberg was issued 20,000,000 shares of our common stock in consideration for his services as an officer to the Company, valued in the amount of $1,000,000.

Since July 20, 2010, Donald Ptalis has been our Chief Financial Officer and a director. We have no formal employment or consulting agreement with Mr. Ptalis. During the period from July 13, 2010 (inception) to December 31, 2010, Mr. Ptalis was issued 500,000 shares of our common stock in consideration for his services as an officer of the Company, valued in the amount of $25,000.

Since July 20, 2010, Vadim Mats has been our Vice President of Business Development. We have no formal employment or consulting agreement with Mr. Mats. During the period from July 13, 2010 (inception) to December 31, 2010, Mr. Mats was issued 1,000,000 shares of our common stock in consideration for his services as an officer of the Company, valued in the amount of $50,000.

Summary Compensation Table

Name and principal position (a)	Year(1) (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)		Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Melvin Schlossberg (President, Chief Executive Officer and Secretary)	2011 2010	0 0	0 0	0 1,000,000	(1)	0 0	0 0	0 0	0 0	0 1,000,000

Donald Ptalis (Chief Financial Officer)	2011 2010	0 0	0 0	0 25,000	(2)	0 0	0 0	0 0	0 0	0 25,000

Vadim Mats (VP of Business Development)	2011 2010	0 0	0 0	0 50,000	(3)	0 0	0 0	0 0	0 0	0 50,000

(1)	On July 20, 2010, Mr. Schlossberg was issued 20,000,000 shares of our common stock in consideration for his services as an officer to the Company, valued in the amount of $1,000,000.

(2)	On July 20, 2010, Mr. Ptalis was issued 500,000 shares of our common stock in consideration for his services as an officer of the Company, valued in the amount of $25,000.

(3)	Mr. Mats was issued 1,000,000 shares of our common stock in consideration for his services as an officer of the Company, valued in the amount of $50,000.

Since our incorporation on July 13, 2010, no stock options or stock appreciation rights were granted to any of our directors or executive officers, none of our directors or executive officers exercised any stock options or stock appreciation rights, and none of them hold unexercised stock options. We have no long-term incentive plans.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

During the period from July 13, 2010 (inception) to December 31, 2011, none of our directors received compensation for services rendered in their capacity as a director. However, they were compensated for services rendered in their capacities as officers of the Company.

No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of January 25, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 30,631,200 shares of our common stock issued and outstanding as of January 25, 2012.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Gold Swap Inc., c/o Mr. Melvin Schlossberg, 72 Pond Road, Woodbury, New York 11797.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Melvin Schlossberg	Common	20,000,000	65.3%

Donald Ptalis	Common	500,000	1.6%

Vadim Mats	Common	1,000,000	3.26%

Directors and Officers as a group (3 persons)		21,500,000	70.18%

Item 13.  Certain Relationships and Related Transactions and Director Independence.

On July 13, 2010, we issued 1,500,000 shares of our common stock to Mrs. Corie Weisblum.  These shares were issued in exchange for $7,500. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Mrs. Weisblum is founder of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On July 13, 2010, we issued 1,500,000 shares of our common stock to Mrs. Efrat Finkelstein.  These shares were issued in exchange for $7,500. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Mrs. Finkelstein is founder of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On July 13, 2010, we issued 1,500,000 shares of our common stock to Osher Capital Inc., a New York corporation, in which Mr. Arie Kluger is the controlling shareholder.  These shares were issued in exchange for $7,500. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Mr. Kluger is a founder of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On July 13, 2010, we issued 1,500,000 shares of our common stock to Lifeline Industries, Inc., New York corporation in which Robb Knie is the sole officer and controlling shareholder. These shares were issued in exchange for $7,500. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Mr. Knie is a founder of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On July 13, 2010, we issued 1,500,000 shares of our common stock to DPIT1 LLC, a Nevada limited liability company in which Samuel DelPresto is the sole officer and controlling person. These shares were issued in exchange for $7,500. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Mr. DelPresto is a founder of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On July 13, 2010, we issued 1,500,000 shares of our common stock to Momona Capital LLC, a New York limited liability company in which Arie Rabinowitz is the sole officer and controlling person. These shares were issued in exchange for $7,500. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Mr. Rabinowitz is a founder of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On July 20, 2010, we issued 1,000,000 shares of our common stock to Vadim Mats. These shares were issued in exchange for services rendered as an officer of the Company, valued in the amount of $50,000. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Mr. Mats is an officer of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On July 20, 2010, we issued 20,000,000 shares of our common stock to Melvin Schlossberg. These shares were issued in exchange for services rendered as an officer of the Company, valued in the amount of $1,000,000. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Mr. Schlossberg is an officer and director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On July 20, 2010, we issued 500,000 shares of our common stock to Donald Ptalis. These shares were issued in exchange for services rendered as an officer of the Company, valued in the amount of $25,000. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Mr. Ptalis is an officer and a director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

Our principal executive offices are located at c/o Melvin Schlossberg (an officer and director of the Company), 72 Pond Road, Woodbury, New York 11797. We are not paying any rent for such space.

Item 14.  Principal Accounting Fees and Services

Our board of directors reviews and pre-approves audit and permissible non-audit services performed by our independent registered public accounting firm, Berman & Company, P.A.(“Berman”) as well as the fees for such services to ensure that the provision of such services is compatible with maintaining independence.

Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our board of directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis.

The following table shows the fees for services provided by Berman for the years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees (1)	$16,000	$-
Audit Related Fees	-	-
Tax Fees (tax-related services)	-	-
All other fees	-	-
Total Fees	$16,000	$-

(1)	Audit fees - these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

All services provided by and all fees paid to Berman were pre-approved by our board of directors. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

PART IV

Item 15. Exhibits

Exhibits	Description

3.1	Certificate of Incorporation*
3.2	Amendment to Certificate of Incorporation*
3.3	Bylaws*
4.1	Form of Stock Certificate*
10.1	Form of Regulation D Subscription Agreement*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 on March 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gold Swap Inc.

By: /s/ Melvin Schlossberg
(Chairman, President, Chief Executive Officer and Secretary)
(Principal Executive Officer)

Date:  January 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Melvin Schlossberg	Chairman, President, Chief Executive Officer, Secretary and Director	January 26, 2012
Melvin Schlossberg	(Principal Executive Officer)

/s/ Donald Ptalis	Chief Financial Officer and Director	January 26, 2012
Donald Ptalis	(Principal Financial Officer and
Principal Accounting Officer)