Form 10-Q
period 2012-03-31
Gold Swap Inc
filed 2012-05-15
CIK 1514183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-173163

GOLD SWAP INC.
(Exact name of small business issuer as specified in its charter)

New York (State of incorporation)	27-3046338 (IRS Employer ID Number)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files).    Yes ☐  No ☒

As of May 9, 2012, 30,631,200 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Gold Swap Inc.
(A Development Stage Company)
Financial Statements
March 31, 2012
(Unaudited)

CONTENTS

Page(s)
Balance Sheets – March 31, 2012 (unaudited) and December 31, 2011	F-1

Statements of Operations – Three months ended March 31, 2012 and 2011, from July 13, 2010 (Inception) to March 31, 2012 (unaudited)	F-2

Statement of Stockholders’ Deficit – From July 13, 2010 (Inception) to March 31, 2012 (unaudited)	F-3

Statements of Cash Flows – Three months ended March 31, 2012 and 2011, from July 13, 2010 (Inception) to March 31, 2012 (unaudited)	F-4

Notes to Financial Statements (unaudited)	F-5-8

4

Gold Swap, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2012	December 31, 2011
Assets	(Unaudited)

Current Assets
Cash	$3,713	$1,752
Total Current Assets	3,713	1,752

Total Assets	$3,713	$1,752

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$3,500	$3,500
Total Current Liabilities	3,500	3,500

Long Term Liabilities
Notes payable	15,000	-
Total Long Term Liabilities	15,000	-

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
30,631,200 shares issued and outstanding	3,063	3,063
Additional paid-in capital	1,123,497	1,123,497
Deficit accumulated during the development stage	(1,141,347)	(1,128,308)
Total Stockholders' Deficit	(14,787)	(1,748)

Total Liabilities and Stockholders' Deficit	$3,713	$1,752

See accompanying notes to financial statements

Gold Swap, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
			July 13, 2010
	Three Months ended March 31,		(Inception) to
	2012	2011	March 31, 2012

General and administrative expenses	$13,039	$11,898	$1,141,347

Net loss	$(13,039)	$(11,898)	$(1,141,347)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.04)

Weighted average number of common shares outstanding
during the period - basic and diluted	30,631,200	29,992,736	30,365,428

See accompanying notes to financial statements

Gold Swap, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Three months ended March 31, 2012 (unaudited) and From July 13, 2010 (Inception) to March 31, 2012

						Deficit
	Preferred Stock, $0.0001 Par Value		Common Stock, $0.0001 Par Value		Additional Paid In	Accumulated during Development	Subscription	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Equity

Stock issued for services - related parties ($0.05/share)	-	$-	21,500,000	$2,150	$1,072,850	$-	$-	$1,075,000

Stock issued for cash ($0.005 - $0.05/share)	-	-	9,131,200	913	50,647	-	(575)	50,985

Net loss - from July 13, 2010 (inception) to December 31, 2010	-	-	-	-	-	(1,078,505)	-	(1,078,505)

Balance - December 31, 2010	-	-	30,631,200	3,063	1,123,497	(1,078,505)	(575)	47,480

Collection of subscription receivable	-	-	-	-	-	-	575	575

Net loss - December 31, 2011	-	-	-	-	-	(49,803)	-	(49,803)

Balance - December 31, 2011	-	-	30,631,200	3,063	1,123,497	(1,128,308)	-	(1,748)

Net loss - three months ended March 31, 2012	-	-	-	-	-	(13,039)	-	(13,039)

Balance - March 31, 2012	-	$-	30,631,200	$3,063	$1,123,497	$(1,141,347)	$-	$(14,787)

See accompanying notes to financial statements

Gold Swap, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			July 13, 2010
	Three Months Ended March 31,		(Inception) to
CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011	March 31, 2012
Net loss	$(13,039)	$(11,898)	$(1,141,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related parties	-	-	1,075,000
Changes in operating assets and liabilities:
Increase in accounts payable	-	-	3,500
Net Cash Used In Operating Activities	(13,039)	(11,898)	(62,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	15,000	-	15,000
Proceeds from issuance of common stock	-	575	51,560
Net Cash Provided By Financing Activities	15,000	575	66,560

Net Increase (Decrease) in Cash	1,961	(11,323)	3,713

Cash - Beginning of Period	1,752	47,480	-

Cash - End of Period	$3,713	$36,157	$3,713

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to financial statements

Gold Swap Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
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

The financial information as of December 31, 2011 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the period from July 13, 2010 (Inception) to December 31, 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2012 are not necessarily indicative of results for the full fiscal year.

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
March 31, 2012
(Unaudited)

Risks and Uncertainties

The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure. Also, see Note 4 regarding going concern matters.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

●estimated fair value of share based payments; and
●estimated 100% valuation allowance for deferred tax assets, due to continuing and expected future losses

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at March 31, 2012 and December 31, 2011.

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
March 31, 2012
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

The Company has no common stock equivalents, which, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 4 Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $13,039 and net cash used in operations of $13,039 for the three months ended March 31, 2012. The Company had a stockholders’ deficit of $14,787 at March 31, 2012. The Company is in the development stage and has not generated any revenues since inception.

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
March 31, 2012
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

Note 6 Stockholders’ Deficit

From July 13, 2010 (Inception) to December 31, 2010, the Company issued the following shares:

Type	Quantity	Valuation	Value per share
Cash	9,131,200	$51,560	$0.005-$0.05
Services - related parties	21,500,000	1,075,000	$0.050
Total	30,631,200	$1,126,560

In connection with stock issued for services, the Company determined fair value based upon recent cash offerings with third parties at that time, which was the most readily available evidence.

Note 7 Notes Payable

During February 2012, the Company executed notes payable for $15,000. The notes bear interest at 6%, default interest at 12%  and are unsecured. The notes were amended in April 2012 to provide that all the notes are due and payable February 2014.

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

Results of Operations

Revenues

The Company is in its development stage and did not generate any revenues during the period from July 13, 2010 (inception) through March 31, 2012.

Total operating expenses

For the three months ended March 31, 2012 and March 31, 2011, general and administrative expenses were $13,039 and $11,898, respectively. General and administrative expenses consists mainly of professional fees.

Net loss

Net loss for the three month period ended March 31, 2012 was $13,039 as compared to the net loss for the three month period ended March 31, 2011 of $11,898. The decrease in the net loss was primarily due to an increase in filings fees.

Liquidity and Capital Resources

As of March 31, 2012, the Company had $3,713 in cash. We do not have sufficient funds to effectuate our plans with respect the Company’s proposed operation as a purchaser of precious metals and second-hand jewelry for refining and resale over the next twelve months. We will need to seek additional capital for the purpose of financing our marketing efforts. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. The officers and directors have orally agreed to lend funds to the Company in the event capital is required for the operations of the Company. However, there is no guarantee that our officers and directors will lend us the funds we need to commence operations. There is no minimum or maximum amount of funds that the officers and directors have agreed to lend; since each of Messrs. Schlossberg, Ptalis and Mats are committed to ensuring that the Company can operate its business, they have each agreed to be responsible for this Company's operating expenses for the next 12 months if outside financing is not available. Notwithstanding that our officers and directors are committed to ensuring that the Company can operate its business, neither Messrs. Schlossberg, Ptalis nor Mats are legally or contractually obligated to lend us any money. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

On April 25, 2012 the Company executed amendments to 6% promissory notes with five lenders, each note identical and each note in the original principal amount of $3,000. The principal and accrued interest thereof are due and payable on February 25, 2014. Melvin Schlossberg, the President, Chief Executive Officer and a Director of the Company, is the father-in-law of one the lenders, Corrie Weisblum

We currently have no commitments with any person for any capital expenditures.

Going Concern Consideration

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $13,039, working capital of $213, and stockholders' deficit of $14,787 for the three months ended March 31, 2012. The Company is in the development stage and has not generated any revenues since inception.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3,    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None

Item 6.    Exhibits

Exhibit No.	Description

10.1	6% Promissory Note dated April 25, 2012 between Gold Swap Inc. and Efrat Finkelstein

10.2	6% Promissory Note dated April 25, 2012 between Gold Swap Inc. and Momona Capital LLC

10.3	6% Promissory Note dated April 25, 2012 between Gold Swap Inc. and DPIT1 LLC

10.4	6% Promissory Note dated April 25, 2012between Gold Swap Inc. and Osher Capital Partners LLC

10.5	6% Promissory Note dated April 25, 2012 between Gold Swap Inc. and Corrie Weisblum

31.1	Rule 13a-14(a)/15d14(a) Certifications of Melvin Schlossberg, the Principal Executive Officer

31.2	Rule 13a-14(a)/15d14(a) Certifications of Donald Ptalis, the Principal Financial Officer

32.1	Section 1350 Certifications of Melvin Schlossberg, the Principal Executive Officer

32.2	Section 1350 Certifications of Donald Ptalis, the Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD SWAP INC.

By:	/s/ Melvin Schlossberg
Name: Melvin Schlossberg
Title: President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)

Dated: May 15, 2012

By:	/s/ Donald Ptalis
Name: Donald Ptalis
Title: Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Dated: May 15, 2012