Form 10-Q
period 2012-06-30
Gold Swap Inc
filed 2012-08-01
CIK 1514183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

As of July 31, 2012, 30,631,200 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.          Financial Statements.

Gold Swap Inc.
(A Development Stage Company)
Financial Statements
June 30, 2012
(Unaudited)

CONTENTS

Page(s)

Balance Sheets –
June 30, 2012 (unaudited) and December 31, 2011	F-1

Statements of Operations –
Three and Six months ended June 30, 2012, and 2011,and from
July 13, 2010 (Inception) to June 30, 2012 (unaudited)	F-2

Statement of Stockholders’ Deficit –
From July 13, 2010 (Inception) to June 30, 2012 (unaudited)	F-3

Statements of Cash Flows –
Six months ended June 30, 2012, and 2011, from
July 13, 2010 (Inception) to June 30, 2012 (unaudited)	F-4

Notes to Financial Statements (unaudited)	F-5 - F-9

Gold Swap, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2012	December 31, 2011
Assets	(Unaudited)

Current Assets
Cash	$813	$1,752
Total Current Assets	813	1,752

Total Assets	$813	$1,752

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$6,268	$3,500
Total Current Liabilities	6,268	3,500

Long Term Liabilities
Notes Payable	15,000	-
Total Long Term Liabilities	15,000	-

Total Liabilities	21,268	3,500

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
30,631,200 shares issued and outstanding	3,063	3,063
Additional paid-in capital	1,123,497	1,123,497
Deficit accumulated during the development stage	(1,147,015)	(1,128,308)
Total Stockholders' Deficit	(20,455)	(1,748)

Total Liabilities and Stockholders' Deficit	$813	$1,752

See accompanying notes to financial statements

Gold Swap, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					July 13, 2010
	Three Months ended June 30,		Six Months ended June 30,		(Inception) to
	2012	2011	2012	2011	June 30, 2012

General and administrative expenses	$5,668	$13,853	$18,707	$25,751	$1,147,015

Net loss	$(5,668)	$(13,853)	$(18,707)	$(25,751)	$(1,147,015)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted average number of common shares outstanding
during the period - basic and diluted	30,631,200	30,631,200	30,631,200	30,631,200	30,399,112

See accompanying notes to financial statements

Gold Swap, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Six months ended June 30, 2012 (unaudited) and From July 13, 2010 (Inception) to June 30, 2012

	Preferred Stock, $0.0001 Par Value		Common Stock, $0.0001 Par Value		Additional Paid In	Deficit Accumulated during	Subscription	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	Development Stage	Receivable	Equity (Deficit)

Stock issued for services - related parties ($0.05/share)	-	$-	21,500,000	$2,150	$1,072,850	$-	$-	$1,075,000

Stock issued for cash ($0.005 - $0.05/share)	-	-	9,131,200	913	50,647	-	(575)	50,985

Net loss - from July 13, 2010 (inception) to December 31, 2010	-	-	-	-	-	(1,078,505)	-	(1,078,505)

Balance - December 31, 2010	-	-	30,631,200	3,063	1,123,497	(1,078,505)	(575)	47,480

Receipt of subscription receivable	-	-	-	-	-	-	575	575

Net loss - year ended December 31, 2011	-	-	-	-	-	(49,803)	-	(49,803)

Balance - December 31, 2011	-	-	30,631,200	3,063	1,123,497	(1,128,308)	-	(1,748)

Net loss - six months ended June 30, 2012	-	-	-	-	-	(18,707)	-	(18,707)

Balance - June 30, 2012 (unaudited)	-	$-	30,631,200	$3,063	$1,123,497	$(1,147,015)	$-	$(20,455)

See accompanying notes to financial statements

Gold Swap, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,		July 13, 2010 (Inception) to
CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011	June 30, 2012
Net loss	$(18,707)	$(25,751)	(1,147,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related parties	-	-	1,075,000
Increase in accounts payable	2,768	3,500	6,268
Net Cash Used In Operating Activities	(15,939)	(22,251)	(65,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	15,000	-	15,000
Proceeds from issuance of common stock	-	575	51,560
Net Cash Provided By Financing Activities	15,000	575	66,560

Net Increase (Decrease) in Cash	(939)	(21,676)	813

Cash - Beginning of Period	1,752	47,480	-

Cash - End of Period	$813	$25,804	813

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$-	$-	-
Interest	$-	$-	-

See accompanying notes to financial statements

Gold Swap Inc.
(A Development Stage Company)
Financial Statements
June 30, 2012
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the six months ended June 30, 2012 are not necessarily indicative of results for the full fiscal year.

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
Financial Statements
June 30, 2012
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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at June 30, 2012 and December 31, 2011, respectively.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Gold Swap Inc.
(A Development Stage Company)
Financial Statements
June 30, 2012
(Unaudited)

Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The Company has had no common stock equivalents since inception.

Since the Company reflected a net loss, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 4 Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $18,707 and net cash used in operations of $15,939 for the six months ended June 30, 2012. The Company had a working capital deficit of $5,455 and a stockholders’ deficit of $20,455 at June 30, 2012. The Company is in the development stage and has not generated any revenues since inception.

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
Financial Statements
June 30, 2012
(Unaudited)
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

The Company's financial instruments consisted primarily of cash, accounts payable and notes payable. The carrying amounts of the Company’s financial instruments generally approximate their fair value due to the relatively short period to maturity for these instruments.

Note 6 Stockholders’ Deficit

From July 13, 2010 (Inception) to December 31, 2010, the Company issued the following shares:

Type	Quantity	Valuation	Value per share
Cash	9,131,200	$51,560	$0.005 - $0.05
Services - related parties	21,500,000	1,075,000	$0.0500
Total	30,631,200	$1,126,560

In connection with stock issued for services, the Company determined fair value based upon recent cash offerings with third parties at that time, which was the most readily available evidence.

Gold Swap Inc.
(A Development Stage Company)
Financial Statements
June 30, 2012
(Unaudited)

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

Plan of Operation

Over the next twelve months, the Company intends to focus on the following activities:

●	the Company will locate and enter into agreements with one or more refineries;
●	solicits individuals interested in selling unwanted items containing precious metals;
●	provides those individuals with the means and materials necessary to send those items in to the refineries; and
●	derives profits from the spread between the scrap price and the spot price.

We have no day-to-day operations other than insuring that the timelines set forth below are achieved. Due to the current state of economy and other factors, we have not been successful in proceeding with our proposed timetable to bring the business to fruition.

Results of Operations

Revenues

The Company is in its development stage and did not generate any revenues during the period from July 13, 2010 (inception) through June 30, 2012.

Total operating expenses

For the three months ended June 30, 2012 and June 30, 2011, general and administrative expenses were $5,668 and $13,853, respectively. General and administrative expenses consists mainly of professional fees. The reason for the decrease of $8,185 in expenses was a reduced need for such professionals due to costs associated with the S-1 filing process during the period ended June 30, 2011.

For the six months ended June 30, 2012 and June 30, 2011, general and administrative expenses were $18,707 and $25,751, respectively. This decrease was to due to costs associated with the S-1 filing process during the period ended June 30, 2011.

Net loss

Net loss for the three-month period ended June 30, 2012 was $5,668 as compared to the net loss for the three-month period ended June 30, 2011 of $13,853. The decrease in the net loss was primarily due to fees associated with the S-1 filing made during the period ended June 30, 2011.

Net loss for the six-month period ended June 30, 2012 was $18,707 as compared to the net loss for the six-month period ended June 30, 2011 of $25,751. The decrease in the net loss was primarily due to fees associated with the S-1 filing made during the period ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, the Company had $813 in cash. We do not have sufficient funds to effectuate our plans with respect the Company’s proposed operation as a purchaser of precious metals and second-hand jewelry for refining and resale over the next twelve months. We will need to seek additional capital for the purpose of financing our marketing efforts. There can be no assurance that additional capital will be available to the Company. Other than as described below, the Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. The officers and directors have orally agreed to lend funds to the Company in the event capital is required for the operations of the Company. However, there is no guarantee that our officers and directors will lend us the funds we need to commence operations. There is no minimum or maximum amount of funds that the officers and directors have agreed to lend; since each of Messrs. Schlossberg, Ptalis and Mats are committed to ensuring that the Company can operate its business, they have each agreed to be responsible for this Company's operating expenses for the next 12 months if outside financing is not available. Notwithstanding that our officers and directors are committed to ensuring that the Company can operate its business, neither Messrs. Schlossberg, Ptalis nor Mats are legally or contractually obligated to lend us any money. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

On April 25, 2012 the Company executed amendments to 6% promissory notes with five lenders, each note identical and each note in the original principal amount of $3,000. The principal and accrued interest thereof are due and payable on February 25, 2014. Melvin Schlossberg, the President, Chief Executive Officer and a Director of the Company, is the father-in-law of one the lenders, Corie Weisblum.

We currently have no commitments with any person for any capital expenditures.

Going Concern Consideration

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $18,707, and net cash used in operations of $15,939 for the six months ended June 30, 2012. The Company had a working capital deficit of $5,455 and a stockholders' deficit of $20,455 as of June 30, 2012. The Company is in the development stage and has not generated any revenues since inception.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In making those critical accounting estimates, we are required to make assumptions about matters that may be highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the assumptions that could occur, could have a material effect on our financial condition or results of operations.

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

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The Company has had no common stock equivalents since inception.

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

Dated: August 1, 2012

By:	/s/ Donald Ptalis
Name: Donald Ptalis
Title: Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Dated: August 1, 2012