Form 10-Q
period 2012-09-30
Gold Swap Inc
filed 2012-11-13
CIK 1514183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-173163

GOLD SWAP INC.
(Exact name of small business issuer as specified in its charter)

New York	27-3046338
(State of incorporation)	(IRS Employer ID Number)

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

As of November 12, 2012, 30,631,200 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.

Gold Swap Inc.
(A Development Stage Company)
Financial Statements
September 30, 2012
(Unaudited)

CONTENTS

Page(s)
Balance Sheets – September 30, 2012 (unaudited) and December 31, 2011	2

Statements of Operations – Three and Nine months ended September 30, 2012, and 2011, and from July 13, 2010 (Inception) to September 30, 2012 (unaudited)	3

Statement of Stockholders’ Deficit – From July 13, 2010 (Inception) to September 30, 2012 (unaudited)	4

Statements of Cash Flows – Nine months ended September 30, 2012, and 2011, from July 13, 2010 (Inception) to September 30, 2012 (unaudited)	5

Notes to Financial Statements (unaudited)	6 - 10

Gold Swap, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2012	December 31, 2011
Assets	(Unaudited)

Current Assets
Cash	$279	$1,752
Total Current Assets	279	1,752

Total Assets	$279	$1,752

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$14,284	$3,500
Total Current Liabilities	14,284	3,500

Long Term Liabilities
Notes payable	15,000	-
Total Long Term Liabilities	15,000	-

Total Liabilities	29,284	3,500

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
30,631,200 shares issued and outstanding	3,063	3,063
Additional paid-in capital	1,123,497	1,123,497
Deficit accumulated during the development stage	(1,155,565)	(1,128,308)
Total Stockholders' Deficit	(29,005)	(1,748)

Total Liabilities and Stockholders' Deficit	$279	$1,752

See accompanying notes to financial statements

Gold Swap, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					July 13, 2010
	Three Months ended September 30,		Nine Months ended September 30,		(Inception) to September 30,
	2012	2011	2012	2011	2012

General and administrative expenses	$8,550	$17,719	$27,257	$43,470	$1,155,565

Net loss	$(8,550)	$(17,719)	$(27,257)	$(43,470)	$(1,155,565)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted average number of common shares outstanding
during the period - basic and diluted	30,631,200	30,631,200	30,631,200	30,631,200	30,425,473

See accompanying notes to financial statements

Gold Swap, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Nine months ended September 30, 2012 (unaudited) and From July 13, 2010 (Inception) to September 30, 2012

	Preferred Stock, $0.0001 Par Value		Common Stock, $0.0001 Par Value		Additional Paid In	Deficit Accumulated during Development	Subscription	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	(Deficit)

Stock issued for services - related parties ($0.05/share)	-	$-	21,500,000	$2,150	$1,072,850	$-	$-	$1,075,000

Stock issued for cash ($0.005 - $0.05/share)	-	-	9,131,200	913	50,647	-	(575)	50,985

Net loss - from July 13, 2010 (inception) to December 31, 2010	-	-	-	-	-	(1,078,505)	-	(1,078,505)

Balance - December 31, 2010	-	-	30,631,200	3,063	1,123,497	(1,078,505)	(575)	47,480

Receipt of subscription receivable	-	-	-	-	-	-	575	575

Net loss - year ended December 31, 2011	-	-	-	-	-	(49,803)	-	(49,803)

Balance - December 31, 2011	-	-	30,631,200	3,063	1,123,497	(1,128,308)	-	(1,748)

Net loss - nine months ended September 30, 2012	-	-	-	-	-	(27,257)	-	(27,257)

Balance - September 30, 2012 (unaudited)	-	$-	30,631,200	$3,063	$1,123,497	$(1,155,565)	$-	$(29,005)

See accompanying notes to financial statements

Gold Swap, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		July 13, 2010 (Inception) to September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011	2012
Net loss	$(27,257)	$(43,470)	(1,155,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related parties	-	-	1,075,000
Increase in accounts payable and accrued expenses	10,784	3,500	14,284
Net Cash Used In Operating Activities	(16,473)	(39,970)	(66,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	15,000	-	15,000
Proceeds from issuance of common stock	-	575	51,560
Net Cash Provided By Financing Activities	15,000	575	66,560

Net Increase (Decrease) in Cash	(1,473)	(39,395)	279

Cash - Beginning of Period	1,752	47,480	-

Cash - End of Period	$279	$8,085	279

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$-	$-	-
Interest	$-	$-	-

See accompanying notes to financial statements

Gold Swap Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended September 30, 2012 are not necessarily indicative of results for the full fiscal year.

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
September 30, 2012
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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at September 30, 2012 and December 31, 2011, respectively.

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
September 30, 2012
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

Note 4 Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $27,257 and net cash used in operations of $16,473 for the nine months ended September 30, 2012. The Company had a working capital deficit of $14,005 and a stockholders’ deficit of $29,005 at September 30, 2012. The Company is in the development stage and has not generated any revenues since inception.

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
September 30, 2012
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

The Company's financial instruments consisted primarily of accounts payable and accrued expenses and notes payable. The carrying amounts of the Company’s financial instruments generally approximate their fair value due to the relatively short period to maturity for these instruments.

Note 6 Notes Payable

During February 2012, the Company executed notes payable for $15,000. The notes bear interest at 6%, default interest at 12% and are unsecured. The notes were amended in April 2012 to provide that all the notes are due and payable February 2014.

Gold Swap Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
(Unaudited)

Note 7 Stockholders’ Deficit

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

Results of Operations

Revenues

The Company is in its development stage and did not generate any revenues during the period from July 13, 2010 (inception) through September 30, 2012.

Total operating expenses

For the three months ended September 30, 2012 and the three months ended September 30, 2011, general and administrative expenses were $8,550 and $17,719, respectively. General and administrative expenses consists mainly of professional fees. The reason for the decrease of $9,169 in expenses was a reduced need for such professionals due to costs associated with the S-1 filing process during the period ended September 30, 2011.

Net loss

Net loss for the three-month period ended September 30, 2012 was $8,550 as compared to the net loss for the three-month period ended September 30, 2011 of $17,719. The decrease in the net loss was primarily due to fees associated with the S-1 filing made during the period ended September 30, 2011.

Net loss for the nine-month period ended September 30, 2012 was $27,257 as compared to the net loss for the nine-month period ended September 30, 2011 of $43,470. The decrease in the net loss was primarily due to fees associated with the S-1 filing made during the period ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, the Company had $279 in cash. We do not have sufficient funds to effectuate our plans with respect the Company’s proposed operation as a purchaser of precious metals and second-hand jewelry for refining and resale over the next twelve months. We will need to seek additional capital for the purpose of financing our marketing efforts. There can be no assurance that additional capital will be available to the Company. Other than as described below, the Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. The officers and directors have orally agreed to lend funds to the Company in the event capital is required for the operations of the Company. However, there is no guarantee that our officers and directors will lend us the funds we need to commence operations. There is no minimum or maximum amount of funds that the officers and directors have agreed to lend; since each of Messrs. Schlossberg, Ptalis and Mats are committed to ensuring that the Company can operate its business, they have each agreed to be responsible for this Company's operating expenses for the next 12 months if outside financing is not available. Notwithstanding that our officers and directors are committed to ensuring that the Company can operate its business, neither Messrs. Schlossberg, Ptalis nor Mats are legally or contractually obligated to lend us any money. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

Going Concern Consideration

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $27,257 and net cash used in operations of $16,473 for the nine months ended September 30, 2012. The Company had a working capital deficit of $14,005 and a stockholders’ deficit of $29,005 at September 30, 2012. The Company is in the development stage and has not generated any revenues since inception.

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

Dated: November 13, 2012

By:	/s/ Donald Ptalis
Name: Donald Ptalis
Title: Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Dated: November 13, 2012