Form 10-K
period 2012-12-31
Point Capital, Inc.
filed 2013-03-05
CIK 1514183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012  or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-173163

POINT CAPITAL, INC.
(Name of Registrant as Specified in Its Charter)

Delaware	27-3046338
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

285 Grand Avenue, Building 5, Englewood, New Jersey	07631
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code  (201) 408-5126

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, $0.0001 value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There was no aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such common equity, as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter. As of March 5, 2013, there were 30,631,200 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I

Business.

Unless the context provides otherwise, when we refer to the “Company,” “we,” “our,” or “us” in this Form 10-K, we are referring to Point Capital, Inc. (formerly known as Gold Swap Inc.)

Corporate Background

Point Capital, Inc. was incorporated under its original name Gold Swap Inc. under the laws of the State of New York on July 13, 2010.  We are a development stage company, formed to facilitate the broad-scale recycling of jewelry, and other items containing precious metals in the U.S. and internationally. We intend to utilize consumer oriented advertising efforts to solicit individuals interested in liquidating unwanted jewelry and other items containing precious metals.  Through a global platform, we will facilitate an end-to-end consumer solution, from acquisition of the used jewelry through liquidation. Our focus will be on providing a fast, secure and convenient service that will enable the public to discretely sell their precious metals from the comfort and security of their homes or offices.  We hope to develop relationships with refineries that will allow us to secure current market prices for all of the precious metals we purchase on a daily basis. From our inception to date, we have not generated any revenues, and our operations have been limited to organizational, start-up, and capital formation activities and initial investigations into the design and production of our business. We currently have no employees other than our officers, two of whom are also our directors.  We have never intended and do not intend to be a blank check company. We have a specific business plan and do not intend to engage in any merger, acquisition or business reorganization with any entity. Notwithstanding, management is currently exploring various other business opportunities, including considering becoming a business development company.

On December 11, 2012, shareholders holding 25,519,700 (representing 83.3%) of the issued and outstanding shares of Common Stock executed and delivered to the Company their written consent to change the Company’s state of incorporation from New York to Delaware by the merger of Gold Swap with and into its wholly-owned subsidiary, Point Capital, Inc., and to change the name of the Company from “Gold Swap Inc.” to “Point Capital, Inc.” The Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 was mailed to shareholders on or about December 31, 2012. The merger was effective on January 24, 2013.

The address of our principal executive office is c/o Point Capital, Inc., 285 Grand Avenue, Building 5, Englewood, NJ 07631. Our telephone number is 07631. We own two internet websites at the following URLs: www.bucksforbling.com and www.pointcapitalinc.com.

Process

Although we never generated any sales, when someone decides they want us to help them dispose of an item for cash, they will simply contact us through our websites or a toll-free number (that will be set up solely for this purpose), where we will collect basic information that is used to deliver our mail-order kit to them.  This kit will include a welcome letter, a Ziploc pouch, a tear free prepaid shipping envelope and a form on which the customer provides their contact information as well as a record of the items being sent.  Upon receipt, the sellers fill the kit with the items they wish to sell and send the kit to a refinery, with which we have established a relationship.  Each mail-order kit may be tracked via our website and upon its arrival the materials are assessed.  The refinery will immediately value the items received based on a variety of factors including metal type, purity and weight, and then issue payment to the seller. If we decide to purchase the item, we send the customer a check within a 72-hour period of appraisal of the items. The customer has a fourteen day period from the date of the check in which they can accept the amount paid for the items and cash the check, or they may return the check to us. If the customer cashes the check or fails to return the check before the end of the fourteen-day period, the transaction will be completed and the precious metals will then be refined and sold. If the customer returns the check to us within the fourteen- day period, we will return the items to the customer.

We hope that the vast majority of our sales will be made to refineries.  We hope that the refineries we engage will have the knowledge, experience and technical expertise, coupled with a state-of-the art refining facility that will allow them to control their costs and maximize their pricing on purchases.  We hope that these low costs will be passed on to us, which, when coupled with current day spot market purchase prices, will help to provide us with a competitive advantage in the marketplace. There is no assurance that we will be able to engage a refinery on terms that will be favorable to us.

We have not generated any revenues since formation.

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

Marketing

If we were to proceed with this business, we will utilize direct response advertising and marketing campaigns, including television, radio, print and the Internet to solicit precious metals from the public.  The methods of advertising used and the level of advertising investment varies by market as well as by a variety of factors that influence the effectiveness of direct response advertising such as time of year, local or global televised events, etc.  Television and radio advertisements can be targeted toward specific demographics based on the type of show and time of day.  Internet marketing targets various demographics by advertising on publisher websites, most commonly with banners and contextual banners, focused on generating potential customers by driving traffic to our websites. Upon completion of the back-end of our website and execution of agreements with third parties refiners, we hope to work on developing an on-line lead generation and marketing campaign. It is our hope that this campaign will generate traffic from parties interested in converting their unwanted precious metals to cash.

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

Intellectual Property

We do not own any intellectual property rights except for the two internet websites at the following URLs: www.bucksforbling.com and www.pointcapitalinc.com that we own.

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

Employees

We have no employees other than our two executive officers, who are also two of our three directors.  All functions including development, strategy, negotiations and administration are currently being provided by our executive officers at rates described in this Annual Report. Our officers and directors do not work exclusively for us and do not devote all of their time to our operations.  Their other activities prevent them from devoting their full-time to our operations.

Item 1A.       Risk Factors

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 1A.

Item 1B.       Unresolved Staff Comments.

Not Applicable.

Properties.

Our principal executive offices are located at 285 Grand Avenue, Building 5, Englewood, NJ 07631. We are not paying any rent for such space and we believe that our current office space will be adequate for the foreseeable future.

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

Item 4.          Mine Safety Disclosures

Not applicable.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCBB under the symbol “PTCI”, formerly “GDSW”. Trading of our common stock commenced on January 6, 2012. However, there has never been a market for our common stock.

Security Holders

As of March 5, 2013, there were 30,631,200 shares of common stock issued and outstanding, which were held by approximately 35 stockholders of record.

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

None.

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

Overview

We are focused on the business of direct-from-consumer, procurement and aggregation of precious metals to be recycled.  We intend to utilize consumer oriented advertising efforts to solicit individuals interested in liquidating unwanted jewelry and other items containing precious metals.  Through a global platform, we will facilitate an end-to-end consumer solution, from acquisition through liquidation. We intend to utilize a low cost, highly scalable and flexible business model that will allows us to quickly and efficiently adapt to entry into new markets, changes in economic conditions, supply and demand levels and other similar factors. Currently management is exploring various other business opportunities, including considering becoming a business development company.

Plan of Operation

If management determines to proceed with its business plan, over the next twelve months the Company will need to focus on the following activities:

●        locating and entering into agreements with one or more refineries;

●        soliciting individuals interested in selling unwanted items containing precious metals;

●        providing those individuals with the means and materials necessary to send those items in to the refineries; and

●        deriving profits from the spread between the scrap price and the spot price.

We have no day-to-day operations. If we are not successful at generating revenues and obtaining funds, we will have to curtail our efforts.

Results of Operations

Revenues

The Company is in its development stage and did not generate any revenues during the period from July 13, 2010 (inception) through December 31, 2012.

Total operating expenses

For the year ended December 31, 2012 total operating expenses were $39,446 consisting mainly of professional accounting, legal, and Edgar fees related to SEC required filings. For the year ended December 31, 2011 total operating expenses were $49,803 which consisted mainly of professional accounting, legal, and Edgar fees related to SEC required filings.

Net loss

Net loss for the year ended December 31, 2012 was $39,446. During the period from July 13, 2010 (inception) through December 31, 2012, the Company had a net loss of $1,167,754.

Liquidity and Capital Resources

As of December 31, 2012, the Company had a cash balance of $279.   Such funds are insufficient to fund the operations over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. The previous officers and directors had orally agreed to lend funds to the Company in the event capital is required for the operations of the Company. However, neither Mr. Schlossberg nor Mr. Ptalis are officers and directors of the Company, having resigned as of January 28, 2013.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

We currently have no commitments with any person for any capital expenditures.

On April 25, 2012 the Company executed amendments to 6% promissory notes with five lenders, each note identical and each note in the original principal amount of $3,000. The principal and accrued interest thereof are due and payable on February 25, 2014. Melvin Schlossberg, the former President, Chief Executive Officer and Director of the Company, is the father-in-law of one the lenders, Corie Weisblum.

The Company executed a promissory note to Alpha Capital in the amount of $5,000 with 5% interest accruing as of December 10, 2012. The note is due and payable on December 10, 2013.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company has a net loss of $39,446 and net cash used in operations of $21,473 for the year ended December 31, 2012.  The Company also had a working capital deficit of $25,412 and a stockholders’ deficit of $41,194 at December 31, 2012.  The Company is in the development stage and has not generated revenue since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on management's plans, which include entering into a new business, potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The Company will likely rely upon related party debt or equity financing in order to ensure the continuing existence of the business.

The accompanying audited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.          Financial Statements and Supplementary Data.

The following financial statements are filed as part of this Annual report on Form 10-K:

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
(A Development Stage Company)
Financial Statements
December 31, 2012 and 2011

BERMAN & COMPANY, P.A. Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:
Point Capital, Inc.

We have audited the accompanying balance sheets of Point Capital, Inc., (a development stage company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, and from July 13, 2010 (inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Point Capital, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and from July 13, 2010 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $39,446 and net cash used in operations of $21,473 for the year ended December 31, 2012; and has a working capital deficit of $25,412, and a stockholders' deficit of $41,194 at December 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2.

Berman & Company, P.A.

Boca Raton, Florida
February 12, 2013

551 NW 77th Street Suite 201 ● Boca Raton, FL 33487
Phone: (561) 864-4444 ● Fax: (561) 892-3715
www.bermancpas.com● info@bermancpas.com
Registered with the PCAOB ● Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

Point Capital, Inc. (Formerly Known As Gold Swap Inc.)
(A Development Stage Company)
Balance Sheets

	December 31, 2012	December 31, 2011
Assets

Current Assets
Cash	$279	$1,752
Total Current Assets	279	1,752

Total Assets	$279	$1,752

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$20,691	$3,500
Notes payable	5,000	-
Total Current Liabilities	25,691	3,500

Long Term Liabilities
Notes payable	15,000	-
Interest Payable	782	-
Total Long Term Liabilities	15,782	-

Total Liabilities	41,473	3,500

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
30,631,200 shares issued and outstanding	3,063	3,063
Additional paid-in capital	1,123,497	1,123,497
Deficit accumulated during the development stage	(1,167,754)	(1,128,308)
Total Stockholders' Deficit	(41,194)	(1,748)

Total Liabilities and Stockholders' Deficit	$279	$1,752

See accompanying notes to financial statements

Point Capital, Inc. (Formerly Known As Gold Swap Inc.)
(A Development Stage Company)
Statements of Operations

			July 13, 2010
	Year Ended December 31,		(Inception) to December 31,
	2012	2011	2012

General and administrative expenses	$39,446	$49,803	$1,167,754

Net loss	$(39,446)	$(49,803)	$(1,167,754)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.04)

Weighted average number of common shares outstanding
during the period - basic and diluted	30,631,200	30,631,200	30,446,456

See accompanying notes to financial statements

Point Capital, Inc. (Formerly Known As Gold Swap Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
Years ended December 31, 2012 and 2011 and from July 13, 2010 (Inception) to December 31, 2012

	Preferred Stock, $0.0001 Par Value		Common Stock, $0.0001 Par Value		Additional Paid In	Deficit Accumulated during Development	Subscription	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	(Deficit)

Stock issued for services - related parties ($0.05/share)	-	$-	21,500,000	$2,150	$1,072,850	$-	$-	$1,075,000

Stock issued for cash ($0.005 - $0.05/share)	-	-	9,131,200	913	50,647	-	(575)	50,985

Net loss - from July 13, 2010 (inception) to December 31, 2010	-	-	-	-	-	(1,078,505)	-	(1,078,505)

Balance - December 31, 2010	-	-	30,631,200	3,063	1,123,497	(1,078,505)	(575)	47,480

Receipt of subscription receivable	-	-	-	-	-	-	575	575

Net loss - year ended December 31, 2011	-	-	-	-	-	(49,803)	-	(49,803)

Balance - December 31, 2011	-	-	30,631,200	3,063	1,123,497	(1,128,308)	-	(1,748)

Net loss - year ended December 31, 2012	-	-	-	-	-	(39,446)	-	(39,446)

Balance - December 31, 2012	-	$-	30,631,200	$3,063	$1,123,497	$(1,167,754)	$-	$(41,194)

See accompanying notes to financial statements

Point Capital, Inc. (Formerly Known As Gold Swap Inc.)
(A Development Stage Company)
Statements of Cash Flows

	Year Ended December 31,		July 13, 2010 (Inception) to December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011	2012
Net loss	$(39,446)	$(49,803)	(1,167,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related parties	-	-	1,075,000
Increase in accounts payable and accrued expenses	17,973	3,500	21,473
Net Cash Used In Operating Activities	(21,473)	(46,303)	(71,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	20,000	-	20,000
Proceeds from issuance of common stock	-	575	51,560
Net Cash Provided By Financing Activities	20,000	575	71,560

Net Increase (Decrease) in Cash	(1,473)	(45,728)	279

Cash - Beginning of Year/Period	1,752	47,480	-

Cash - End of Year/Period	$279	$1,752	279

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year/Period for:
Income Taxes	$-	$-	-
Interest	$-	$-	-

See accompanying notes to financial statements

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 1   Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Change in Business

Gold Swap Inc. (the “Company”), was incorporated in the State of New York on July 13, 2010.

The Company intended to purchase precious metals and second-hand jewelry for refining and resale. The Company had not clearly identified how it would operate its business, only that it would explore commercial feasibility.

On January 24, 2013, the merger of Point Capital, Inc., an inactive Delaware corporation, with Gold Swap, Inc., a New York corporation, became effective. As a result, (a) Gold Swap’s state of incorporation changed from New York to Delaware and (b) the name of the company changed from “Gold Swap Inc.” to “Point Capital, Inc.”

Currently the Company is exploring new business opportunities and is considering becoming a Business Development Company.

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

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at December 31, 2012 and 2011, respectively.

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

Earnings per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has no common stock equivalents.

Since the Company reflected a net loss in 2012 and 2011, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

At December 31, 2012 and 2011, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

Note 2   Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $39,446 and net cash used in operations of $21,473 for the year ended December 31, 2012.  The Company also had a working capital deficit of $25,412 and a stockholders’ deficit of $41,194 at December 31, 2012.  The Company is in the development stage and has not generated revenue since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The Company will likely rely upon related party debt or equity financing in order to ensure the continuing existence of the business.

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

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

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

The Company has a net operating loss carryforward of approximately $93,000 at December 31, 2012, expiring through 2032. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

Significant deferred tax assets at December 31, 2012 and 2011 are approximately as follows:

	2012	2011
Gross deferred tax assets:
Net operating loss carryforwards	$(36,000)	$(21,000)
Total deferred tax assets	36,000	21,000
Less: valuation allowance	(36,000)	(21,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at December 31, 2011 was $21,000. The net change in valuation allowance during the period ended December 31, 2012, was an increase of approximately $15,000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2012.

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

The actual tax benefit differs from the expected tax benefit for the period ended December 31, 2012 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 7.1% for State income taxes, a blended rate of 38.69%) as follows:

	2012	2011

Expected tax expense (benefit) - Federal	$(12,000)	$(16,000)
Expected tax expense (benefit) – State	(3,000)	(4,000)
Change in valuation allowance	15,000	20,000
Actual tax expense (benefit)	$-	$-

Note 4   Fair Value

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions.  This guidance defines fair value as the price that would be received from m selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and accrued expenses and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

At December 31, 2012 and 2011, the Company has no instruments that require additional disclosure.

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 5   Notes Payable

During February 2012, the Company executed notes payable for $15,000. The notes bear interest at 6%, default interest at 12% and are unsecured. The notes were amended in April 2012 to provide that all the notes are due and payable February 2014. These notes are classified as long term liabilities.

During December 2012, the Company executed notes payable for $5,000. The notes bear interest at 5% and are unsecured. The notes are due and payable December 2013. These notes are classified as short term liabilities.

Note 6   Stockholders’ Equity (Deficit)

From July 13, 2010 (inception) to December 31, 2010, the Company issued the following shares:

Type	Quantity	Valuation	Value per share
Services - related parties	21,500,000	$1,075,000	$0.0500
Cash	9,131,200	51,560	$0.005 - $0.05
Total	30,631,200	$1,126,560

In connection with stock issued for services, the Company determined fair value based upon recent cash offerings with third parties, which was the most readily available evidence.

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of the Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2012. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Name and Business Address	Age	Position

Richard A. Brand	56	Chairman, Chief Executive Officer and Director
Eric Weisblum	43	President and Director
Vadim Mats	28	Chief Financial Officer
Van E. Parker	65	Director

Richard A. Brand, Chairman, CEO and Director, has been a consultant to the Whalehaven Group of Funds since October 2011. From June 2010 until October 2011, Mr. Brand was a registered representative with Andrews Securities where his responsibilities included acting as dealer manager for Keating Capital, Inc. (Nasdaq: KIPO), a business development company.  From December 2009 through May 2010, Mr. Brand was a Council Member at Gerson Lehrman Group and Advisory Council Member at Global Capital Service Group, Ltd.  From March 2007 until November 2009, Mr. Brand was a sector head and investment committee member at the Yorkville Advisor, an investment advisory firm.  From October 2004 to February 2007, Mr. Brand worked at Prospect Capital, Inc. (Nasdaq: PSEC), a business development company, where he held various positions, culminating in head of originations.  Mr. Brand holds a Masters of Business Administration from the University of Chicago and the Series 7 - General Securities Representative, and the Series 63 - Uniform Securities Agent State Law Examination securities registrations.  He is a Member, Global Association of Risk Professionals.

Eric Weisblum, President and Director, co-founded Whalehaven Capital in 2003. Mr. Weisblum is currently a Partner of Whalehaven Capital’s General Partner and Managing Member of JAWS Capital Partners, LLC.  From 2002 to 2003, Mr. Weisblum was a registered representative with Domestic Securities, a New Jersey-based broker dealer. While with Domestic Securities, Mr. Weisblum held the Series 7 - General Securities Representative, the Series 63 – Uniform Securities Agent State Law Examination, and the Series 55 – Registered Equity Trader securities registrations.  From 1993 to 2002, Mr. Weisblum originated, structured, traded, and placed structured financing transactions at M.H. Meyerson & Co. Inc., a publicly traded registered investment bank. Mr. Weisblum holds a Bachelor of Arts degree from the University of Hartford’s Barney Business School.

Vadim Mats, Chief Financial Officer, has been the Chief Financial Officer of Whalehaven Capital since June 2010 and Chief Financial Officer of JAWS Capital Partners, LLC since March 2011. From July 2007 to December 2009, Mr. Mats was an Assistant Controller at Eton Park Capital Management. From June 2007 to July 2007, Mr. Mats was Senior Fund Accountant of Bank of New York. He holds a Bachelor of Business Administration degree, Cum Laude from City University of New York – Baruch College – Zicklin School of Business. Mr. Mats is currently pursuing a Master of Science degree, Accounting and Finance from City University of New York – Baruch College – Zicklin School of Business.

Van E. Parker, Director, has been the chief executive officer and executive director of Milford Fine Arts Council since August 2012. From June 2010 through August 2012 he was the development  director and financial advisor to the Transportation Association of Greenwich, Inc. Mr. Parker was senior advisor to Centre Capital Advisors, LLC from 2007 through February 2011. In 2009 through 2010 Mr. Parker was an advisor to the chief executive officer of the Institute for Advanced Science and Engineering and from March 2008 through May 2009 he was chief development officer at St. Luke's Life Works, Mr. Parker was a board member and chairman of the audit committee of Prospect Capital Corp. from 2004 through 2008 Mr. Parker earned a Bachelor of Arts degree in political science at Colgate University and a MBA from the Graduate School of Business at Columbia University.  He is a graduate of the Xerox Advanced Management School. Mr. Parker holds FINRA Series 62, 63 and 79 securities licenses.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Since our securities have been registered pursuant to Section 12(b) or 12(g) of the Exchange Act of 1934, our officers and directors and persons who own more than 10% of our common stock have filed Section 16(a) beneficial ownership reports. Since none of our securities have been registered pursuant to

Item 11.      Executive Compensation.

Summary Compensation Table

Name and principal position (a)	Year (1) (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)		Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Melvin Schlossberg (President, Chief Executive Officer and Secretary)	2012	0	0	0	(1)	0	0	0	0	0
	2011	0	0	0		0
Donald Ptalis (Chief Financial Officer)	2012	0	0	0	(2)	0	0	0	0	0
	2011	0	0
Vadim Mats (VP of Business Development)	2012	0	0	0	(3)	0	0	0	0	0
	2011	0	0	0		0	0	0	0	0

(1)	On July 20, 2010, Mr. Schlossberg was issued 20,000,000 shares of our common stock in consideration for his services as an officer to the Company, valued in the amount of $1,000,000.

(2)	On July 20, 2010, Mr. Ptalis was issued 500,000 shares of our common stock in consideration for his services as an officer of the Company, valued in the amount of $25,000.

(3)	Mr. Mats was issued 1,000,000 shares of our common stock in consideration for his services as an officer of the Company, valued in the amount of $50,000.

Since our incorporation on July 13, 2010 until his resignation on January 28, 2013, Melvin Schlossberg had been our Chairman, President, Chief Executive Officer, Secretary and a director. We had no formal employment or consulting agreement with Mr. Schlossberg. During the period from July 13, 2010 (inception) to December 31, 2010, Mr. Schlossberg was issued 20,000,000 shares of our common stock in consideration for his services as an officer to the Company, valued in the amount of $1,000,000.

Since July 20, 2010 until his resignation on January 28, 2013, Donald Ptalis had been our Chief Financial Officer and a director. We had no formal employment or consulting agreement with Mr. Ptalis. During the period from July 13, 2010 (inception) to December 31, 2010, Mr. Ptalis was issued 500,000 shares of our common stock in consideration for his services as an officer of the Company, valued in the amount of $25,000.

Since July 20, 2010 until January 28, 2013, Vadim Mats had been our Vice President of Business Development. On January 28, 2013 Mr. Mats was appointed Chief Financial Officer. We had no formal employment or consulting agreement with Mr. Mats. During the period from July 13, 2010 (inception) to December 31, 2010, Mr. Mats was issued 1,000,000 shares of our common stock in consideration for his services as an officer of the Company, valued in the amount of $50,000.

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

Compensation of Directors

During the period from July 13, 2010 (inception) to December 31, 2012, none of our directors received compensation for services rendered in their capacity as a director. However, they were compensated for services rendered in their capacities as officers of the Company.

No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of February 26, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 30,631,200 shares of our common stock issued and outstanding as of February 26, 2013.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Point Capital, Inc., c/o Mr. Richard Brand, 285 Grand Avenue, Building 5, Englewood, NJ 07631

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Melvin Schlossberg	Common	20,000,000	65.3%

Richard A. Brand	Common	0	0

Eric Weisblum	Common	0	0

Van E. Parker	Common	0	0

Vadim Mats	Common	0	0

Whalehaven Capital Fund Limited(1)	Common	5,519,700	18.0%

Directors and Officers as a group (4 persons)		20,500,000	66.9%

(1)  Michael Finkelstein has voting and dispositive power as to the shares held by Whalehaven Capital Fund Limited.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

On February 10, 2012, Whalehaven Capital Fund Limited, a Bermuda corporation (“Whalehaven”) purchased 1,500,000 shares of the Company’s common stock from Lifeline Industries Inc. for a purchase price of $15,000. On June 21, 2012, Corie Weisblum contributed 1,519,700 shares of the Company’s common stock to Whalehaven. On September 27, 2012, Efrat Finkelstein contributed 1,500,000 shares of the Company’s common stock to Whalehaven. On November 29, 2012, Vadim Mats contributed 1,000,000 shares of the Company’s common stock to Whalehaven.

On July 13, 2010, we issued 1,500,000 shares of our common stock to Mrs. Corie Weisblum.  These shares were issued in exchange for $$7,500. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Mrs. Weisblum is founder of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

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

On July 20, 2010, we issued 20,000,000 shares of our common stock to Melvin Schlossberg. These shares were issued in exchange for services rendered as an officer of the Company, valued in the amount of $1,000,000. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Mr. Schlossberg was an officer and director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On July 20, 2010, we issued 500,000 shares of our common stock to Donald Ptalis. These shares were issued in exchange for services rendered as an officer of the Company, valued in the amount of $25,000. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Mr. Ptalis was an officer and a director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

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

The following table shows the fees for services provided by Berman for the years ended December 31, 2012 and 2011:

	2012	2011
Audit Fees (1)	$15,000	$15,000
Audit Related Fees		-
Tax Fees (tax-related services)	$1,000	$1,000
All other fees		-
Total Fees	$16,000	$16,000

(1)	Audit fees - these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

All services provided by and all fees paid to Berman were pre-approved by our board of directors. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

PART IV

Item 15.       Exhibits

Exhibits	Description

3.1	Certificate of Incorporation of Gold Swap Inc.(1)

3.2	Amendment to Certificate of Incorporation(1)

3.3	Bylaws of Gold Swap Inc. (1)

3.4	Certificate of Incorporation of Point Capital, Inc. (2)

3.5	Bylaws of Point Capital, Inc. (2)

4.1	Form of Stock Certificate(1)

10.1	Form of Regulation D Subscription Agreement(1)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 on March 30, 2011.

(2)	Incorporated by reference to the corresponding exhibit filed with the Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 28, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Point Capital, Inc.

By: /s/ Richard A. Brand
Richard A. Brand
Chairman and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Vadim Mats
Vadim Mats
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 5, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Brand	Chairman, Chief Executive Officer, and Director	March 5, 2013
Richard A. Brand	(Principal Executive Officer)

/s/ Vadim Mats	Chief Financial Officer	March 5, 2013
Vadim Mats	(Principal Financial
and Accounting Officer)

/s/ Eric Weisblum	Director	March 5, 2013
Eric Weisblum

/s/ Van E. Parker	Director	March 5, 2013
Van E. Parker