Form 10-Q
period 2013-03-31
Point Capital, Inc.
filed 2013-05-15
CIK 1514183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-173163

POINT CAPITAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State of incorporation)	27-3046338 (IRS Employer ID Number)

285 Grand Avenue
Building 5
Englewood, New Jersey 07631
 (Address of principal executive offices)

(201) 408-5126
(Issuer's telephone number)

___________________________________________________________________________
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

As of May 15, 2013, 30,731,200 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.         Financial Statements.

Point Capital, Inc.
 (A Development Stage Company)
Financial Statements
March 31, 2013
(Unaudited)

CONTENTS

Page (s)
Balance Sheets – March 31, 2013 (unaudited) and December 31, 2012	F-1

Statements of Operations – Three months ended March 31, 2013, and 2012, and from July 13, 2010 (Inception) to March 31, 2013 (unaudited)	F-2

Statement of Stockholders’ Deficit – From July 13, 2010 (Inception) to March 31, 2013 (unaudited)	F-3

Statements of Cash Flows – Three months ended March 31, 2013, and 2012, from July 13, 2010 (Inception) to March 31, 2013 (unaudited)	F-4

Notes to Financial Statements (unaudited)	F-5 - F-10

Point Capital, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)

Assets

Current Assets
Cash	$10,096	$279
Total Current Assets	10,096	279

Total Assets	$10,096	$279

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$33,107	$20,691
Notes payable	20,000	5,000
Interest payable	1,065	-
Total Current Liabilities	54,172	25,691

Long Term Liabilities
Notes payable		15,000
Interest Payable		782
Total Long Term Liabilities	-	15,782

Total Liabilities	54,172	41,473

Stockholders' Deficit
Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
30,731,200 and 30,631,200 shares issued and outstanding	3,073	3,063
Additional paid-in capital	1,143,487	1,123,497
Deficit accumulated during the development stage	(1,190,636)	(1,167,754)
Total Stockholders' Deficit	(44,076)	(41,194)

Total Liabilities and Stockholders' Deficit	$10,096	$279

See accompanying notes to financial statements

Point Capital, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			July 13, 2010
	Three Months ended March 31,		(Inception) to March 31,
	2013	2012	2013

General and administrative expenses	$22,882	$13,039	$1,190,636

Net loss	$(22,882)	$(13,039)	$(1,190,636)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.04)

Weighted average number of common shares outstanding during the period - basic and diluted	30,634,533	30,631,200	30,463,520

See accompanying notes to financial statements

Point Capital, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
Three months ended March 31, 2013 (unaudited) and From July 13, 2010 (Inception) to March 31, 2013

	Series A, Convertible					Deficit Accumulated		Total
	Preferred Stock, $0.0001 Par Value		Common Stock, $0.0001 Par Value		Additional Paid In	during Development	Subscription	Stockholder's Equity
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	(Deficit)

Stock issued for services - related parties ($0.05/share)	-	$-	21,500,000	$2,150	$1,072,850	$-	$-	$1,075,000

Stock issued for cash ($0.005 - $0.05/share)	-	-	9,131,200	913	50,647	-	(575)	50,985

Net loss - from July 13, 2010 (inception) to December 31, 2010	-	-	-	-	-	(1,078,505)	-	(1,078,505)

Balance - December 31, 2010	-	-	30,631,200	3,063	1,123,497	(1,078,505)	(575)	47,480

Receipt of subscription receivable	-	-	-	-	-	-	575	575

Net loss - year ended December 31, 2011	-	-	-	-	-	(49,803)	-	(49,803)

Balance - December 31, 2011	-	-	30,631,200	3,063	1,123,497	(1,128,308)	-	(1,748)

Net loss - year ended December 31, 2012	-	-	-	-	-	(39,446)	-	(39,446)

Balance - December 31, 2012	-	-	30,631,200	3,063	1,123,497	(1,167,754)	-	(41,194)

Stock issued for cash ($0.20/share)	-	-	100,000	10	19,990	-	-	20,000

Net loss - for three months ended March 31, 2013	-	-				(22,882)	-	(22,882)

Balance - March 31, 2013 (unaudited)	-	$-	30,731,200	$3,073	$1,143,487	$(1,190,636)	$-	$(44,076)

See accompanying notes to financial statements

Point Capital, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,		July 13, 2010 (Inception) to March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2013	2012	2013
Net loss	$(22,882)	$(13,039)	(1,190,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related parties	-	-	1,075,000
Increase in accounts payable and accrued expenses	12,699	-	34,172
Net Cash Used In Operating Activities	(10,183)	(13,039)	(81,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	15,000	20,000
Proceeds from issuance of common stock	20,000	-	71,560
Net Cash Provided By Financing Activities	20,000	15,000	91,560

Net Increase in Cash	9,817	1,961	10,096

Cash - Beginning of Period	279	1,752	-

Cash - End of Period	$10,096	$3,713	10,096

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$-	$-	-
Interest	$-	$-	-

See accompanying notes to financial statements

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
(Unaudited)

Note 1 Nature of Operations

Nature of Operations

Gold Swap Inc. (the “Company”), was incorporated in the State of New York on July 13, 2010.

The Company intended to purchase precious metals and second-hand jewelry for refining and resale. The Company was unable to execute its intended business plan.

On January 24, 2013, the merger of Point Capital, Inc., an inactive Delaware corporation, with Gold Swap, Inc., a New York corporation, became effective. As a result, (a) Gold Swap’s state of incorporation changed from New York to Delaware and (b) the name of the company changed from “Gold Swap Inc.” to “Point Capital, Inc.”

Currently the Company is considering becoming a Business Development Company.

Note 2 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of December 31, 2012 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the period from July 13, 2010 (Inception) to December 31, 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2013 are not necessarily indicative of results for the full fiscal year.

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
(Unaudited)

Note 3 Summary of Significant Accounting Policies

Development Stage

The Company's unaudited interim financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

Risks and Uncertainties

The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure. Also, see Note 4 regarding liquidity.

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

The most significant estimates were as follows:

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at March 31, 2013 and December 31, 2012, respectively.

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
(Unaudited)

Derivative Liabilities and Beneficial Conversion Feature

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 810-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
(Unaudited)

Since the Company reflected a net loss, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 4 Liquidity

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $22,882 and net cash used in operations of $10,183 for the three months ended March 31, 2013. The Company had a working capital deficit of $44,076 and a stockholders’ deficit of $44,076 at March 31, 2013. The Company is in the development stage and has not generated any revenues since inception.

Cash obtained through all financing activities for the three months ended March 31, 2013 was $20,000. Subsequently, on April 24, 2013, the company raised an additional $400,000 through the sale and issuance of 4,000 shares of Series A, Convertible Preferred Stock ($100/share). See Note 8.

The Company believes its existing available cash will enable the Company to meet the working capital requirements for at least 12 months. The estimated working capital requirement for the next 12 months is $95,000. The Company intends to explore potential expansion opportunities in the industry in order to generate sales while trying to lower costs.

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

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
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

The Company's financial instruments consisted primarily of accounts payable, accrued expenses and notes payable. The carrying amounts of the Company’s financial instruments generally approximate their fair value due to the relatively short period to maturity for these instruments.

Note 6 Notes Payable

During February 2012, the Company executed notes payable for $15,000. The notes bear interest at 6%, default interest at 12% and are unsecured. The notes were amended in April 2012 to provide that all the notes are due and payable February 2014. These notes are classified as current liabilities.

During December 2012, the Company executed notes payable for $5,000. The notes bear interest at 5% and are unsecured. The notes are due and payable December 2013. These notes are classified as current liabilities.

Note 7 Stockholders’ Deficit

From July 13, 2010 (Inception) to December 31, 2010, the Company issued the following shares:

Type	Quantity	Valuation	Value per share
Cash	9,131,200	$51,560	$0.005 - $0.05
Services - related parties	21,500,000	1,075,000	$0.05
Total	30,631,200	$1,126,560

In connection with stock issued for services, the Company determined fair value based upon recent cash offerings with third parties at that time, which was the most readily available evidence.

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
(Unaudited)

From January 1, 2013 to March 31, 2013, the Company issued the following shares:

Type	Quantity	Valuation	Value per share
Cash	100,000	$20,000	$0.20
Total	100,000	$20,000

Note 8 Subsequent Event

As of December 31, 2012 and March 31, 2013, the Company had 5,000,000 shares of Preferred Stock authorized, $0.0001 par value per share.

On April 24, 2013, the Company issued and sold 4,000 shares of Series A Convertible Preferred Stock, for $400,000.

The Company has determined that the instrument is clearly and closely related to the host instrument. Therefore, the company will value the Beneficial Conversion Feature (“BCF”) in lieu of a derivative liability. Based on the previous sale price of the stock to a third party, the fair value of the stock is $0.20/share, which represents the best evidence of fair value. The conversion price of the Series A, Convertible Preferred is $0.20/share. Since the market price and exercise price are equivalent no additional accounting for a BCF is required.

Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock has the following provisions.

●	No Voting Rights
●	No Registration Rights
●	Convertible at $0.20/share
●	$100/share liquidation value
●	No Dividend Rate
●	Rights to dividends on as-converted basis if dividends are paid on Junior Securities stock or if Company is in default.
●
Redeemable upon “triggering events.” In case of a trigerring event, the holder has the right to impose of a dividend rate on all of the outstanding Preferred Stock at 6% per annum thereafter. A triggering event occurs if the Company

i)	fails to deliver certificates representing conversion shares;
ii)	fails to pay the amount due pursuant to a Buy-In;
iii)	fails to have available a sufficient number of authorized shares;
iv)	fails to observe any covenant in the Certificate of Designation unless cured within 30 calendar days;
v)	shall be party to a Change in Control Transaction;
vi)	sustains a bankruptcy event;
vii)	fails to list or quote its common stock for more than 20 trading days in a twelve month period;
viii)
sustains any monetary judgment, writ or similar final process filed against the Company for more than $100,000and such judgment writ or similar final process shall remain unvacated, unbonded or unstayed for a period of 45 calendar days;

ix)	fails to comply with the Asset Coverage requirement.
●	Forced Conversion Rights – The Company may force the conversion of the Preferred Stock if the following conditions have been met:
(i)
there is an effective and current registration statement which includes for resale all of the Common Stock underlying the Preferred Stock or such Common Stock is freely resalable pursuant to Rule 144 without any volume or manner of sale restrictions,

(ii)
the VWAP for each of any 20 trading days during any 30 consecutive Trading Day period, which 30 consecutive Trading Day period shall not include any days prior to the execution date of the Purchase Agreement (“Threshold Period”), exceeds 200% of the Conversion Price each day during the Threshold Period (subject to adjustment for reverse and forward stock splits and the like), and

(iii)	the average daily dollar volume of the Corporation’s Common Stock during such 30 day period exceeds $25,000 per day.

 Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “Point Capital,” Company,” “we,” “our” or “us” refer to Point Capital, Inc. unless the context otherwise indicates.

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

Overview

We were initially formed to focus on the business of direct-from-consumer, procurement and aggregation of precious metals to be recycled.   We are a development stage company, formed to facilitate the broad-scale recycling of jewelry, and other items containing precious metals in the U.S. and internationally. We hope to utilize consumer oriented advertising efforts to solicit individuals interested in liquidating unwanted jewelry and other items containing precious metals.  Through a global platform, we will facilitate an end-to-end consumer solution, from acquisition of the used jewelry through liquidation. Our focus will be on providing a fast, secure and convenient service that will enable the public to discretely sell their precious metals from the comfort and security of their homes or offices.  We hope to develop relationships with refineries that will allow us to secure current market prices for all of the precious metals we purchase on a daily basis. Such a relationship might include a partner or joint venturer in which we can leverage our websites and other assets. From our inception to date, we have not generated any revenues, and our operations have been limited to organizational, start-up, and capital formation activities and initial investigations into the design and production of our business. We currently have no employees other than our officers.

The Company is also considering various alternatives in addition to those described above, including becoming a business development company under the Investment Company Act of 1940. If we decide to reorganize as a specialty finance company, our intention will be to provide debt and equity financing to small and middle market companies.  Our investment objectives will be to generate current income and long-term capital appreciation by providing capital primarily to U.S.-based private companies and U.S.-based public companies with market valuations less than $250 million. If so determined, we would seek to achieve our investment objective by investing primarily in senior secured loans, second lien secured loans, mezzanine loans and, to a lesser extent, subordinated debt and selected equity securities. If we determine to so reorganize, we will attempt to further develop the broad-scale recycling of jewelry business in a subsidiary.

Results of Operations

Revenues

The Company is in its development stage and did not generate any revenues during the period from July 13, 2010 (inception) through March 31, 2013.

Total operating expenses

For the three months ended March 31, 2013 and the three months ended March 31, 2012, general and administrative expenses were $22,882 and $13,039, respectively. General and administrative expenses consist mainly of professional fees. The reason for the increase of $9,843 in expenses was an increased need for professionals in the quarter, primarily due to the merger of the Company from New York to Delaware and name change from Gold Swap, Inc. to the current name.

Net loss

Net loss for the three-month period ended March 31, 2013 was $22,882 as compared to the net loss for the three-month period ended March 31, 2012 of $13,039. The increase in the net loss was primarily due to fees associated with the merger and name change of the Company.

Liquidity and Capital Resources

As of March 31, 2013, the Company had $10,096 in cash, primarily generated from the sale of 100,000 shares of common stock to an investor for an aggregate gross purchase price of $20,000. There were no offering costs.

As of May 13, 2013, we had $400,000 in cash, generated from the sale of 4,000 shares of Series A Convertible Preferred Stock.

There can be no assurance that additional capital will be available to the Company if it is determined that the Company needs additional funds for its operations and proposed business.

We currently have no commitments with any person for any capital expenditures.

The Company believes that our existing available cash will enable the Company to meet the working capital requirements for at least 12 months. The estimated working capital requirement for the next 12 months is $95,000 with an estimated burn rate of $8,000 per month. The Company continues to explore potential expansion opportunities in the industry in order to boost sales while leveraging distribution systems to consolidate lower costs.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On February 28, 2013, we issued 100,000 shares to Sable Ridge Capital Opportunity Fund, LP for an aggregate purchase price of $20,000, or $0.20 per share). Sable Ridge Capital represented to us that it is an accredited investor. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

 Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None

Item 6.         Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Richard A Brand, the Principal Executive Officer*

31.2	Rule 13a-14(a)/15d14(a) Certifications of Vadim Mats, the Principal Financial Officer*

32.1	Section 1350 Certifications of Richard A. Brand, the Principal Executive Officer*

32.2	Section 1350 Certifications of Vadim Mats, the Principal Financial Officer*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT CAPITAL, INC.

By:	/s/ Richard A. Brand
Name: Richard A. Brand
Title: Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 15, 2013

By:	/s/ Vadim Mats
Name: Vadim Mats
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 15, 2013