Form 10-Q
period 2013-06-30
Point Capital, Inc.
filed 2013-08-08
CIK 1514183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-173163

POINT CAPITAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	27-3046338
(State of incorporation)	(IRS Employer ID Number)

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

As of August 8, 2013, 30,731,200 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements.

Point Capital, Inc.
 (A Development Stage Company)
Financial Statements
June 30, 2013
(Unaudited)

CONTENTS

Page(s)

Balance Sheets – June 30, 2012 (unaudited) and December 31, 2012	3

Statements of Operations – Three and six months ended June 30, 2013, and 2012, and from July 13, 2010 (Inception) to June 30, 2013 (unaudited)	4

Statement of Stockholders’ Equity (Deficit) – From July 13, 2010 (Inception) to June 30, 2013 (unaudited)	5

Statements of Cash Flows – Six months ended June 30, 2013, and 2012, from July 13, 2010 (Inception) to June 30, 2013 (unaudited)	6

Notes to Financial Statements (unaudited)	7 - 13

Point Capital, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)

Assets

Current Assets
Cash	$368,682	$279
Total Current Assets	368,682	279

Total Assets	$368,682	$279

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$13,883	$20,691
Notes payable	20,000	5,000
Interest payable	1,352	-
Total Current Liabilities	35,235	25,691

Long Term Liabilities
Notes payable		15,000
Interest payable		782
Total Long Term Liabilities	-	15,782

Total Liabilities	35,235	41,473

Stockholders' Equity (Deficit)
Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
4,000 and none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
30,731,200 and 30,631,200 shares issued and outstanding	3,073	3,063
Additional paid-in capital	1,543,487	1,123,497
Equity accumulated during the development stage	(1,213,113)	(1,167,754)
Total Stockholders' Equity (Deficit)	333,447	(41,194)

Total Liabilities and Stockholders' Equity (Deficit)	$368,682	$279

See accompanying notes to financial statements

Point Capital, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					July 13, 2010
	Three Months ended June 30,		Six Months ended June 30,		(Inception) to
	2013	2012	2013	2012	June 30, 2013

General and administrative expenses	$22,477	$5,668	$45,359	$18,707	$1,213,113

Net loss	$(22,477)	$(5,668)	$(45,359)	$(18,707)	$(1,213,113)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted average number of common shares outstanding
during the period - basic and diluted	30,731,200	30,631,200	30,683,134	30,631,200	30,486,012

See accompanying notes to financial statements

Point Capital, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
Six months ended June 30, 2013 (unaudited) and From July 13, 2010 (Inception) to June 30, 2013

	Series A, Convertible Preferred Stock, $0.0001 Par Value		Common Stock, $0.0001 Par Value		Additional Paid In	Deficit Accumulated during Development	Subscription	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	(Deficit)

Stock issued for services - related parties ($0.05/share)	-	$-	21,500,000	$2,150	$1,072,850	$-	$-	$1,075,000

Stock issued for cash ($0.005 - $0.05/share)	-	-	9,131,200	913	50,647	-	(575)	50,985

Net loss - from July 13, 2010 (inception) to December 31, 2010	-	-	-	-	-	(1,078,505)	-	(1,078,505)

Balance - December 31, 2010	-	-	30,631,200	3,063	1,123,497	(1,078,505)	(575)	47,480

Receipt of subscription receivable	-	-	-	-	-	-	575	575

Net loss - year ended December 31, 2011	-	-	-	-	-	(49,803)	-	(49,803)

Balance - December 31, 2011	-	-	30,631,200	3,063	1,123,497	(1,128,308)	-	(1,748)

Net loss - year ended December 31, 2012	-	-	-	-	-	(39,446)	-	(39,446)

Balance - December 31, 2012	-	-	30,631,200	3,063	1,123,497	(1,167,754)	-	(41,194)

Preferred stock issued for cash ($100/Share)	4,000	-			400,000			400,000

Common stock issued for cash ($0.20/share)	-	-	100,000	10	19,990	-	-	20,000
								-
Net loss - for six months ended June 30, 2013	-	-				(45,359)	-	(45,359)

Balance - June 30, 2013 (unaudited)	4,000	$-	30,731,200	$3,073	$1,543,487	$(1,213,113)	$-	$333,447

See accompanying notes to financial statements

Point Capital, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,		July 13, 2010 (Inception) to
CASH FLOWS FROM OPERATING ACTIVITIES:	2013	2012	June 30, 2013
Net loss	$(45,359)	$(18,707)	(1,213,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related parties	-	-	1,075,000
Increase (decrease) in accounts payable and accrued expenses	(6,238)	2,768	15,235
Net Cash Used In Operating Activities	(51,597)	(15,939)	(122,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	15,000	20,000
Proceeds from issuance of Series A, Convertible Preferred Stock	400,000		400,000
Proceeds from issuance of common stock	20,000	-	71,560
Net Cash Provided By Financing Activities	420,000	15,000	491,560

Net Increase (Decrease) in Cash	368,403	(939)	368,682

Cash - Beginning of Period	279	1,752	-

Cash - End of Period	$368,682	$813	368,682

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$-	$-	-
Interest	$-	$-	-

See accompanying notes to financial statements

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the six months ended June 30, 2013 are not necessarily indicative of results for the full fiscal year.

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
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

The most significant estimates were as follows:

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2013 and December 31, 2012, respectively.

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
(Unaudited)

Derivative Liabilities and Beneficial Conversion Feature

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 815-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
(Unaudited)

The Company currently has 4,000 shares of Series A, convertible preferred stock issued and outstanding, which is convertible into 2,000,000 shares (computed by taking the stated value per share of $100 and dividing by $0.20/share, then multiplying by the number of Series A, convertible preferred shares issued) of common stock. See Note 7 for Conversion Terms.

Since the Company reflected a net loss, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 4 Liquidity

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $45,359 and net cash used in operations of $51,597 for the six months ended June 30, 2013. The Company had a working capital surplus of $333,447 and a stockholders’ equity of $333,447 at June 30, 2013. The Company is in the development stage and has not generated any revenues since inception.

Cash obtained through all financing activities for the six months ended June 30, 2013 was $420,000. See Note 7.

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

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
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

Note 7 Stockholders’ Equity (Deficit)

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

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
(Unaudited)

From January 1, 2013 to June 30, 2013, the Company issued the following shares:

Type	Quantity	Valuation	Value per share

Cash - Series A, Convertible Preferred	4,000	$400,000	$100.00
Cash - Common Stock	100,000	$20,000	$0.20
Total	104,000	420,000

Series A Convertible Preferred Stock

The Company has determined that the conversion option is clearly and closely related to the host instrument. Therefore, no derivative liability exists.

Based on the previous sale price of the Series A, preferred stock to a third party, the fair value of the stock is $0.20/share, which represents the best evidence of fair value. The conversion price of the Series A, Convertible Preferred is $0.20/share. Since the market price and exercise price are equivalent, no additional accounting for a BCF is required.

The Series A, Convertible Preferred Stock has the following provisions.

●	No Voting Rights
●	No Registration Rights
●	Each share is convertible into 500 shares of common stock
●	$100/share liquidation value
●	No Dividend Rate
●	Rights to dividends on as-converted basis if dividends are paid on Junior Securities stock or if Company is in default.
●
Redeemable upon “triggering events.” In case of a triggering event, the holder has the right to impose of a dividend rate on all of the outstanding Preferred Stock at 6% per annum thereafter. A triggering event occurs if the Company

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
viii)
sustains any monetary judgment, writ or similar final process filed against the Company for more than $100,000 and such judgment writ or similar final process shall remain unvacated, unbonded or unstayed for a period of 45 calendar days;

ix)	fails to comply with the Asset Coverage requirement.

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
(Unaudited)

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

On April 24, 2013, the Company executed and delivered a Stock Purchase Agreement with Alpha Capital Anstalt to purchase 4,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) at a purchase price of $100 per share, or $400,000. Each share of Preferred Stock is convertible by the holder at any time into 500 shares of common stock, as adjusted. The Certificate of Designation of the Preferred Stock provides for full ratchet anti-dilution provisions, other than with respect to certain securities issuances. In addition, if the Company issues equity or options, warrants or other convertible securities to the common stockholders, the holder of the Preferred Stock shall be entitled to receive such securities pro rata as if the Preferred Stock was convertible. The holders of the Preferred Stock vote with the holders of the common stock on an as converted basis. If the holder of the Preferred Stock shall be entitled under the Investment Company Act of 1940 to elect a majority of the Board of Directors of the Company, the number of directors constituting the board of directors shall automatically be increased by the smallest number so that, when added to the two directors elected exclusively by the holders of the Preferred Stock, such number would constitute a majority of the board. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of Preferred Stock shall have preference to any distribution of the assets of the Company to the holders of common stock of the Company.

The Company has the right to force conversion of all or a part of the issued and outstanding shares of Preferred Stock (i) if there is an effective registration statement which includes the resale of the common stock underlying the Preferred Stock, or such stock is freely resellable under Rule 144; (ii) the volume weighted average price exceeds $0.40 per share; and (iii) the average daily volume of the common stock exceeds $25,000. The Company also has the right under certain conditions to redeem all or some of the outstanding shares of Preferred Stock for $100 per share.

If the Company elects to be a business development company under the Investment Company Act of 1940 and its asset coverage is less than 200% as of the end of each quarter, the Company shall redeem a sufficient number of shares of Preferred Stock to enable it to meet said requirements. The mandatory redemption price is the liquidation preference of the Preferred Stock which is $100 per share, plus any unpaid dividends.

Pursuant to the amendment to the purchase agreement for the Preferred, Stock, not later than the sooner of (i) September 30, 2013, or (ii) five business days after the day the Company satisfies the asset coverage requirements of Section 18(h) and 61 of the Investment Company Act of 1940, the Company will elect to be a business development company (“BDC”) under the Investment Company Act of 1940, and file with the Securities and Exchange Commission a Form N-54 in connection therewith. In any event, not later September 30, 2013, the Company will satisfy all of the requirements of a BDC and be in compliance with all such requirements.

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

Revenues

The Company is in its development stage and did not generate any revenues during the period from July 13, 2010 (inception) through June 30, 2013.

Total operating expenses

For the three months ended June 30, 2013 and the three months ended June 30, 2012, general and administrative expenses were $22,477 and $5,668, respectively. General and administrative expenses consist mainly of professional fees. The reason for the increase of $16,809 in expenses, or 297%, was an increased need for professionals in the quarter, primarily due to the investment by Alpha Capital Anstalt in the Company.

Net loss

Net loss for the three-month period ended June 30, 2013 was $22,477 as compared to the net loss for the three-month period ended June 30, 2012 of $5,668. The increase in the net loss was primarily due to fees associated with the investment made in the Company during the quarter.

Comparison of Six Months Ended June 30, 2013 and 2012

Revenues

The Company is in its development stage and did not generate any revenues during the period from July 13, 2010 (inception) through June 30, 2013.

Total operating expenses

For the six months ended June 30, 2013 and the six months ended June 30, 2012, general and administrative expenses were $45,359 and $18,707, respectively. General and administrative expenses consist mainly of professional fees. The reason for the increase of $26,652 in expenses, or 142%, was an increased need for professionals, primarily due to the investment by Alpha Capital Anstalt in the Company in April 2013 and the merger of the Company from New York to Delaware and name change from Gold Swap, Inc. to the current name in the first quarter of 2013.

Net loss

Net loss for the six-month period ended June 30, 2013 was $45,539 as compared to the net loss for the six-month period ended June 30, 2012 of $18,707. The increase in the net loss was due to professional fees associated with the Company’s activities during the period.

Liquidity and Capital Resources

As of June 30, 2013, the Company had $368,682 in cash, primarily generated from the sale of 4,000 shares of Series A Convertible Preferred Stock.

There can be no assurance that additional capital will be available to the Company if it is determined that the Company needs additional funds for its operations and proposed business.

We currently have no commitments with any person for any capital expenditures.

The Company believes that our existing available cash will enable the Company to meet the working capital requirements for at least 12 months. The estimated working capital requirement for the next 12 months is $95,000 with an estimated burn rate of approximately $8,000 per month. The Company continues to explore potential expansion opportunities in the industry in order to boost sales while leveraging distribution systems to consolidate lower costs.

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

Derivative liabilities and Beneficial Conversion Feature

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 815-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

The Company currently has 4,000 shares of Series A, convertible preferred stock issued and outstanding, which is convertible into 2,000,000 shares (computed by taking the stated value per share of $100 and dividing by $0.20/share, then multiplying by the number of Series A, convertible preferred shares issued) of common stock. See Note 7 for Conversion Terms.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 24, 2013, the Company issued 4,000 shares of Series A Convertible Preferred Stock at a purchase price of $100 per share, or $400,000, to Alpha Capital Anstalt. The Company offered its Preferred Stock pursuant to Section 4(2) of the Securities Act of 1933. The subscription for the shares of Preferred Stock was evidenced by a purchase agreement, in which the purchaser represented to the Company that the Purchaser was an accredited investor (as such term is defined under Rule 501 of Regulation D), and the transaction did not involve any form of general solicitation or advertising.

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

Dated: August 8, 2013

By:	/s/ Vadim Mats
Name: Vadim Mats
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 8, 2013