Form 10-Q
period 2013-09-30
Point Capital, Inc.
filed 2013-11-14
CIK 1514183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of November 14, 2013, 37,731,200 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Point Capital, Inc.
(A Development Stage Company)
 Financial Statements
September 30, 2013
(Unaudited)

CONTENTS

Page(s)

Balance Sheets –
September 30, 2013 (unaudited) and December 31, 2012	1

Statements of Operations –
Three and nine months ended September 30, 2013 and 2012, and from
July 13, 2010 (Inception) to September 30, 2013 (unaudited)	2

Statement of Stockholders’ Equity (Deficit) –
Nine months ended September 30, 2013 (unaudited) and from
July 13, 2010 (Inception) to September 30, 2013	3

Statements of Cash Flows –
Nine months ended September 30, 2013 and 2012, from
July 13, 2010 (Inception) to September 30, 2013 (unaudited)	4

Notes to Financial Statements (unaudited)	5 - 12

Point Capital, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets

Current Assets
Cash	$1,259,100	$279
Total Current Assets	1,259,100	279

Total Assets	$1,259,100	$279

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$9,950	$20,691
Accrued offering costs	10,000	-
Notes payable	20,000	5,000
Interest payable	1,642	-
Common stock payable	673,886	-
Total Current Liabilities	715,478	25,691

Long Term Liabilities
Notes payable	-	15,000
Interest payable	-	782
Total Long Term Liabilities	-	15,782

Total Liabilities	715,478	41,473

Stockholders' Equity (Deficit)
Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 4,000 and none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 36,231,200 and 30,631,200 shares issued and outstanding	3,623	3,063
Additional paid-in capital	1,858,856	1,123,497
Deficit accumulated during the development stage	(1,218,857)	(1,167,754)
Subscription receivable	(100,000)	-
Total Stockholders' Equity (Deficit)	543,622	(41,194)

Total Liabilities and Stockholders' Equity (Deficit)	$1,259,100	$279

See accompanying notes to financial statements

Point Capital, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					July 13, 2010
	Three Months ended September 30,		Nine Months ended September 30,		(Inception) to September 30,
	2013	2012	2013	2012	2013

General and administrative expenses	$5,744	$8,550	$51,103	$27,257	$1,218,857

Net loss	$(5,744)	$(8,550)	$(51,103)	$(27,257)	$(1,218,857)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted average number of common shares outstanding during the period - basic and diluted	30,731,200	30,631,200	30,699,332	30,631,200	30,505,209

See accompanying notes to financial statements

Point Capital, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
Nine months ended September 30, 2013 (unaudited) and From July 13, 2010 (Inception) to September 30, 2013

						Deficit
	Series A, Convertible					Accumulated
	Preferred Stock, $0.0001 Par Value		Common Stock, $0.0001 Par Value		Additional Paid In	Development during	Subscription	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Equity (Deficit)

Stock issued for services - related parties ($0.05/share)	-	$-	21,500,000	$2,150	$1,072,850	$-	$-	$1,075,000

Stock issued for cash ($0.005 - $0.05/share)	-	-	9,131,200	913	50,647	-	(575)	50,985

Net loss - from July 13, 2010 (inception) to December 31, 2010	-	-	-	-	-	(1,078,505)	-	(1,078,505)

Balance - December 31, 2010	-	-	30,631,200	3,063	1,123,497	(1,078,505)	(575)	47,480

Receipt of subscription receivable	-	-	-	-	-	-	575	575

Net loss - year ended December 31, 2011	-	-	-	-	-	(49,803)	-	(49,803)

Balance - December 31, 2011	-	-	30,631,200	3,063	1,123,497	(1,128,308)	-	(1,748)

Net loss - year ended December 31, 2012	-	-	-	-	-	(39,446)	-	(39,446)

Balance - December 31, 2012	-	-	30,631,200	3,063	1,123,497	(1,167,754)	-	(41,194)

Preferred stock issued for cash ($100/Share)	4,000	-			400,000	-	-	400,000

Common stock issued for cash ($0.20/share)	-	-	5,600,000	560	1,119,440	-	(100,000)	1,020,000

Direct offering costs - cash	-	-	-	-	(110,195)	-	-	(110,195)

Direct offering costs - stock	-	-	-	-	(673,886)	-	-	(673,886)

Net loss - for nine months ended September 30, 2013	-	-	-	-	-	(51,103)	-	(51,103)

Balance - September 30, 2013 (unaudited)	4,000	$-	36,231,200	$3,623	$1,858,856	$(1,218,857)	$(100,000)	$543,622

See accompanying notes to financial statements

Point Capital, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		July 13, 2010 (Inception) to September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2013	2012	2013
Net loss	$(51,103)	$(27,257)	$(1,218,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related parties	-	-	1,075,000
Increase (decrease) in accounts payable and accrued expenses	(9,881)	10,784	11,592
Net Cash Used In Operating Activities	(60,984)	(16,473)	(132,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	15,000	20,000
Proceeds from issuance of Series A, Convertible Preferred Stock	400,000	-	400,000
Proceeds from issuance of common stock	1,020,000	-	1,071,560
Payment of direct offering costs	(100,195)	-	(100,195)
Net Cash Provided By Financing Activities	1,319,805	15,000	1,391,365

Net Increase (Decrease) in Cash	1,258,821	(1,473)	1,259,100

Cash - Beginning of Period	279	1,752	-

Cash - End of Period	$1,259,100	$279	$1,259,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$-	$-	$-
Payment of interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment of direct offering costs - common stock	$(673,886)	$-	$(673,886)
Subscriptions receivable	$(100,000)	$-	$(100,000)
Accrued direct offering costs (to be paid in cash)	$(10,000)	$-	$(10,000)

See accompanying notes to financial statements

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013
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

Change in Business

On October 4, 2013, the Company filed a Form N-54A and elected to become a Business Development Company (“BDC”) subject to the Investment Company Act of 1940.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended September 30, 2013 are not necessarily indicative of results for the full fiscal year.

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013
(Unaudited)

Note 3 Summary of Significant Accounting Policies

Development Stage

The Company's unaudited interim financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception. On October 4, 2013, in connection with becoming a BDC, the Company entered a new development stage.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at September 30, 2013 and December 31, 2012, respectively.

On September 30, 2013, the cash balance exceeded the federally insured limit by $1,009,100.

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013
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
September 30, 2013
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

Note 4 Liquidity

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $51,103 and net cash used in operations of $60,984 for the nine months ended September 30, 2013. The Company had working capital of $543,622 and stockholders’ equity of $543,622 at September 30, 2013. The Company is in the development stage and has not generated any revenues since inception.

Cash obtained through all financing activities for the nine months ended September 30, 2013 was $1,319,805, net of direct offering costs. See Note 7.

The Company believes its existing available cash will enable the Company to meet the working capital requirements for at least 12 months. The estimated working capital requirement for the next 12 months is $95,000. The Company intends to commence operations as a BDC while trying to lower costs.

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

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013
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

Note 7 Stockholders’ Equity (Deficit) and Common Stock Payable

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

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013
(Unaudited)

From January 1, 2013 to September, 2013, the Company issued the following shares:

Cash - Series A, Convertible Preferred	4,000	$400,000	$100.00
Cash - Common Stock	5,600,000	$1,120,000	$0.20
Total	5,604,000	1,520,000

The Company had paid direct offering costs to a third party placement agent associated with capital raising activities with gross proceeds of $1,100,000 for the nine months ended September 30, 2013 as follows:

Direct Offering Costs	September 30, 2013
Amount paid in cash	$100,195
Accrued offering costs (1)	10,000
Amounts paid in shares (1)	673,886
$784,081

(1)
The placement agent associated with capital raising activities of the $1,100,000 in gross proceeds is entitled to a maximum of 6,126,240 shares of the Company’s common stock. The placement agent was engaged to assist with a financing of up to $2,000,000.

During the nine months ended September 30, 2013, the placement agent raised $1,100,000 (or 55% of the maximum offering), and therefore was entitled to receive 3,369,432 shares of the company’s common stock at September 30, 2013. These shares had a fair value of $673,886, based upon the recent third party cash offering price of $0.20/share, which represented the best evidence of fair value.

These shares are included in common stock payable at September 30, 2013 since the shares while due, are not required to be issued until a final closing occurs. Of the 5,500,000 shares issued for $1,100,000, 500,000 shares having a fair value of $100,000 ($0.20/share) was a subscription receivable as of September 30, 2013. The subscription was collected in October 2013.

In connection with the subscription receivable for $100,000, the Company accrued $10,000 in direct offering costs, which were paid in October 2013.

Amounts paid in cash to the placement agent are based upon a 7% fixed amount related to gross proceeds raised. The placement agent is also entitled to receive an additional amount up to 3% in a non-accountable expense allowance.

See Note 8.

Series A, Convertible Preferred Stock

The Company has determined that the embedded conversion option is clearly and closely related to the host instrument. Therefore, no derivative liability exists.

Based on the previous sale price of the Series A, preferred stock to a third party, the fair value of the stock is $0.20/share, which represents the best evidence of fair value. The conversion price of the Series A, Convertible Preferred is $0.20/share. Since the market price and exercise price are equivalent, no additional accounting for a BCF is required.

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013
(Unaudited)

The Series A, Convertible Preferred Stock has the following provisions.

•	No Voting Rights
•	No Registration Rights
•	Each share is convertible into 500 shares of common stock
•	$100/share liquidation value
•	No Dividend Rate
•	Rights to dividends on as-converted basis if dividends are paid on Junior Securities stock or if Company is in default.
•
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

	ix)	fails to comply with the Asset Coverage requirement.

•	Forced Conversion Rights – The Company may force the conversion of the Preferred Stock if the following conditions have been met:
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

Point Capital, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013
(Unaudited)

Note 8 Stockholders’ Equity (Deficit) and Common Stock Payable

On October 31, 2013, the Company closed on a private placement and issued the following shares:

Cash - Common Stock	1,500,000	$300,000	$0.20
Total	1,500,000	300,000

The Company had paid direct offering costs to a third party placement agent associated with this capital raising activity with gross proceeds of $300,000 as follows:

Direct Offering Costs	October 31, 2013
Amount paid in cash	$30,135
Amounts paid in shares (1)	183,787
$213,922

(1)
The placement agent associated with the capital raising activity is entitled to a maximum of 6,126,240 shares of the Company’s common stock based on total equity raised. The placement agent was engaged to assist with a financing of up to $2,000,000.

During October 2013, the placement agent raised $300,000 (or 15% of the maximum offering), and therefore was entitled to receive 918,936 shares of the company’s common stock. These shares had a fair value of $183,787, based upon the recent cash offering price of $0.20/share, which represented the best evidence of fair value.

During 2013, the agent raised an aggregate $1,400,000 (or 70% of the maximum offering), and therefore was entitled to receive 4,288,368 shares of the company’s common stock at October 31, 2013. These shares had a fair value of $857,673, based upon the recent cash offering price of $0.20/share, which represented the best evidence of fair value. These shares while due, are not required to be issued until a final closing occurs.

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

Overview

We were initially formed to focus on the business of direct-from-consumer, procurement and aggregation of precious metals to be recycled.   On October 4, 2013 the Company filed to become a business development company regulated pursuant to the Investment Company Act of 1940. Through the structure of a business development company, the Company will essentially be an investment and management consulting company. The Company intends to invest in growth businesses and to provide management expertise, corporate finance capabilities and leadership to the companies which will become its portfolio companies.

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012

Revenues

The Company is in the development stage and did not generate any revenues during the period from July 13, 2010 (inception) through September 30, 2013.

Total operating expenses

For the three months ended September 30, 2013 and the three months ended September 30, 2012, general and administrative expenses were $5,744 and $8,550, respectively. General and administrative expenses consist mainly of professional fees. The reason for the decrease of $2,806 in expenses, or approximately 33%, was a decreased need for professionals in the quarter.

Net loss

Net loss for the three-month period ended September 30, 2013 was $5,744 as compared to the net loss for the three-month period ended September 30, 2012 of $8,550. The decrease in the net loss was primarily due to decreased general and administrative fees during the quarter.

Comparison of Nine Months Ended September 30, 2013 and 2012

Revenues

The Company is in its development stage and did not generate any revenues during the period from July 13, 2010 (inception) through September 30, 2013.

Total operating expenses

For the nine months ended September 30, 2013 and the nine months ended September 30, 2012, general and administrative expenses were $51,103 and $27,257, respectively. General and administrative expenses consist mainly of professional fees. The reason for the increase of $23,846 in expenses, or approximately 87%, was an increased need for professionals, primarily due to the investment by Alpha Capital Anstalt in the Company in April 2013 and the merger of the Company from New York to Delaware and name change from Gold Swap, Inc. to the current name in the first quarter of 2013.

Net loss

Net loss for the nine-month period ended September 30, 2013 was $51,103 as compared to the net loss for the nine-month period ended September 30, 2012 of $27,257. The increase in the net loss was due to professional fees associated with the Company’s activities during the period.

Liquidity and Capital Resources

As of September 30, 2013, the Company had $1,259,100 in cash, primarily generated from the sale of 5,500,000 common shares at $0.20 per share for a total gross offering price of $1,100,000 and 4,000 shares of Series A Convertible Preferred Stock sold in April 2013 to Alpha Capital Anstalt for total gross proceeds of $400,000.

There can be no assurance that additional capital will be available to the Company if it is determined that the Company needs additional funds for its operations and proposed business. The Company has no agreements or arrangements to raise capital other than the placement agency agreement with Network 1 Financial Services Inc. to offer and sell up to $2,000,000 of common shares (of which $1,100,000 has been closed upon on September 30th, 2013 and a total of $1,400,000 has been closed upon as of the date of this filing). Total direct offering costs paid in cash were $140,330 (includes $10,000 which was accrued for at September 30, 2013, then paid in October 2013). The placement agent is also entitled to 4,288,368 shares of the company’s common stock as of the date of this filing. These shares had a fair value of $857,674, based upon the recent cash offering price of $0.20/share, which represented the best evidence of fair value. These shares while due, are not required to be issued until a final closing occurs.

We currently have no commitments with any person for any capital expenditures.

The Company believes that our existing available cash will enable the Company to meet the working capital requirements for at least 12 months. The estimated working capital requirement for the next 12 months is $95,000 with an estimated burn rate of $8,000 per month. The Company continues to explore potential expansion opportunities as a business development company in order to boost sales while leveraging distribution systems to consolidate lower costs.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 229.10(f)(1) as of September 30, 2013, we are not required to provide the information required by this Item 3.

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

Item 1A.         Risk Factors

As a “smaller reporting company” as defined by Rule 229.10(f)(1) as of September 30, 2013, we are not required to provide the information required by this Item 1A.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On September 30, 2013 the Company closed a private placement of 5,500,000 common shares at $0.20 per share for a total gross offering price of $1,100,000 of which $100,000 was a subscription receivable. The Company offered its stock pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) of Regulation D. The subscription for the shares of stock was evidenced by a purchase agreement, in which the purchaser represented to the Company that the purchaser was an accredited investor (as such term is defined under Rule 501 of Regulation D), and the transaction did not involve any form of general solicitation or advertising. The common shares were offered by Network 1 Financial Services, Inc., a broker-dealer and member of FINRA, which acted as the exclusive placement agent for the Company. The agent received cash compensation of $70,000 and a 3% non-accountable expense allowance and is entitled to 3,063,120 shares of the Company pursuant to the Placement Agency Agreement. We are using the net proceeds of the private offering for our working capital.

On October 31, 2013 the Company closed a private placement of 1,500,000 common shares at $0.20 per share for a total gross offering price of $300,000 and received $100,000 for its September 30, 2013 subscription receivable. The Company offered its stock pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) of Regulation D. The subscription for the shares of stock was evidenced by a purchase agreement, in which the purchaser represented to the Company that the purchaser was an accredited investor (as such term is defined under Rule 501 of Regulation D), and the transaction did not involve any form of general solicitation or advertising. The common shares were offered by Network 1 Financial Services, Inc., a broker-dealer and member of FINRA, which acted as the exclusive placement agent for the Company. The agent received cash compensation of $28,000 and a 3% non-accountable expense allowance and is entitled to 1,225,248 shares of the Company pursuant to the Placement Agency Agreement. We are using the net proceeds of the private offering for our working capital.

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

Dated: November 14, 2013

By:	/s/ Vadim Mats
Name: Vadim Mats
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 14, 2013