Form 10-K
period 2013-12-31
Point Capital, Inc.
filed 2014-03-31
CIK 1514183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-173163

POINT CAPITAL, INC.
(Name of Registrant as Specified in Its Charter)

Delaware	46-2137136
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

285 Grand Avenue, Building 5, Englewood, New Jersey	07631
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code  (201) 408-5126

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There was no aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such common equity, as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 31, 2014, there were 48,382,440 shares of common stock, par value $0.0001 per share, outstanding.

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

Item 1. Business

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

We are a closed-end, non-diversified investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  As a business development company, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In 2014, we will elect to be treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The address of our principal executive office is c/o Point Capital, Inc., 285 Grand Avenue, Building 5, Englewood, NJ 07631. Our telephone number is 201-408-5126. We own an internet website at the following URL: www.pointcapitalinc.com.

Investment Objective

              The Company’s investment objective is to provide current income and capital appreciation. The company intends to accomplish its objective by investing in the common stock, preferred stock, warrants and convertible notes of small and mid-cap companies. The Company’s investments are made principally through direct investments in prospective portfolio companies.  However, the Company may also purchase securities in private secondary transactions. The company will also consider investing in private companies that meet its investment objectives.

 Competition

A large number of entities compete with us to make the types of investments that we target as part of our business strategy.  We compete for such investments with a large number of venture capital funds, other equity and non-equity based investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies.  Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. In addition, some of our competitors may require less information than we do and/or have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can.  Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company and, as a result, such companies may be more successful in completing their investments.  There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations.  Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Governance

Our Board of Directors monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers.  Among other things, our Board of Directors approves the appointment of our officers, reviews and monitors the services and activities performed by our officers, approves the engagement, and reviews the performance of, our independent registered public accounting firm, and provides overall risk management oversight.

Section 56(a) of the 1940 Act requires that at least a majority of the Company’s Board of Directors be composed of independent Directors.  To be considered independent, a Director may not be (i) an officer or employee of the Company, (ii) a direct or indirect beneficial owner of 5% or more of the Company’s voting shares, (iii) an immediate family member of an affiliate of the Company, (iv) any interested person of an investment adviser or principal underwriter to the Company, (v) legal counsel to the Company  (or acted as such at any time during the preceding two completed fiscal years) or (vi) a person that has had a material business relationship with the Company at any time during the last two fiscal years.  Currently, our Board does not consist of a majority of independent directors.

Our Board of Directors has established the Audit Committee to assist the Board of Directors in fulfilling its oversight responsibilities. Although the audit committee should be composed of a majority of independent board members, the committee is composed of Van Parker, our sole independent director, and Richard Brand, our Chairman. Van Parker is the Audit Committee Chairman. The Audit Committee’s responsibilities include overseeing our accounting and financial reporting processes, our systems of internal controls over financial reporting, and audits of our financial statements.

Intellectual Property

We do not own any intellectual property rights except for an internet website at the following URL: pointcapitalinc.com.

Employees

We have no employees other than our three executive officers, who are also two of our three directors.  All functions including development, strategy, negotiations and administration are currently being provided by our executive officers. Our officers and directors do not work exclusively for us and do not devote all of their time to our operations.  Their other activities prevent them from devoting their full-time to our operations.

Item 1A.       Risk Factors

Risks Relating to Our Business and Structure

We have no operating history as a business development company.

We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common stock could decline substantially.

We could lose our status as a business development company or be precluded from investing according to our current business plan.

If we are to maintain our status as a business development company, we must continue to comply with numerous rules and regulations under the 1940 Act, including without limitation, maintaining at least 70% of our total assets as "qualifying assets", having a majority of non-interested directors on our board and maintaining our securities under specific regulations. Currently we are not in compliance with some of the rules governing business development companies and therefore we could lose our status as a business development company. This would have a material adverse effect on our ability to invest, on our operating results, financial condition and ability to pay dividends, and on the value of our common stock. Such a ruling or decision also may require that we dispose of investments that we made. Such dispositions could have a material adverse effect on us and our stockholders. We may need to dispose of such investments quickly, which would make it difficult to dispose of such investments on favorable terms. In addition, because these types of investments will generally be illiquid, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

We may never be profitable.

We have never earned a profit and we expect to incur losses during the foreseeable future and may never be profitable. We will need to earn a profit or obtain additional financing until we are able to earn a profit.  As a result of our short operating history it is difficult for potential investors to evaluate our business.  There can be no assurance that we can implement our business plan, that we will be profitable, or that our securities will have any value.  Continued losses could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price.

Stockholders do not have the opportunity to evaluate our investments.

We have only recently begun to identify potential investments and to make investments. Stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments. You must rely on us and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because investors are not able to evaluate our investments in advance, this additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

Our ability to achieve our investment objectives depends on our ability to manage and support our investment process. If we were to lose any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.

We will depend on the investment expertise, skill and network of business contacts of our professional staff who will evaluate, negotiate, structure, execute, monitor and service our investments.  Messrs. Brand and Weisblum are not subject to employment contracts, nor will they receive any compensation from us initially. The departure of Messrs. Brand and Weisblum could have a material adverse effect on our ability to achieve our investment objectives.

Our ability to achieve our investment objectives depends on our ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. Our capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of sufficient sophistication to match the corresponding flow of transactions. To achieve our investment objectives, we may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. We may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

Because our business model depends to a significant extent upon relationships with commercial banks, investment banks and private equity sponsors, our inability to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect to depend on the relationships of our investment team with private equity sponsors, investment banks and commercial banks, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If we fail to maintain those existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom our investment team has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other business development companies and investment funds (including private equity funds, mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in small- to mid-sized private, U.S. companies.  Competition for investment opportunities in small and middle market, U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small and middle market, U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act will impose on us as a business development company.

A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. Typically, there is not a public market for the securities of the privately held companies in which we intend to invest. As a result, we will value these securities quarterly at fair value as determined in good faith by our board of directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. The ongoing financial crisis in Europe has continued to affect corporate debt markets and has resulted in significant net unrealized depreciation in the portfolios of many existing BDCs, reducing their net asset value. Stressed companies may need to be written down even if current on principal and interest payments to us if valuations for similar companies have declined in the general markets.  Depending on market conditions, we may face similar losses, which could reduce our net asset value and have a material adverse impact on our business, financial condition and results of operations.

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings, cash flow and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

The amount of any distributions we may make is uncertain. We may not be able to pay you distributions, and our distributions may not grow over time.

We hope to be able to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our future status as a regulated investment company, compliance with applicable business development company regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. Distributions from the proceeds of securities offerings or from borrowings also could reduce the amount of capital we ultimately invest in interests of portfolio companies.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company.  We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. Nevertheless, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing our capital and may use net proceeds in ways with which stockholders may not agree.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our future portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and may result in our investment focus shifting from our areas of expertise to other types of investments in which we may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

We are subject to the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to continue to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our future qualification as a RIC under Subchapter M of the Code, we will not have fixed guidelines for diversification, and while we will not target any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we will realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.  A “RIC” is a regulated investment company under Subchapter M of the Code. A RIC generally does not have to pay corporate level federal income taxes on any income that it distributes to its stockholders from its tax earnings and profits. To qualify as a RIC, a company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to obtain RIC tax treatment, a company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally its net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.

We have limited prior experience managing business development companies and regulated investment companies, or RIC.

While Mr. Brand, our chief executive officer, has experience in management positions with BDCs and RICs, other members of the management of Point Capital do not.  The investment philosophy and techniques we will use by may differ from those investments with which some of our investment professionals have experience.  Accordingly, the results we may achieve may differ substantially from those of previously managed funds. The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to some of the other types of investment vehicles previously managed by our management team. For example, under the 1940 Act, business development companies are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or U.S. public companies with market valuations less than $250 million. Moreover, qualification for RIC tax treatment under subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a business development company or RIC, or could force us to pay unexpected taxes and penalties, which could be material. We have limited prior experience managing a business development company or RIC. Its lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

We may be obligated to make distributions to shareholders with respect to recognized non-cash income.

For federal income tax purposes, we may be required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC even though we will not have received any corresponding cash amount. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income for which we have not received a corresponding cash payment. If this occurs, we may have to sell some of our future investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

The time and resources that individuals we employ may be diverted and we may face additional competition due to the fact that individuals we employ are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Our personnel are not prohibited by an agreement with us from raising money for and managing another investment entity that makes the same types of investments as those we may target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We do not intend to invest in portfolio companies in which the other funds managed by our professionals are investing or are invested. We do not intend to seek exemptive relief from the SEC.

There are significant potential conflicts of interest which could impact our investment returns.

Our executive officers may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Accordingly, certain of our officers may have obligations to investors in other entities managed by their affiliates, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle currently existing, or formed in the future, and managed by our investment adviser or any of its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us.

Risks Related to Business Development Companies

Failure to invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy and maintaining our status as a business development company.

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets, or we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and result of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a business development company would reduce our operating flexibility.

If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a business development company, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions for investment purposes, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates will be restricted.

We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25.0% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by an affiliate without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

In the event that we develop a need for additional capital in the future for investments or for any other reason, sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Risks Related to Our Future Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

We intend to invest primarily in senior secured term loans, second lien secured loans, mezzanine debt and, to a lesser extent, subordinated debt and selected equity investments issued by small and middle market companies.

Senior Secured Loans and Second Lien Loans. When we extend senior secured term loans and second lien loans, we expect to generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Mezzanine and Subordinated Debt. Our mezzanine and subordinated debt investments will generally be subordinated to senior loans and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal which could lead to the loss of the entire investment.

These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our mezzanine debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments. We expect to make selected equity investments. In addition, when we invest in first and second lien senior loans or mezzanine debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in small and middle market companies involves a number of significant risks, including that they:

•
may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•
may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and directors may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Our future portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We expect to invest primarily in first lien, second lien, mezzanine debt and, to a lesser extent, subordinated debt issued by small and middle market U.S. companies. Our future portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we intend to generally structure certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

Second priority liens on collateral securing loans that we expect to make to our future portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we expect to make to our future portfolio companies will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

We generally will not control our future portfolio companies.

We do not expect to control most of our future portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we will be subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to expected lack of liquidity for our future investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We will be exposed to risks associated with changes in interest rates.

We will be subject to financial market risks, including changes in interest rates. To the extent that we invest in fixed-rate loans or securities rather than floating-rate debt instruments, general interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly have a material adverse effect on our investment objectives and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

Economic recessions or downturns could impair our future portfolio companies and harm our operating results.

We expect that some of our future portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, we may have non-performing assets, and the value of our portfolio could to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our future debt investments and the value of our future equity investments. Economic slowdowns or recessions could lead to financial losses in our future portfolio and a decrease in our expected revenues, net income and asset values. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing future investments and harm our operating results.

Defaults by our future portfolio companies will harm our operating results.

A future portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we may hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting future portfolio company.

We may not realize gains from our future equity investments.

Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments in companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we may receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our future equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a future portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We intend to seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these puts rights for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy including privately held companies presents certain challenges, including the lack of available information about these companies.

We may invest in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. Second, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. Finally, less public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We will be required therefore to rely on our ability to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns.

The lack of liquidity in our investments may adversely affect our business.

We intend to invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our future investments in the near-term. We expect that our future investments will generally be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our future investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our future portfolio companies.

We may not have the funds or ability to make additional investments in our future portfolio companies. After our initial investment in a future portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Risks Relating to Debt Financing

If we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our future investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our shares. If the value of our future assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.

Changes in interest rates may affect our cost of capital and net investment income.

Since we intend to use debt to finance investments, our future net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our future net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our future net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.  You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•
The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90.0% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4.0% nondeductible federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90.0% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we expect that most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our future net assets, the amount of future income available for distribution and the amount of our future distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Risks Relating to Our Common Stock

The holder of Series A Convertible Preferred Stock has rights senior to those of the holders of common shares.

In connection with the issuance of 4,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $400,000, the holder of the preferred stock has certain rights and preferences. These rights include the right to elect a majority of the board if so entitled to do so under the 1940 Act, the right to approve the Company ceasing to be a business development company and veto rights over certain actions by the Company. Each share of Series A Convertible Preferred Stock is convertible to 500 shares of common stock, subject to customary anti-dilution provisions as well as upon subsequent equity sales, subsequent rights offerings, prorata distributions and fundamental transactions, all as more fully described in the Certificate of Designation of Preferences, Rights and Limitations. However, the holder of the Series A Convertible Preferred Stock agreed to waive the anti-dilution provision with respect to issuances by the Company at an effective price less than $0.20 per share.  The Company also agreed with the holder of the shares of Series A Convertible Preferred Stock that, subject to certain exceptions, it will not issue any convertible securities or equity.

“Penny Stock” rules may make buying or selling our securities difficult.

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker- dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could limit the liquidity and adversely affect the market price for our common stock.

Our securities are dually quoted on the OTCBB and the OTCQB, which may not provide us much liquidity for our investors as an exchange, such as the NASDAQ Stock Market or other national or regional exchanges.

Our securities are dually quoted on the OTCBB and the OTCQB.  Both the OTC Bulletin Board (OTCBB) and the OTCQB level of the OTC Markets are electronic quotation systems that provide significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities quoted on the OTCBB and/or the OTCQB are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCBB or the OTCQB. Quotes for stocks included on the OTC markets are not listed in newspapers. Therefore, prices for securities traded solely on the OTCBB and/or the OTCQB may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.  We cannot assure you a public trading market will develop. As a result you may not receive a return of all of your invested capital.

You may not be able to sell your shares for more than what you paid.

The market price of our common stock could fluctuate in the future in response to various factors, including, but not limited to: quarterly variations in operating results; our ability to control costs and improve cash flow; announcements of technological innovations or new products by us or by our competitors; changes in investor perceptions; and new products or product enhancements by us or our competitors.

The stock market in general has continued to experience volatility which may further affect our stock price.

Our articles of incorporation and bylaws could discourage acquisition proposals, delay a change in control or prevent other transactions.

Provisions of our articles of incorporation and bylaws, as well as provisions of Delaware General Corporation Law, may discourage, delay or prevent a change in control of our company or other transactions that you as a shareholder may consider favorable and may be in your best interest.  Our articles of incorporation and bylaws contain provisions that: authorize the issuance of shares of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and discourage a takeover attempt; limit who may call special meetings of shareholders; and require advance notice for business to be conducted at shareholder meetings.

Our directors have the authority to issue common and preferred shares without shareholder approval, and preferred shares can be issued with such rights, preferences, and limitations as may be determined by our board of directors. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. We presently have no commitments or contracts to issue any other shares of preferred stock.  Authorized and unissued preferred stock could delay, discourage, hinder or preclude an unsolicited acquisition of our company, could make it less likely that shareholders receive a premium for their shares as a result of any such attempt, and could adversely affect the market prices of, and the voting and other rights, of the holders of outstanding shares of our common stock.

Your interest in the Company will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Stockholders in our Company do not have preemptive rights to any shares of common stock we issue in the future. Our charter authorizes us to issue 100,000,000 shares of common stock. Subject to applicable limitations and restrictions we granted to the holders of our Series A Convertible Preferred Stock, our board may elect to sell additional shares of our securities in future private or public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors or employees. To the extent we issue additional equity interests, your percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares in the Company.

Certain provisions of our charter and bylaws as well as provisions of the Delaware General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Under the Delaware General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act under the Delaware General Corporation Law any and all acquisitions by any person of our shares of stock. Our board may amend the bylaws to remove that exemption in whole or in part without stockholder approval. The Control Share Acquisition Act (if we amend our bylaws to be subject to that act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Under the Delaware General Corporation Law, specified “business combinations,” including certain mergers, consolidations, issuances of equity securities and other transactions, between a Delaware corporation and any person who owns 10.0% or more of the voting power of the corporation’s outstanding shares, and certain other parties (each an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter any of the specified business combinations must be approved by a super majority vote of the stockholders unless, among other conditions, the corporation’s common stockholders receive a minimum price for their shares. We are subject to the Delaware Business Combination Act.

Under the Delaware General Corporation Law, certain statutory provisions permit a corporation that is subject to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that has at least three outside directors to be subject to certain corporate governance provisions that may be inconsistent with the corporation’s charter and bylaws. Among other provisions, a board of directors may classify itself without the vote of stockholders. Further, the board of directors, by electing into certain statutory provisions and notwithstanding the charter or bylaws, may (i) provide that a special meeting of stockholders will be called only at the request of stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting, (ii) reserve for itself the right to fix the number of directors, and (iii) retain for itself sole authority to fill vacancies created by the death, removal or resignation of a director. A corporation may be prohibited by its charter or by resolution of its board of directors from electing any of the provisions of the statute. We are not prohibited from implementing any or all of the statute.

Additionally, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our board of directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

Item 1B.      Unresolved Staff Comments

Not Applicable.

Item 2.         Properties

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

Security Holders

As of March 31, 2014, there were 48,382,440 shares of common stock issued and outstanding, which were held by approximately 70 stockholders of record.

On April 24, 2013, the Company executed and delivered a Stock Purchase Agreement with Alpha Capital Anstalt (the “Purchaser”) to purchase 4,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) at a purchase price of $100.00 per share, or $400,000. In connection with the purchase of the Preferred Stock, the Company agreed not to enter into or exercise any equity line of credit or similar agreement, issue or agree to issue any floating or variable priced equity linked instruments or any equity with price reset rights. The Company also agreed, subject to certain exceptions, not to issue any equity, convertible debt or other securities convertible into common stock or equity of the Company without the prior written consent of the Purchaser.

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

As a business development company under the Investment Company Act of 1940, if the Company’s asset coverage is less than 200% as of the end of each quarter, the Company shall redeem a sufficient number of shares of Preferred Stock to enable it to meet said requirements. The mandatory redemption price is the liquidation preference of the Preferred Stock which is $100 per share, plus any unpaid dividends.

The Purchaser agreed to restrict its ability to convert the Preferred Stock and receive shares of the Company if the number of shares of common stock beneficially held by the Purchaser and its affiliates in the aggregate after such conversion exceeds 9.99% of the then outstanding shares of common stock.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Recent Sales of Unregistered Securities

On March 25, 2014, the Company issued 6,126,240 shares of the Company’s common stock to Network 1 Financial Securities, Inc. as part of offering costs associated with the $2,000,000 capital raise. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 31, 2014, the Company issued 1,650,000 shares of the Company’s common stock to various purchasers for $330,000 ($0.20/share), based upon the fair value of the Company’s common stock on the date of issuance. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On December 26, 2013, the Company issued 1,375,000 shares of the Company’s common stock to various purchasers for $275,000 ($0.20/share), based upon the fair value of the Company’s common stock on the date of issuance. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On November 27, 2013, the Company issued 1,500,000 shares of the Company’s common stock to various purchasers for $300,000 ($0.20/share), based upon the fair value of the Company’s common stock on the date of issuance. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On October 31, 2013, the Company issued 2,000,000 shares of the Company’s common stock to various purchasers for $400,000 ($0.20/share), based upon the fair value of the Company’s common stock on the date of issuance. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 30, 2013, the Company issued 5,000,000 shares of the Company’s common stock to various purchasers for $1,000,000 ($0.20/share), based upon the fair value of the Company’s common stock on the date of issuance. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On April 24, 2013, the Company issued 4,000 shares of the Company’s preferred stock to Alpha Capital Anstalt for $400,000 ($100/share), based upon the fair value of the Company’s common stock on the date of issuance. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 28, 2013, the Company issued 100,000 shares of the Company’s common stock to Sable Ridge Capital Opportunity Fund, L.P. for $20,000 ($0.20/share), based upon the fair value of the Company’s common stock on the date of issuance. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.          Selected Financial Data.

The following selected financial data for the year ended December 31, 2013 (prior to 2013, Selected Financial Data was not required to be presented as  the Company was a “smaller reporting company.”) is derived from our financial statements which have been audited by EisnerAmper LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

Statement of Operations Data:
Total investment income	$625
Operating expenses:
Total operating expenses	72,611
Net investment loss	(71,986)
Net unrealized appreciation on investments	65,143
Net realized gain on investments	39,754
Net increase in net assets resulting from operations	32,911

Per Share Data:
Net asset value per common share	$0.04
Net investment loss (1)	(0.00)
Net increase in net assets resulting from operations (1)	0.00
Distributions declared	-

Balance Sheet Data at Period End:
Investments at fair value	$196,164
Cash	2,010,620
Total assets	2,207,384
Total liabilities and redeemable convertible preferred stock	418,717
Net assets	1,788,667
Common shares outstanding	40,606,200
Preferred shares outstanding	4,000

(1) Per share amounts are calculated using weighted average shares outstanding during the period.

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

Overview

We are a closed-end, non-diversified investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  As a business development company, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In 2014, we will elect to be treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Investment Strategy

We will seek to invest in companies that are asset rich and generating cash flow on a sustainable basis.  Further, when identifying prospective portfolio companies, we will seek the following attributes, which we believe will help us generate higher total returns with an acceptable level of risk. These attributes are:

☐
Strong management teams with meaningful equity ownership. We will seek experienced management teams with an established track record of success in place or available. We will typically require the portfolio companies to have proper incentives to align management’s goals with ours. Generally, we will seek companies in which the management teams have significant equity interests.

☐
Secure market positions that present attractive growth opportunities. We will seek companies that we believe possess advantages in scale, scope, customer loyalty, product pricing, or product quality versus their competitors, minimizing sales risk and generating margins that can be readily forecast.

☐	Industries with favorable trends. We will seek industries with favorable industry trends and companies performing well within their industries and poised to benefit from a catalyst.

☐
Investing in private companies. We do not expect to invest in start-up companies or companies with speculative business plans.  We may also consider companies that are underperforming compared to their potential due to structural impediments with opportunities to restructure and refocus strategy and resources.

☐
Investing primarily in senior loans.  Under normal market conditions, approximately 65% of the value of our future net assets (including the amount of any borrowings for investment purposes) is expected be invested in senior loans.  Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium.  Senior loans typically are rated below investment grade, and may be considered “high risk” compared to debt instruments that are rated above investment grade. Senior loans, however, are generally less risky than subordinated debt, bearing lower leverage, higher recovery statistics and over the past two years have yielded on average over 2% less than high yield bonds.  “The lagging 12-month default rate was 0.32% per amount outstanding, as reported by S&P Leveraged Commentary and Data on November 1, 2011 for the S&P/LSTA Leveraged Loan Index.  The long-term default rate is 3.58% (for December 1998 through September 2011).  Middle market companies have a recovery rate of approximately 86.1% as compared to 81.0% for large capitalization companies.”

☐
Diversification. We will seek to diversify our portfolio among companies engaged in a variety of industries, thereby potentially reducing the risk of a downturn in any one industry having a disproportionate impact on the value of our portfolio. We cannot assure you that we will be successful in this regard.

☐
Structure financing terms to limit down side risk.  Originating our own lending opportunities through our network will permit us to structure loans to enhance the element of capital preservation for our stockholders.

☐
Private equity sponsorship. Often we will seek to participate in transactions sponsored by what we believe to be high-quality private equity firms. Point Capital’s senior management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company provides an additional level of due diligence investigation and is an implicit endorsement of the quality of the investment. Further, by co-investing with quality private equity firms which commit significant sums of equity capital with junior priority to our future debt investments, we may benefit from having due diligence on our investments performed by both parties.

☐
Viable exit strategy. We intend to focus our investment activity primarily in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, with the potential for capital gain on any equity interest we hold through an initial public offering of common stock, a merger, a sale or other recapitalization. See “Investment Objectives and Strategy.”

We plan to be the lead investor for transactions, as well as a co-investor with investment institutions for other transactions.  Moreover, we may acquire investments in the secondary loan market, and, in analyzing such investments, we will employ the same analytical process that we use for our primary investments

Portfolio Update

As of December 31, 2013, we held two portfolio companies, Intercloud Systems, Inc. (symbol: ICLD) and Combimatrix Corp. (symbol: CBMX). Both are non-controlled and non-affiliated investments.

Intercloud Systems, Inc. On December 13, 2013, we completed a $100,000 investment in a 12% Convertible Debenture as well as 315 shares of common stock. Intercloud Systems, Inc., a Nasdaq listed company, is a single-source provider of end-to-end IT and telecom solutions to the service provider and corporate enterprise markets through cloud platforms and professional services. The debenture, which matures June 13, 2015, is convertible into shares of common stock of InterCloud at our discretion at a conversion price equal to the lesser of $6.36 or 85% of the price in a qualified underwritten public offering.

Combimatrix Corp. On December 19, 2013 we completed an $80,000 investment in Series D Convertible Preferred Stock and warrants. CombiMatrix Corp., a Nasdaq-listed company, is a molecular diagnostics company specializing in DNA-testing services for development disorders. The preferred stock was convertible to common stock at $2.06 per share. The exercise price of the warrants is $3.12 per share. We currently hold 38,835 warrants of Combimatrix,

Results of Operations

For the year ended December 31, 2013, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes (i) net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net unrealized gains on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Net Unrealized Appreciation Since making our initial investments in the three months ended December 31, 2013, we have a cost basis in our portfolio companies of $131,021 with a fair market value of $196,164. The net unrealized appreciation for the year ended December 31, 2013 was $65,143.

Investment Income For the years ended December 31, 2013 and 2012, we earned interest income from cash and cash equivalents of $25 and $0, respectively.  During the year ended December 31, 2013, we also earned $600 of interest from our convertible debenture investment in Intercloud Systems, Inc. Except as set forth above, we did not earn any other investment income during the years ended December 31, 2013, 2012 and 2011.

Net Realized Gain In the three months ended December 31, 2013, we partially disposed of our CBMX position converting the preferred stock and selling the common stock recognizing a net realized gain of $39,754.

Operating Expenses For the year ended December 31, 2013, total operating expenses were $72,611 consisting mainly of professional accounting, legal, and Edgar fees related to SEC required filings. For the years ended December 31, 2012 and 2011 total operating expenses were $39,446 and $49,803, respectively, which consisted mainly of professional accounting, legal, and Edgar fees related to SEC required filings.

Net Increase in Net Assets Resulting from Operations For the year ended December 31, 2013, the net increase in net assets resulting from operations was $32,911.

For the years ended December 31, 2012 and 2011, the net loss was $39,446 and $49,803, respectively.

Liquidity and Capital Resources

As of December 31, 2013, the Company had $2,010,620 in cash, primarily generated from the sale of 9,975,000 common shares at $0.20 per share for a total gross offering price of $1,995,000 and 4,000 shares of Series A Convertible Preferred Stock sold in April 2013 to Alpha Capital Anstalt for total gross proceeds of $400,000.

The Company believes that our existing available cash will enable the Company to meet the working capital requirements for at least 12 months.

The Company has no agreements or arrangements to raise capital other than the placement agency agreement with Network 1 Financial Services Inc. to offer and sell up to $2,000,000 of common shares (of which $1,975,000 has been closed upon on December 26th, 2013 and a total of $2,305,000 has been closed upon as of the date of this filing). As of the date of this filing, total direct offering costs paid in cash were $231,190. The placement agent is also entitled to 6,126,240 shares of the Company’s common stock as of the date of this filing. These shares have a fair value of $1,225,248, based upon the recent cash offering price of $0.20/share, which represented the best evidence of fair value. These shares were issued on March 25, 2014.

We currently have no commitments with any person for any capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.

During the normal course of its business, the Company trades various financial instruments and enters into various financial transactions where the risk of potential loss due to market risk, credit risk and other risks can equal or exceed the related amounts recorded. The success of any investment activity, liquidity risk influenced by general economic conditions that may affect the level and volatility of equity prices, interest rates and the extent and timing of investor participation in the markets for both equity and interest rate sensitive investments. Unexpected volatility or illiquidity in the markets in which the Company directly or indirectly holds positions could impair its ability to carry out its business and could cause losses to be incurred.

Market risk represents the potential loss that can be caused by increases or decreases in the fair value of investments resulting from market fluctuations.

Credit risk represents the potential loss that would occur if counterparties fail to perform pursuant to the terms of their obligations. In addition to its investments, the Company is subject to credit risk to the extent a custodian or broker with whom it conducts business is unable to fulfill contractual obligations.

Item 8.         Financial Statements and Supplementary Data.

CONTENTS

Pages(s)

Report of Independent Registered Public Accounting Firms	F-1

Statements of Assets and Liabilities –
December 31, 2013 and December 31, 2012	F-3

Statements of Operations –
Years ended December 31, 2013, 2012 and 2011	F-4

Statement of Changes in Net Assets –
Years ended December 31, 2013, 2012 and 2011	F-5

Statements of Cash Flows –
Years ended December 31, 2013, 2012 and 2011	F-6

Schedule of Investments as of December 31, 2013	F-7

Notes to Financial Statements	F-8 - F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Point Capital, Inc.

We have audited the accompanying statement  of  assets  and  liabilities  of  Point  Capital,  Inc. (the "Company"), including the schedule of investments, as of December 31, 2013, and the related statements of operations, changes in net assets, and cash flows for the year then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2013 by correspondence with the portfolio companies or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Point Capital, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

New York, New York
March 31, 2014

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
Member Florida Institute of Certified Public Accountants

Point Capital, Inc.
Statements of Assets and Liabilities

	December 31, 2013	December 31, 2012 (1)

ASSETS
Investments at fair value
Non-controlled/Non-affiliated investments (cost $131,023 and $0)	196,164	-
Cash	$2,010,620	$279
Interest receivable	600	-
Total Assets	$2,207,384	$279

LIABILITIES
Accounts payable and accrued expenses	$2,050	$20,691
Notes payable	15,000	20,000
Interest payable	1,667	782
Total Liabilities	18,717	41,473

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares
authorized, 1,000,000 shares designated; 4,000 and none issued and outstanding ($100 per share redemption value)	400,000	-

NET ASSETS
Common stock, $0.0001 par value, 100,000,000 shares authorized;
40,606,200 and 30,631,200 shares issued and outstanding	4,061	3,063
Additional paid-in capital	2,919,449	1,123,497
Accumulated net investment loss	(71,986)	-
Accumulated undistributed net realized gain on investments	39,754	-
Unrealized appreciation on investments	65,143	-
Accumulated deficit during development stage	(1,167,754)	(1,167,754)
Total Net Assets (Deficit)	1,788,667	(41,194)

Total Liabilities and Net Assets (Deficit)	$2,207,384	$279

Net Asset Value per common share	$0.04

(1)	The presentation was presented to conform with current year's statement of assets and liabilities.

See accompanying notes to the financial statements

Point Capital, Inc.
Statements of Operations

	Year Ended December 31,
	2013	2012	2011
INVESTMENT INCOME
Interest income
Non-controlled/Non-affiliated investments	$625	$-	$-

EXPENSES
Professional fees	52,015
Filing fees	10,296
General and administrative expenses	$10,300	$39,446	$49,803

Total expenses	72,611	39,446	49,803

Net investment loss	$(71,986)	$-	$-

Net Realized and Unrealized Gain on Investments

Net realized gain on investments
Non-controlled/Non-affiliated investments	$39,754	$-	$-
Net unrealized appreciation on investments
Non-controlled/Non-affiliated investments	$65,143	$-	$-
Net realized and unrealized gain on investments	$104,897	$-	$-

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$32,911	-	-

Net loss	-	(39,446)	(49,803)

Net loss per common share - basic and diluted (1)	-	(0.00)	(0.00)

Weighted average number of common shares outstanding during the year - basic and diluted (1)	-	30,631,200	30,631,200

(1)	Not presented for 2013 as presentation of earnings per share is not required for investment companies .

See accompanying notes to the financial statements

Point Capital, Inc.
Statements of Changes in Net Assets
Years ended December 31, 2013, 2012 and 2011

	Common Stock, $0.0001 Par Value		Additional Paid In	Accumulated Deficit During Development	Accumulated Net Investment	Accumulated Undistributed Net Realized Gain On	Unrealized Appreciation On	Subscription	Total Net Asses
	Shares	Amount	Capital	Stage	Loss	Investments	Investments	Receivable	(Deficit)

Balance - December 31, 2010	30,631,200	3,063	1,123,497	(1,078,505)				(575)	47,480

Receipt of subscription receivable	-	-	-	-				575	575

Net loss	-	-	-	(49,803)				-	(49,803)

Balance - December 31, 2011	30,631,200	3,063	1,123,497	(1,128,308)				-	(1,748)

Net loss	-	-	-	(39,446)				-	(39,446)

Balance - December 31, 2012	30,631,200	3,063	1,123,497	(1,167,754)				-	(41,194)

Common stock issued ($0.20/share)	9,975,000	998	1,994,002	-				-	1,995,000

Offering costs	-	-	(198,050)	-				-	(198,050)

Increase (decrease) in net assets resulting from operations	-	-	-		(71,986)	39,754	65,143	-	32,911

Balance - December 31, 2013	40,606,200	$4,061	$2,919,449	$(1,167,754)	$(71,986)	$39,754	$65,143	$-	$1,788,667

See accompanying notes to the financial statements

Point Capital, Inc.
Statements of Cash Flows

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2013	2012	2011
Net increase in net assets resulting from operations	$32,911	$-	$-
Net loss	-	(39,446)	(49,803)
Adjustments to reconcile net increase in net assets/net loss to net cash used in operating activities:
Purchases of investments	(180,000)	-	-
Net realized gain on investments	(39,754)	-	-
Net unrealized appreciation on investments	(65,143)	-	-
Proceeds from sale of investments	88,733	-	-
Increase in interest receivable	(600)	-	-
Increase (decrease) in accounts payable and accrued expenses and interest payable	(17,756)	17,973	3,500
Net Cash Used In Operating Activities	(181,609)	(21,473)	(46,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	20,000	-
Repayment of notes payable	(5,000)	-	-
Proceeds from issuance of redeemable Series A, Convertible Preferred Stock	400,000	-	-
Proceeds from issuance of common stock	1,995,000	-	575
Payment of direct offering costs	(198,050)	-	-
Net Cash Provided By Financing Activities	2,191,950	20,000	575

Net Increase (Decrease) in Cash	2,010,341	(1,473)	(45,728)

Cash - Beginning of Year	279	1,752	47,480

Cash - End of Year	$2,010,620	$279	$1,752

Supplemental Disclosure of Cash Flow Information:
Interest paid	1,136	-	-

See accompanying notes to the financial statements

POINT CAPITAL, INC.
SCHEDULE OF INVESTMENTS
As of December 31, 2013
					Fair	% of
Company	Industry	Type of Investment	Principal/Shares	Cost	Value	Net Assets
Non-controlled/Non-affiliated investments
Intercloud Systems, Inc. (1)	Information Technology	12% Convertible Debenture (Due 06/2015)	$100,000	$100,000	$144,340	8.07%
		Common Stock	315	-	2,891	0.16%

CombiMatrix Corp.(1)(2)	Biotechnology	Warrants	35,835	31,021	48,933	2.74%

Total Non-controlled/Non-affiliated investments				$131,021	$196,164	10.97%

Reconciliation to Net Assets:
Investments at fair value					$196,164	10.97%
Cash					2,010,620	112.41%
Liabilities in excess of other assets					(418,117)	(23.38)%
Net Assets					$1,788,667	100.00%

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.
(2) Securities are not income producing.

See accompanying notes to the financial statements

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
Notes to Financial Statements

1.        Organization and Business

Point Capital, Inc. (formerly known as Gold Swap Inc.) (the “Company”), was incorporated in the State of New York on July 13, 2010.

Prior to January 24, 2013, the Company intended to purchase precious metals and second-hand jewelry for refining and resale. The Company had not clearly identified how it would operate its business, only that it would explore commercial feasibility.

On January 24, 2013, the merger of Point Capital, Inc., an inactive Delaware corporation, with Gold Swap, Inc., a New York corporation, became effective. As a result, (a) Gold Swap’s state of incorporation changed from New York to Delaware and (b) the name of the company changed from “Gold Swap Inc.” to “Point Capital, Inc.”

Effective as of January 28, 2013, in connection with the merger and name change of Gold Swap, Inc. (the "Company") described below, (i) Melvin Schlossberg resigned from his position as president, chief executive officer, secretary and a director of the Company, (ii) Donald Ptalis resigned from his position as chief financial officer and a director, and (iii) Vadim Mats resigned from his position as Vice President - Business Development. The Board of Directors of the Company (i) elected Richard A. Brand as Chairman, Chief Executive Officer and a director of the Company; (ii) Eric Weisblum was appointed President of the Company; (iii) Vadim Mats was appointed as Chief Financial Officer and (iv) Richard A. Brand, Eric Weisblum and Van E. Parker became directors of the Company.

The Company was formerly a development stage company. On October 4, 2013, the Company filed a Form N-54A and elected to become a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”), and no longer considers itself to be a development stage company.

The Company’s investment objective is to provide current income and capital appreciation. The Company intends to accomplish its objective by investing in the common stock, preferred stock, warrants and convertible notes of small and mid-cap companies. The Company’s investments are made principally through direct investments in prospective portfolio companies.  However, the Company may also purchase securities in private secondary transactions. The Company to a lesser extent will also invest in private companies that meet its investment objectives.

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
Notes to Financial Statements

2.        Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.

The Company had no cash equivalents at December 31, 2013 and 2012.

Securities Transactions

Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date). Securities transactions outside conventional channels, such as private transactions, are recorded as of the date the Company obtains the right to demand the securities purchased or to collect the proceeds from a sale, and incurs an obligation to pay for securities purchased or to deliver securities sold, respectively. Commissions and other costs associated with transactions involving securities, including legal costs, are included in the cost basis of purchases and deducted from the proceeds of sales.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments

Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company's cost basis in the investment at the disposition date and the net proceeds received from such disposition without regard to unrealized appreciation or depreciation previously recognized.  Realized gains and losses on investment transactions are determined by specific identification.  Unrealized appreciation or depreciation is computed as the difference between the fair value of the investment and the cost basis of such investment, including any reversal of previously recorded unrealized appreciation/depreciation when gains or losses are realized.

Valuation of Investments

The Company applies the accounting guidance of Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosures” (“ASC 820”). This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●	Level 1 - quoted market prices in active markets for identical assets or liabilities.
●
Level 2 -inputs other quoted market prices that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – unobservable inputs for which little or no market activity exists, therefore requiring an entity to develop its own assumptions.

The Board of Directors (the “Board”) of the Company, in good faith, determines the fair value of investments in the following manner:

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
Notes to Financial Statements

The Board of Directors (the “Board”) of the Company, in good faith, determines the fair value of investments in the following manner:

Equity securities which are listed on a recognized stock exchange are valued at the closing trade price on the last trading day of the valuation period. For restricted securities, the shares are recorded at a discount until such date that they become unrestricted for resale.

Investments in warrants are valued at fair value using Black-Scholes option pricing model.

Investments in securities which are convertible at a date in the future are valued assuming a full conversion into common shares and valued based on the methodology for equity securities described above.

At December 31, 2013, the fair value of all portfolio investments was $196,164 with a cost basis of $131,021.  At December 31, 2012, the Company did not have any portfolio investments.

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2013:

Description	December 31, 2013
	Level 1	Level 2	Level 3	Total
Common Stock	$-	$-	$2,891	$2,891
Convertible Debentures	-	-	144,340	144,340
Warrants	-	48,933	-	48,933
Total Investments	$-	$48,933	$147,231	$196,164

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments as of December 31, 2013:

Balance at January 1, 2013	$-
Purchase of investments	100,000
Net unrealized appreciation on investments	47,231
Balance at December 31, 2013	$147,231

Net in unrealized appreciation in earnings relating to assets still held	$47,231

	Fair Value at December 31, 2013	Valuation Technique	Unobservable inputs	Input
Investments, at fair value
Common stock	$2,891	Comparable market value	Restriction discount	50%
Convertible debentures	$144,340	Comparable market value	Restriction discount	50%

If the restriction discount were to increase or decrease, the fair value of the investments would decrease or increase, respectively.

Portfolio Company Investment Classification

The Company classifies its portfolio company investments in accordance with the requirements of the 1940 Act.  Under the 1940 Act, “Controlled Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation.  Under the 1940 Act, “Affiliated Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities.  Under the 1940 Act, “Non-Controlled/Non-Affiliated Investments” are defined as investments that are neither Controlled Investments nor Affiliated Investments.

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
Notes to Financial Statements

At December 31, 2013 and 2012, the Company did not have any Controlled or Affiliated investments.

Offering and Related Offering Costs

During the year ended December 2013, the Company issued 9,975,000 shares of common stock for gross proceeds of $1,995,000 through several private capital raises.

Offering costs include any costs associated with the offering of the Company’s shares.

During the year ended December 31, 2013, the Company incurred $198,050 in offering expenses to a third party placement agent (“Agent”) associated with capital raising activities with gross proceeds of $1,975,000. The offering costs were paid to the Agent based upon a 7% fixed amount related to gross proceeds raised. The Agent is also entitled to receive an additional amount up to 3% in a non-accountable expense allowance.

In addition to the above offering costs, the Agent is entitled to 6,126,240 shares of common stock as additional compensation for a maximum raise of $2,000,000. As of December 31, 2013, the agent raised $1,975,000 and is entitled to 6,049,662 shares which have a fair value (based on $0.20/share price of the private placement transactions) of $1,209,932 upon final closing. The fair value of these shares was recorded as a reduction of offering proceeds upon issuance of the shares in March 2014.

The Company did not incur any offering expenses for the years ended December 31, 2012 and 2011.

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

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
Notes to Financial Statements

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.  Although the Company files federal and state tax returns, its major tax jurisdiction is federal.  The 2010, 2011, 2012 and 2013 federal tax years for the Company remain subject to examination by tax authorities.

As of December 31, 2013 and 2012, the Company had not recorded a liability for any unrecognized tax positions.  Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.  The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses.  There were no such expenses for the years ended December 31, 2013, 2012 and 2011.

Reclassification of prior period amounts

As of December 31, 2013, the Company presented Redeemable Series A Convertible Preferred Stock of $400,000 within the temporary equity section of the statement of assets and liabilities,as the shares are contingently redeemable by the holders upon the occurrence of certain events not entirely within the Company’s control.  Additionally, as of December 31, 2013, the Company recorded no liability related to future share issuance to its placement agent as compensation in connection with various private placement transactions that occurred during the year.  As these amounts are offering costs, the fair value of these shares totaling $1,225,248 were recorded in the first quarter of 2014 as a reduction of offering proceeds upon issuance of the shares These reclassifications have no impact on the statement of operations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by the Company as of the specified effective date.  Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
Notes to Financial Statements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This Accounting Standards Update (“ASU”) gives additional clarification to the FASB-issued ASU No. 2011-11 Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The guidance requires retrospective application for all comparative periods presented. The adoption of ASU 2013-01 did not have a material impact on our financial statement disclosures.

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08"). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-08 will not have a material effect on our financial condition or results of operations.

3.        Notes Payable

During February 2012, the Company executed notes payable for $15,000. The notes bear interest at 6%, default interest at 12% and are unsecured. The notes were amended in April 2012 to provide that all the notes are due and payable in February 2014. These notes were repaid in January 2014.

During December 2012, the Company executed a note payable for $5,000. The notes bear interest at 5% and are unsecured. This note were repaid in December 2013.

4.        Redeemable Series A, Convertible Preferred Stock

In April 2013, the Company issued 4,000 shares of Series A, Convertible Preferred Stock (the “Preferred Stock”) for $400,000.  Holders of Preferred Stock vote together with holders of Common Stock on an as-converted basis. Each share is currently convertible into 500 shares of common stock at the option of the holder (subject to a 9.99% beneficial ownership limitation) based on a conversion formula (the Stated Value, currently $100, divided by the Conversion Rate, currently $0.20.)  The Conversion Rate may be adjusted upon the occurrence of stock dividends or stock splits or subsequent equity sales at a price lower than the current conversion rate.  Each share has a $100 liquidation value. The holders of Preferred Stock are entitled to receive dividends on an as-converted basis if paid on Common Stock

The Series A, Convertible Preferred Stock is redeemable at the option of the holder upon the occurrence of certain “triggering events.” In case of a triggering event, the holder has the right to redeem each share held for cash (currently $100/share) or impose a dividend rate on all of the outstanding Preferred Stock at 6% per annum thereafter. A triggering event occurs if the Company fails to deliver certificates representing conversion shares, fails to pay the amount due pursuant to a Buy-In, fails to have available a sufficient number of authorized shares, fails to observe any covenant in the Certificate of Designation unless cured within 30 calendar days, shall be party to a Change in Control Transaction, sustains a bankruptcy event, fails to list or quote its common stock for more than 20 trading days in a twelve month period, sustains any monetary judgment, writ or similar final process filed against the Company for more than $100,000 and such judgment writ or similar final process shall remain unvacated, unbonded or unstayed for a period of 45 calendar days, or fails to comply with the Asset Coverage requirement.  Because certain of these “triggering events” are outside the control of the company, the Preferred Stock is classified within the temporary equity section of the statement of assets and liabilities.

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
Notes to Financial Statements

The Preferred Stock has forced conversion rights where the Company may force the conversion of the Preferred Stock if there is an effective and current registration statement which includes for resale all of the Common Stock underlying the Preferred Stock or such Common Stock is freely resalable pursuant to Rule 144 without any volume or manner of sale restrictions, the VWAP for each of any 20 trading days during any 30 consecutive Trading Day period, which 30 consecutive Trading Day period shall not include any days prior to the execution date of the Purchase Agreement (“Threshold Period”), exceeds 200% of the Conversion Price each day during the Threshold Period (subject to adjustment for reverse and forward stock splits and the like), and the average daily dollar volume of the Corporation’s Common Stock during such 30 day period exceeds $25,000 per day.

The Company may elect to redeem some or all of the outstanding Preferred Stock for the Stated Value (currently $100/share) provided that proper notice is provided to the holders and that a number of conditions (the “Equity Conditions”) have been met.

If any shares of Preferred Stock are outstanding and the Company is a Business Development Company, the Company shall have asset coverage of at least 200% as of the close of business on the last business day of a calendar quarter.  If the Company fails to comply with this requirement and it is not cured on a timely basis, the Company shall, to the extent permitted by the 1940 Act and Delaware law, proceed to redeem a sufficient number of shares of Preferred Stock (at $100/share plus any unpaid dividends and distributions) to meet is asset coverage requirement.

5.        Income Taxes

The Company has a net operating loss (“NOL”) carryforward of approximately $124,000 through December 31, 2013, expiring through 2033. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  An ownership change was triggered in June 2013, but there is no limitation on the NOL’s that have been incurred through that date. The Company intends to elect to be taxed as a Regulated Investment Company (“RIC”) for the year ended December 31, 2014. The NOL carryforwards cannot be used to offset income in years where the RIC election is in effect.

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
Notes to Financial Statements

Deferred tax assets at December 31, 2013 and 2012 are approximately as follows:

	2013	2012
Gross deferred tax assets:
Net operating loss carryforwards	$(48,000)	$(36,000)
Total deferred tax assets	48,000	36,000
Total deferred tax liabilities	(26,000)	-
Net deferred tax assets before valuation allowance	22,000	36,000
Less: valuation allowance	(22,000)	(36,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at December 31, 2013 was $22,000. The net change in valuation allowance during the period ended December 31, 2013, was a decrease of approximately $14,000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2013.

The actual tax benefit differs from the expected tax benefit for the period ended December 31, 2013 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.94% for state income taxes, a blended rate of 39.94%) as follows:

	2013	2012
	New Jersey	New York

Federal tax rate	34.00%	34.0%
State tax rate, net of federal benefit	5.94	4.69
Less: NOL carryforward	(39.94)%	(38.69)%
Tax rate	0.00%	0.00%

	2013	2012

Expected tax expense (benefit) - Federal	$13,000	$(12,000)
Expected tax expense (benefit) – State	1,000	(3,000)
Change in valuation allowance	(14,000)	15,000
Actual tax expense (benefit)	$-	$-

6.        Subsequent Events

On January 24, 2014, the Company repaid its outstanding notes payable of $15,000 and interest thereon of $1,726. The Company has no other debt outstanding.

On January 31, 2014, the Company closed on a private capital raise and issued 1,650,000 shares of common stock for $330,000 and incurred offering costs of $33,140 associated with this capital raise.

On March 25, 2014, the Company issued 6,126,240 shares of the Company’s common stock to the Agent in connection with 2013 and 2014 private offerings and recorded $1,225,248 as a reduction of offering proceeds.

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
Notes to Financial Statements

7.        Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain quarterly financial information for the last quarter ended December 31, 2013.

					Net Realized		Unrealized Appreciation		Net Increase in Net Assets
	Investment Income		Net Investment Loss		Gain on Investments		on Investments		from Operations

Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share

Decemer 31, 2013 (1)	$600	0.00	$(20,883)	(0.00)	$39,754	0.00	$65,143	0.00	$84,014	0.00

(1) Prior to the quarter ended December 31, 2013, the Company filed as a "smaller reporting company." Accordingly, Selected Quarterly Financial Data is presented for the quarter ended December 31, 2013.

8.        Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2013 (1):

Net asset value per common share data:
Net asset value, beginning of period	$(0.00)
Net investment loss	(0.00)
Net realized and unrealized gain on investments	0.00

Net increase in net assets resulting from operations	0.00

Capital stock transactions:
Issuance of common stock (2)	0.05
Offering costs from issuance of common stock	(0.01)

Net increase in net assets from capital stock transactions	0.04

Net asset value, end of period	$0.04

Ratios and supplemental data:
Per share market price, end of period (3)	$-
Total return (4)	not meaningful
Common and preferred shares outstanding, end of period	40,606,200
Weighted average common shares outstanding during period	32,436,953
Net assets, end of year	$1,788,667
Ratio of operating expenses to average net assets	14.40%
Ratio of net investment loss to average net assets	(14.28)%
Weighted average debt per common share (5)	$0.00

1.	Prior to 2013, the Company was not an investment company. Accordingly, financial highlights are presented for the year ended December 31, 2013 only.

2.	Issuance of common stock for the year ended December 31, 2013 based on the average increase in net asset value attributable to each share issued in the Company's offerings during such periods.

3.	The shares of the Company's common stock were listed in the OTC Market beginning January 4, 2012. There was no market price for the shares as of December 31, 2013.

4.
Total return based on change in net asset value during the period, adjusted for the impact of capital stock transactions and related offering costs. Since there was no market price, total return based on stock price has not been presented for the year ended December 31, 2013.

5.	During the year ended December 31, 2013, the Company had $15,000 of debt outstanding.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of December 31, 2013.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets;

2.
Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, our management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2013, the matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) lack of a full time accountant with adequate and relevant experience in preparing financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”); (2) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes.

To preserve its assets and protect them from abuse, Section 17(f)(1) of the 1940 Act requires a business development company to place its assets in the custody of a bank meeting certain requirements, a member of the national securities exchange, or the business development company itself. Our assets currently consist of cash, a convertible debenture issued by Intercloud Systems, Inc. and preferred stock and warrants of Combimatrix Corp. Although our cash is currently held at First Republic Bank, we cannot deposit said securities at a securities depository institution as third-party custodian since these securities are restricted. As soon as the restriction is lifted and the securities become eligible for trading, we will deposit them with a qualified custodian. The securities are currently held in the custody of the Company in a locked safe. The Chief Financial Officer of the Company is the sole custodian of the securities. This procedure is not in compliance with the rules and regulations of the Act.

Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, creating a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. We hope to appoint one or more outside directors to our board of directors who will be appointed to the audit committee resulting in a full functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management. Management believes that the appointment of one or more outside directors, who will be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented with the next 12 months. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2014.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position

Richard A. Brand	57	Chairman, Chief Executive Officer and Director
Eric Weisblum	44	President, Chief Compliance Officer and Director
Vadim Mats	30	Chief Financial Officer
Van E. Parker	66	Director

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

Eric Weisblum, President, Chief Compliance Officer and Director, co-founded Whalehaven Capital in 2003. Mr. Weisblum is currently a Partner of Whalehaven Capital’s General Partner and Managing Member of JAWS Capital Partners, LLC.  From 2002 to 2003, Mr. Weisblum was a registered representative with Domestic Securities, a New Jersey-based broker dealer. While with Domestic Securities, Mr. Weisblum held the Series 7 - General Securities Representative, the Series 63 – Uniform Securities Agent State Law Examination, and the Series 55 – Registered Equity Trader securities registrations.  From 1993 to 2002, Mr. Weisblum originated, structured, traded, and placed structured financing transactions at M.H. Meyerson & Co. Inc., a publicly traded registered investment bank. Mr. Weisblum holds a Bachelor of Arts degree from the University of Hartford’s Barney Business School.

Vadim Mats, Chief Financial Officer, has been the Chief Financial Officer of Whalehaven Capital since June 2010 and Chief Financial Officer of JAWS Capital Partners, LLC since March 2011. From July 2007 to December 2009, Mr. Mats was an Assistant Controller at Eton Park Capital Management. From June 2007 to July 2007, Mr. Mats was Senior Fund Accountant of Bank of New York. Mr. Mats graduated cum laude from the Zicklin School of Business at Bernard Baruch College with a Bachelor’s degree in Business Administration, specializing in finance and investments and holds a Master of Science in accounting and finance from the Zicklin School of Business at Bernard Baruch College. Further, Mr. Mats is a CAIA Charter Holder. From January 2011, Mr. Mats has been a director of Wizard World, Inc. (symbol: WIZD), a publicly traded company.

Van E. Parker, Director, has been a board member and Executive Director of the Mediation Center of Charlottesville,Inc. since August 2013 and previously served as Executive Director of the Milford Fine Arts Council, Inc. From June 2010 through August 2012 he was the development director and financial advisor to the Transportation Association of Greenwich, Inc. Mr. Parker was senior advisor to Centre Capital Advisors, LLC, of Greenwich, CT, a registered broker-dealer, from 2007 through February 2011. In 2009 through 2010 Mr. Parker was an advisor to the chief executive officer of the Institute for Advanced Science and Engineering and from March 2008 through May 2009 he was interim chief operating officer and chief development officer for Inspirica, Inc. Mr. Parker was a board member and chairman of the audit committee of Prospect Capital Corp. from 2004 through 2008. Previously, he served as senior credit officer for Xerox Credit, Inc. Mr. Parker earned a Bachelor of Arts degree in political science at Colgate University and a MBA from the Graduate School of Business at Columbia University. He is a graduate of the Xerox Advanced Management School. Mr. Parker holds FINRA Series 62, 63 and 79 securities licenses.

There are no familial relationships among any of our officers or directors.  None of our directors or officers, except for Vadim Mats, is a director in any other reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or has a material interest adverse to it.

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

Audit Committee, Auditors, Financial Expert and Code of Ethics

      The Board of Directors of the Company is required to establish an Audit Committee.  Members of the Audit Committee must be independent members of the Company’s Board of Directors.  When a BDC’s audit committee is comprised solely of independent Directors, the BDC is exempt from the requirement under Section 32(a) of the 1940 Act to have its independent public accountant submitted for ratification or rejection by shareholders so long as it has also adopted an audit committee charter, setting forth the committee’s structure, duties, powers and method of operation.  The audit committee charter (and any modification thereto) must be maintained and preserved permanently in an easily accessible place.

       The Board of Directors must determine whether the Audit Committee has at least one member who is a financial expert.  In making this determination, the Board must consider whether the potential financial expert possesses five distinct attributes, which generally relate to that member’s experience with an understanding of financial statements, accounting policies and procedures, internal controls, and Audit Committee functions.  The Board must also consider the manner in which the potential expert acquired these attributes.  The expert should be an independent director and, other than in his or her capacity as a member of the Board of its Committees, must not accept, directly or indirectly, any consulting, advisory or other compensatory fee from the Company.

       The Company considers Mr. Parker a financial expert and an independent director.

The Audit Committee of our Board has selected EisnerAmper LLP as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2013. The Audit Committee, in its discretion and subject to approval by our Board in accordance with the 1940 Act, may direct the appointment of a different independent registered public accounting firm at any time during the year if it determines that such a change would be in the best interests of the Company and its stockholders.

    We have adopted a Code of Business Ethics (the “Code”) that applies to all of our officers and directors. The Board reviews, approves and recommends any changes to the Code. It also reviews any violations of the Code. The Code is currently not available on our website at www.pointcapital.com. If we make any substantive amendments to the Code or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment.

Potential Conflicts of Interest

Since we do not have a compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation that may affect management decisions.  We are not aware of any other conflicts of interest with any of our executives or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our reporting directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Point Capital, Inc. with the Securities and Exchange Commission, or the Commission. Officers, directors and stockholders holding more than 10% of the class of stock are required to furnish us with copies of all Section 16(a) forms they file with the Commission.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations, we believe that during the fiscal year ended December 31, 2013 all applicable filing requirements were complied with by our executive officers and directors, except that each of Messrs. Brand, Weisblum and Parker failed to timely file a Form 3, Mr. Mats  failed to timely file one Form 4 to report the disposition of common stock, and Whalehaven Capital Fund Limited failed to timely file one Form 4 to report the acquisition of common stock of the Company.

Item 11.      Executive Compensation.

Since January 28, 2013, Richard A. Brand has been our Chief Executive Officer and Chairman. We had no formal employment or consulting agreement with Mr. Brand. During the period from January 28, 2013 to December 31, 2013, Mr. Brand was not issued any shares of our common stock in consideration for his services as an officer to the Company.

Since January 28, 2013, Eric Weisblum has been our President and a Director. We had no formal employment or consulting agreement with Mr. Weisblum. During the period from January 28, 2013 to December 31, 2013, Mr. Weisblum was not issued any shares of our common stock in consideration for his services as an officer to the Company.

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

Compensation of Directors

During the period from July 13, 2010 (inception) to December 31, 2013, none of our directors received compensation for services rendered in their capacity as a director.

No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 31, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 48,382,440 shares of our common stock issued and outstanding as of March 31, 2014.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Point Capital, Inc., c/o Mr. Richard Brand, 285 Grand Avenue, Building 5, Englewood, NJ 07631

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership		Percent of Class

Richard A. Brand	Common	2,042,080		4.2%

Eric Weisblum	Common	3,584,160		7.4%

Van E. Parker	Common	0		0

Vadim Mats	Common	0		0

Whalehaven Capital Fund Limited(1)	Common	14,738,723		30.5%

Alpha Capital Anstalt (2)	Common	3,060,057	(3)	6.3%

Directors and Officers as a group (4 persons)		5,626,240		11.6%

(1)  Michael Finkelstein has voting and dispositive power as to the shares held by Whalehaven Capital Fund Limited.

(2)  Konrad Ackerman has voting and dispositive power as to the shares held by Alpha Capital Anstalt.

(3)  Does not include 2,000,000 shares of common stock based on the 4,000 shares of Series A Convertible Preferred Stock held by Alpha Capital, each share of which is convertible by the holder at any time into 500 shares of common stock. The Certificate of Designations of the Series A held by Alpha Capital Anstalt contain provisions prohibiting the holder from acquiring more than 4.99% beneficial ownership of the Company’s common stock upon conversion of the Series A, The address of Alpha Capital is Pradafut 7 Furstentums 1490 Vaduz Liechtenstein C4 99999.

Item 13.       Certain Relationships and Related Transactions and Director Independence.

Our current office space is provided free of charge by our President.

On April 25, 2012 the Company executed amendments to 6% promissory notes with five lenders, each note identical and each note in the original principal amount of $3,000. The principal and accrued interest thereof are due and payable on February 25, 2014. Melvin Schlossberg, the former president, chief executive officer and director, is the father-in-law of one the lenders, Corie Weisblum. These notes were repaid in January 2014.

On November 6, 2013, Whalehaven Capital Fund Limited, a Bermuda corporation (“Whalehaven”) purchased 7,902,453 shares of the Company’s common stock for a purchase price of $790.25

On June 20, 2013, Melvin Schlossberg sold the 12,097,547 shares of the Company’s common stock for a total purchase price of $120.97 to the following purchasers: Alpha Capital Anstalt, a Liechtenstein corporation (“Alpha”), purchased 1,560,057 shares for $15.60, Whalehaven, purchased 1,316,570 for $13.17, Chi Squared Capital, Inc. purchased 2,063,120 for $20.63, Richard A. Brand purchased 2,042,080 for $20.42, Eric Weisblum purchased 3,584,160 shares for $35.84, Barbara Mittman purchased 1,378,404 shares for $13.78, and David Lubin purchased 153,156 shares for $1.53.

On June 20, 2013, Eric Weisblum contributed 500,000 shares of the Company’s common stock to Sable Ridge Capital Opportunity Fund, L.P., a Delaware Limited Partnership.

On June 20, 2013, Eric Weisblum purchased 500,000 from Donald L. Ptalis for a purchase price of $1.

On June 20, 2013, Alpha purchased 1,500,000 shares of the Company’s common stock from DPIT1 LLC for a purchase price of $15,000.

On February 10, 2012, Whalehaven purchased 1,500,000 shares of the Company’s common stock from Lifeline Industries Inc. for a purchase price of $15,000. On June 21, 2012, Corie Weisblum contributed 1,519,700 shares of the Company’s common stock to Whalehaven. On September 27, 2012, Efrat Finkelstein contributed 1,500,000 shares of the Company’s common stock to Whalehaven. On November 29, 2012, Vadim Mats contributed 1,000,000 shares of the Company’s common stock to Whalehaven.

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

On July 13, 2010, we issued 1,500,000 shares of our common stock to Lifeline Industries, Inc., a New York corporation in which Robb Knie is the sole officer and controlling shareholder. These shares were issued in exchange for $7,500. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Mr. Knie is a founder of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

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

Item 14.      Principal Accounting Fees and Services

Our board of directors reviews and pre-approves audit and permissible non-audit services performed by our independent registered public accounting firm, EisnerAmper LLP (“EisnerAmper”) and our predecessor independent registered public accounting firm, Berman & Company, P.A. (“Berman”) as well as the fees for such services to ensure that the provision of such services is compatible with maintaining independence.

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

The following table shows the fees for services provided by Berman for the year ended December 31, 2013 (except the December 31, 2013 audit) and by Berman for the year ended December 31, 2012:

	2013	2012
Audit Fees (1)(2)	$15,000	$15,000
Audit Related Fees	-	-
Tax Fees (tax-related services)	$1,000	$1,000
All other fees	-	-
Total Fees	$16,000	$16,000

(1)	Audit fees - these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)
The 2013 audit Fees include the fees paid for the 2012 audit and 2013 fees for the nine months ended September 30, 2013 paid to Berman. The 2013 Audit was performed by EisnerAmper LLP in 2014 and the fees are not included.

All services provided by and all fees paid to Berman were pre-approved by our board of directors. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

PART IV

Item 15.       Exhibits

Exhibits	Description

3.1	Certificate of Incorporation of Gold Swap Inc.(1)

3.2	Amendment to Certificate of Incorporation(1)

3.3	Bylaws of Gold Swap Inc. (1)

3.4	Certificate of Incorporation of Point Capital, Inc. (2)

3.5	Bylaws of Point Capital, Inc. (2)

4.1	Form of Stock Certificate(1)

4.2	Certificate of Designation of the Series A Convertible Preferred Stock.(3)

10.1	Stock Purchase Agreement dated April 24, 2013 between Point Capital, Inc. and Alpha Capital Anstalt(3)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 on March 30, 2011.

(2)	Incorporated by reference to the corresponding exhibit filed with the Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 28, 2012.

(3)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K dated April 24, 2013 as filed with the Securities and Exchange Commission on April 30, 2013.

(4)	Incorporated by reference to the Current Report on Form 10-Q for the quarter ended March 31, 2012 as filed with the Securities and Exchange Commission on May 15, 2012

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

Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Brand	Chairman, Chief Executive Officer, and Director	March 31, 2014
Richard A. Brand	(Principal Executive Officer)

/s/ Vadim Mats	Chief Financial Officer	March 31, 2014
Vadim Mats	(Principal Financial
and Accounting Officer)

/s/ Eric Weisblum	Director	March 31, 2014
Eric Weisblum

/s/ Van E. Parker	Director	March 31, 2014
Van E. Parker