Form 10-Q
period 2014-03-31
Point Capital, Inc.
filed 2014-05-02
CIK 1514183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2014

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of May 2, 2014, 48,382,440 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item1.	Financial Statements.

CONTENTS

Page(s)

Statements of Assets and Liabilities –
As of March 31, 2014 (unaudited) and December 31, 2013	2

Statements of Operations (unaudited) –
Three months ended March 31, 2014 and 2013	3

Statement of Changes in Net Assets (unaudited) –
Three months ended March 31, 2014 and 2013	4

Statements of Cash Flows (unaudited) –
Three months ended March 31, 2014 and 2013	5

Schedule of Investments as of March 31, 2014 (unaudited)	6

Schedule of Investments as of December 31, 2013	7

Notes to Financial Statements (unaudited)	8 - 14

Point Capital, Inc.
Statements of Assets and Liabilities

	March 31, 2014	December 31, 2013
	(unaudited)

ASSETS
Investments at fair value
Non-controlled/Non-affiliated investments (cost $481,023 and $131,021)	$1,012,311	$196,164
Cash and cash equivalents	1,916,913	$2,010,620
Interest receivable	3,600	600
Other assets	342	-
Total Assets	$2,933,166	$2,207,384

LIABILITIES
Accounts payable and accrued expenses	$12,011	$2,050
Notes payable	-	15,000
Interest payable	-	1,667
Total Liabilities	12,011	18,717

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 shares designated; 4,000 and none issued and outstanding ($100 per share redemption value)	400,000	400,000

NET ASSETS
Common stock, $0.0001 par value, 100,000,000 shares authorized; 48,382,440 and 40,606,200 shares issued and outstanding	4,839	4,061
Additional paid-in capital	3,215,531	2,919,449
Accumulated net investment loss	(102,503)	(71,986)
Accumulated undistributed net realized gain on investments	39,754	39,754
Unrealized appreciation on investments	531,288	65,143
Accumulated deficit during development stage	(1,167,754)	(1,167,754)
Total Net Assets	2,521,155	1,788,667

Total Liabilities and Net Assets	$2,933,166	$2,207,384

Net Asset Value per common share	$0.05	$0.04

See accompanying notes to financial statements

Point Capital, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2014	2013
INVESTMENT INCOME
Interest income
Non-controlled/Non-affiliated investments	$3,003	$-

EXPENSES
Professional fees	27,228
Filing fees	1,632
General and administrative expenses	4,660	22,882

Total expenses	33,520	22,882

Net investment loss	(30,517)	-

Net change in unrealized appreciation on investments
Non-controlled/Non-affiliated investments	466,145	-

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$435,628	$-

Net loss	-	$(22,882)

Net loss per common share - basic and diluted (1)	-	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted (1)	-	30,634,533

(1) Not presented for 2014 as presentation of earnings per share is not required for investment companies.

See accompanying notes to financial statements

Point Capital, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional Paid In	Accumulated Net Investment	Accumulated Undistributed Net Realized Gain On	Unrealized Appreciation On	Accumulated Deficit During Development	Total Net Assets
	Shares	Amount	Capital	Loss	Investments	Investments	Stage	(Deficit)

Balance - December 31, 2012	30,631,200	$3,063	$1,123,497	$-	$-	$-	$(1,167,754)	$(41,194)

Common stock issued ($0.20/share)	100,000	10	19,990	-	-	-	-	20,000

Net loss	-	-	-	-	-	-	(22,882)	(22,882)

Balance - March 31, 2013	30,731,200	$3,073	$1,143,487	$-	$-	$-	$(1,190,636)	$(44,076)

Balance - December 31, 2013	40,606,200	$4,061	$2,919,449	$(71,986)	$39,754	$65,143	$(1,167,754)	$1,788,667

Common stock issued ($0.20/share)	1,650,000	165	329,835	-	-	-	-	330,000

Shares issued for services	6,126,240	613	1,224,635	-	-	-	-	1,225,248

Offering costs	-	-	(1,258,388)	-	-	-	-	(1,258,388)

Increase (decrease) in net assets resulting from operations	-	-	-	(30,517)	-	466,145	-	435,628

Balance - March 31, 2014	48,382,440	$4,839	$3,215,531	$(102,503)	$39,754	$531,288	$(1,167,754)	$2,521,155

See accompanying notes to financial statements

Point Capital, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$435,628	$-
Net loss	-	(22,882)
Adjustments to reconcile net increase in net assets/net loss to net cash used in operating activities:
Purchases of investments	(350,002)	-
Net change in unrealized appreciation on investments	(466,145)	-
Increase in interest receivable	(3,000)	-
Increase in other assets	(342)	-
Increase in accounts payable and accrued expenses and interest payable	8,294	12,699
Net Cash Used In Operating Activities	(375,567)	(10,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(15,000)	-
Proceeds from issuance of common stock	330,000	20,000
Offering costs	(33,140)	-
Net Cash Provided By Financing Activities	281,860	20,000

Net Increase (Decrease) in cash and cash equivalents	(93,707)	9,817

Cash and cash equivalents - Beginning of period	2,010,620	279

Cash and cash equivalents - End of period	$1,916,913	$10,096

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,726	$-
Taxes Paid	$775	$-

Noncash Financing Activities
Issuance of common stock for services	$1,225,248	$-
Offering costs	$(1,225,248)	$-

See accompanying notes to financial statements

POINT CAPITAL, INC.
SCHEDULE OF INVESTMENTS
March 31, 2014
(Unaudited)

					Fair	% of
Company	Industry	Type of Investment	Principal/Shares	Cost	Value	Net Assets
Non-controlled/Non-affiliated investments
Intercloud Systems, Inc. (1)	Commercial Services	12% Convertible Debenture (Due 06/2015)	$100,000	$100,000	$106,792	4.24%
		Common Stock	315	-	2,140	0.08%

CombiMatrix Corp.(2)	Biotechnology	Warrants	35,835	31,021	79,569	3.16%

Be Active Holdings, Inc. (1)(2)	Commercial Services	Common Stock	6,062,801	100,000	336,486	13.35%

Ruthigen, Inc. (2)	Biotechnology	Common Stock	20,690	149,795	141,520	5.61%
		Series A Warrants	20,690	207	62,025	2.46%

Arista Power, Inc. (1)	Electrical Components & Equipment	Series A Convertible Preferred Stock	100,000	46,505	87,000	3.45%
		Warrants	750,000	53,495	196,779	7.80%

Total Non-controlled/Non-affiliated investments				$481,023	$1,012,311	40.15%

Reconciliation to Net Assets:
Investments at fair value					$1,012,311	40.15%
Cash and cash equivalents					1,916,913	76.03%
Liabilities in excess of other assets					(408,069)	(16.18)%
Net Assets					$2,521,155	100.00%

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.
(2) Securities are not income producing.

See accompanying notes to financial statements

POINT CAPITAL, INC.
SCHEDULE OF INVESTMENTS
As of December 31, 2013

					Fair	% of
Company	Industry	Type of Investment	Principal/Shares	Cost	Value	Net Assets
Non-controlled/Non-affiliated investments
Intercloud Systems, Inc. (1)	Commercial Services	12% Convertible Debenture (Due 06/2015)	$100,000	$100,000	$144,340	8.07%
		Common Stock	315	-	2,891	0.16%

CombiMatrix Corp.(1)(2)	Biotechnology	Warrants	35,835	31,021	48,933	2.74%

Total Non-controlled/Non-affiliated investments				$131,021	$196,164	10.97%

Reconciliation to Net Assets:
Investments at fair value					$196,164	10.97%
Cash and cash equivalents					2,010,620	112.41%
Liabilities in excess of other assets					(418,117)	(23.38)%
Net Assets					$1,788,667	100.00%

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.
(2) Securities are not income producing.

See accompanying notes to financial statements

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
Notes to Financial Statements
(unaudited)

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

Effective January 28, 2013, in connection with the merger and name change of Gold Swap, Inc. (the "Company") described below, (i) Melvin Schlossberg resigned from his position as president, chief executive officer, secretary and a director of the Company, (ii) Donald Ptalis resigned from his position as chief financial officer and a director, and (iii) Vadim Mats resigned from his position as Vice President - Business Development. The Board of Directors of the Company (i) elected Richard A. Brand as Chairman, Chief Executive Officer and a director of the Company; (ii) Eric Weisblum was appointed President of the Company; (iii) Vadim Mats was appointed as Chief Financial Officer and (iv) Richard A. Brand, Eric Weisblum and Van E. Parker became directors of the Company.

The Company was formerly a development stage company. On October 4, 2013, the Company filed a Form N-54A and elected to become a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”), and no longer considers itself to be a development stage company.

The Company’s investment objective is to provide current income and capital appreciation. The Company intends to accomplish its objective by investing in the common stock, preferred stock, warrants and convertible notes of small and mid-cap companies. The Company’s investments are made principally through direct investments in prospective portfolio companies.  However, the Company may also purchase securities in private secondary transactions. The Company to a lesser extent will also invest in private companies that meet its investment objectives. The Company meets the definition of an investment company in accordance with the guidance under Accounting Standards Codification Topic 946 “Financial Services - Investment Companies.”

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
Notes to Financial Statements
(unaudited)

The Company had no cash equivalents at December 31, 2013.

Securities Transactions

Securities transactions are recorded on a trade date basis. Securities transactions outside conventional channels, such as private transactions, are recorded as of the date the Company obtains the right to demand the securities purchased or to collect the proceeds from a sale, and incurs an obligation to pay for securities purchased or to deliver securities sold, respectively. Commissions and other costs associated with transactions involving securities, including legal costs, are included in the cost basis of purchases and deducted from the proceeds of sales.

Realized Gain or Loss and Net Change in Unrealized Appreciation or Depreciation of Portfolio Investments

Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company's cost basis and the net proceeds received from such disposition without regard to unrealized appreciation or depreciation previously recognized.  Realized gains and losses on investment transactions are determined by specific identification. Net change in unrealized appreciation or depreciation is computed as the difference between the fair value of the investment and the cost basis of such investment, including any reversal of previously recorded unrealized appreciation/depreciation when gains or losses are realized.

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
● Level 2 - inputs other quoted market prices that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
● Level 3 – unobservable inputs for which little or no market activity exists, therefore requiring an entity to develop its own assumptions.

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
Notes to Financial Statements
(unaudited)

The Board of Directors (the “Board”) of the Company, in good faith, determines the fair value of investments in the following manner:

Equity securities which are listed on a recognized stock exchange are valued at the closing trade price on the last trading day of the valuation period. For equity securities that carry a restriction inherent to the security, a restricted discount is applied, as appropriate.

Investments in warrants are valued at fair value using Black-Scholes option pricing model.

Investments in securities which are convertible at a date in the future are valued assuming a full conversion into common shares and valued based on the methodology for equity securities described above.

The following are the Company’s investments owned by levels within the fair value hierarchy at March 31, 2014:

	Level 1	Level 2	Level 3	Total
Common Stock	$141,520	$-	$338,626	$480,146
Convertible Preferred	-	-	87,000	87,000
Convertible Debentures	-	-	106,792	106,792
Warrants	-	141,594	196,779	338,373
Total Investments	$141,520	$141,594	$729,197	$1,012,311

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2013:

	Level 1	Level 2	Level 3	Total
Common Stock	$-	$-	$2,891	$2,891
Convertible Debentures	-	-	144,340	144,340
Warrants	-	48,933	-	48,933
Total Investments	$-	$48,933	$147,231	$196,164

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the three months ended March 31, 2014:

Balance at January 1, 2014	$147,231
Purchase of investments	350,002
Net change in unrealized appreciation on investments	231,964
Balance at March 31, 2014	$729,197

Net change in unrealized appreciation in earnings relating to assets still held	$231,964

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
Notes to Financial Statements
(unaudited)

	Fair Value at March 31, 2014	Valuation Technique	Unobservable inputs	Input
Investments, at fair value
Common stock	$2,140	Comparable market value	Restriction discount	20%
Common stock	$336,486	Comparable market value	Restriction discount	50%
Convertible preferred	$87,000	Comparable market value	Restriction discount	40%
Convertible debentures	$106,792	Comparable market value	Restriction discount	20%
Warrants	$196,779	Comparable market value	Restriction discount	40%

	Fair Value at December 31, 2013	Valuation Technique	Unobservable inputs	Input
Investments, at fair value
Common stock	$2,891	Comparable market value	Restriction discount	50%
Convertible debentures	$144,340	Comparable market value	Restriction discount	50%

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

At March 31, 2014 and December 31, 2013, the Company did not have any Controlled or Affiliated investments.

Offering and Related Offering Costs

During the three months ended March 31, 2014, the Company issued 1,650,000 shares of common stock for gross proceeds of $330,000 through a private capital raise.

Offering costs include any costs associated with the offering of the Company’s shares.

During the three months ended March 31, 2014, the Company incurred $33,140 in offering expenses to a third party placement agent (“Agent”) associated with capital raising activities with gross proceeds of $330,000. The offering costs were paid to the Agent based upon a 7% fixed amount related to gross proceeds raised. The Agent is also entitled to receive an additional amount up to 3% in a non-accountable expense allowance.

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
Notes to Financial Statements
(unaudited)

In addition to the above offering costs, the Agent was issued 6,126,240 shares of common stock as additional compensation for a maximum raise of $2,000,000. As of March 31, 2014, the agent raised $2,305,000 and was entitled to 6,126,240 shares which have a fair value (based on $0.20/share price of the private placement transactions) of $1,225,248 upon final closing. The fair value of these shares was recorded as a reduction of offering proceeds upon issuance of the shares in March 2014.

The Company incurred $1,258,388 and $0 in offering expenses for the three months ended March 31, 2014 and 2013, respectively.

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

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
Notes to Financial Statements
(unaudited)

As of March 31, 2014 and December 31, 2013, the Company had not recorded a liability for any unrecognized tax positions.  Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.  The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses.  There were no such expenses for the three months ended March 31, 2014 and 2013.

The Company intends to elect to be taxed as a Regulated Investment Company (“RIC”) for the year ending December 31, 2014.

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08"). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-08 did not have a material effect on our financial condition or results of operations.

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

Point Capital, Inc.
(Formerly Known As Gold Swap Inc.)
Notes to Financial Statements
(unaudited)

The Preferred Stock has forced conversion rights where the Company may force the conversion of the Preferred Stock if certain conditions are met.

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

5.	Financial Highlights (Unaudited)

The following is a schedule of financial highlights for the three months ended March 31, 2014 (1):

Net asset value per common share data:
Net asset value, beginning of period	$0.04

Net investment loss	(0.00)
Net change in unrealized appreciation on investments	0.01

Net increase in net assets resulting from operations	0.01

Capital stock transactions:
Issuance of common stock (2)	0.00
Offering costs from issuance of common stock	(0.00)

Net increase in net assets from capital stock transactions	0.00

Net asset value, end of period	$0.05

Ratios and supplemental data:
Per share market price, end of period (3)	$-
Total return (4)	23.49%
Common shares outstanding, end of period	48,382,440
Weighted average common shares outstanding during period	42,096,283
Net assets, end of year	$2,521,155
Ratio of operating expenses to average net assets (annualized)	(6.33)%
Ratio of net investment loss to average net assets (annualized)	(5.76)%

1.	Prior to October 4, 2013, the Company was not an investment company. Accordingly, financial highlights are presented for the three months ended March 31, 2014 only.

2.	Issuance of common stock for the three months ended March 31, 2014 based on the average increase in net asset value attributable to each share issued in the Company's offerings during such period.

3.	The shares of the Company's common stock were listed in the OTC Market beginning January 4, 2012. There was no market price for the shares as of March 31, 2014.

4.
Total return based on change in net asset value during the period, adjusted for the impact of capital stock transactions and related offering costs.  Since there was no market price, total return based on stock price has not been presented for the three months ended March 31, 2014. Total return is not annualized.

Item2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a closed-end, non-diversified investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  As a business development company, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. For 2014, we will elect to be treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Investment Strategy

We will seek to invest in companies that are asset rich and generating cash flow on a sustainable basis.  Further, when identifying prospective portfolio companies, we will seek the following attributes, which we believe will help us generate higher total returns with an acceptable level of risk. These attributes are:

●
Strong management teams with meaningful equity ownership. We will seek experienced management teams with an established track record of success in place or available. We will typically require the portfolio companies to have proper incentives to align management’s goals with ours. Generally, we will seek companies in which the management teams have significant equity interests.

●
Secure market positions that present attractive growth opportunities. We will seek companies that we believe possess advantages in scale, scope, customer loyalty, product pricing, or product quality versus their competitors, minimizing sales risk and generating margins that can be readily forecast.

●	Industries with favorable trends. We will seek industries with favorable industry trends and companies performing well within their industries and poised to benefit from a catalyst.

●
Investing in private companies. We do not expect to invest in start-up companies or companies with speculative business plans.  We may also consider companies that are underperforming compared to their potential due to structural impediments with opportunities to restructure and refocus strategy and resources.

●
Investing primarily in senior loans.  Under normal market conditions, approximately 65% of the value of our future net assets (including the amount of any borrowings for investment purposes) is expected be invested in senior loans.  Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium.  Senior loans typically are rated below investment grade, and may be considered “high risk” compared to debt instruments that are rated above investment grade. Senior loans, however, are generally less risky than subordinated debt.

●
Diversification. We will seek to diversify our portfolio among companies engaged in a variety of industries, thereby potentially reducing the risk of a downturn in any one industry having a disproportionate impact on the value of our portfolio. We cannot assure you that we will be successful in this regard.

●
Structure financing terms to limit down side risk.  Originating our own lending opportunities through our network will permit us to structure loans to enhance the element of capital preservation for our stockholders.

●
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

●
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

We plan to be the lead investor for transactions, as well as a co-investor with investment institutions for other transactions.  Moreover, we may acquire investments in the secondary loan market, and, in analyzing such investments, we will employ the same analytical process that we use for our primary investments.

Portfolio Update

As of March 31, 2014, we held five portfolio companies, Arista Power, Inc. (symbol: ASPW), Ruthigen, Inc. (symbol: RTGN), Be Active Holdings, Inc. (symbol: JALA), Intercloud Systems, Inc. (symbol: ICLD) and Combimatrix Corp. (symbol: CBMX). All are non-controlled and non-affiliated investments.

Arista Power, Inc. On March 31, 2014, we completed a $100,000 investment in 9% Convertible Preferred Stock as well as 750,000 warrants. Arista Power, Inc., an OTC BB listed company, develops and manufactures renewable power equipment. The company produces wind turbines, solar energy systems, and custom-designed power management systems. The Preferred Stock is convertible into shares of common stock at our discretion at a conversion price equal to $0.20. The exercise price of the warrants is $0.25 per share.

Ruthigen, Inc. On March 21, 2014, we completed a $150,002 investment in 20,690 shares of Common Stock as well as 20,690 warrants. Ruthigen, Inc., a Nasdaq listed company, focuses on the discovery, development, and commercialization of pharmaceutical-grade hypochlorous acid based therapeutics to prevent and treat infection in invasive applications. The exercise price of the warrants is $7.25 per share.

Be Active Holdings, Inc. On February 18, 2014, we completed a $100,000 investment in 3,333,333 shares of Common Stock as well as 3,333,333 warrants. Be Active Holdings, Inc., an OTC BB listed company, manufactures and sells low fat, low calorie, and natural probiotic frozen yogurt primarily to supermarkets, as well as to convenience and other foods stores. The exercise price of the warrants is $0.03 per share. We exercised 3,333,333 warrants on a cashless basis and received 2,729,468 shares of common stock.

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

Combimatrix Corp. On December 19, 2013 we completed an $80,000 investment in Series D Convertible Preferred Stock and warrants. CombiMatrix Corp., a Nasdaq-listed company, is a molecular diagnostics company specializing in DNA-testing services for development disorders. The preferred stock was convertible to common stock at $2.06 per share. The exercise price of the warrants is $3.12 per share. We currently hold 38,835 warrants of Combimatrix.

Results of Operations

For the three months ended March 31, 2014, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes (i) net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net change in unrealized appreciation on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Net Change in Unrealized Appreciation For the three months ended March 31, 2014 and 2013, the cost basis in our portfolio companies was $481,023 and $0 with a fair market value of $1,012,311 and $0, respectively. The net change in unrealized appreciation for the three months ended March 31, 2014 and 2013 was $466,145 and $0, respectively.

Investment Income For the three months ended March 31, 2014 and 2013, we earned interest income from cash and cash equivalents of $3 and $0, respectively.  During the three months ended March 31, 2014, we also earned $3,000 of interest from our convertible debenture investment in Intercloud Systems, Inc. We did not earn any investment income for the three months ended March 31, 2013.

Operating Expenses For the three months ended March 31, 2014 and 2013, total operating expenses were $33,520 and $22,882, respectively, which consisted mainly of professional accounting, legal, and Edgar fees related to SEC required filings.

Net Increase in Net Assets Resulting from Operations For the three months ended March 31, 2014, the net increase in net assets resulting from operations was $435,628. For the three months ended March 31, 2014, the net loss was $22,882.

Liquidity and Capital Resources

As of March 31, 2014, the Company had $1,916,913 in cash and cash equivalents, compared to $2,010,620 as of December 31, 2013, primarily generated from the sale of 11,625,000 common shares at $0.20 per share for a total gross offering price of $2,325,000, of which $330,000 was raised during the three months ended March 31, 2014. In addition, the Company sold 4,000 shares of Series A Convertible Preferred Stock sold in April 2013 to Alpha Capital Anstalt for total gross proceeds of $400,000.

The Company believes that our existing available cash will enable the Company to meet the working capital requirements for at least 12 months.

The Company has no agreements or arrangements to raise capital. Network 1 Financial Services Inc. completed an offer to sell up to $2,000,000 of common shares (of which $2,305,000 has been closed upon as of January 31, 2014) in accordance with the terms of the placement agency agreement. As of the date of this filing, total direct offering costs paid in cash were $231,190. The placement agent was also entitled to 6,126,240 shares of the Company’s common stock which was issued on March 25, 2014. These shares have a fair value of $1,225,248, based upon the recent cash offering price of $0.20/share, which represented the best evidence of fair value.

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

Item 4.	Controls and Procedures.

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of March 31, 2014 as discussed in Item 9A. Controls and Procedures in our most recent 10-K filing (filed on March 31st, 2014).

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

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

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

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

The company intends to use the proceeds from the sale of unregistered securities to make additional investments in portfolio companies.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT CAPITAL, INC.

By:	/s/ Richard A. Brand
Name: Richard A. Brand
Title: Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 2, 2014

By:	/s/ Vadim Mats
Name: Vadim Mats
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 2, 2014