Form 10-Q
period 2014-06-30
Point Capital, Inc.
filed 2014-08-12
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2014

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). Yes☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2014, 49,832,441 shares of common stock, par value $0.0001 per share, were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTENTS

Page(s)

Consolidated Statements of Assets and Liabilities – As of June 30, 2014 (unaudited) and December 31, 2013	4

Consolidated Statements of Operations (unaudited) – Three and six months ended June 30, 2014 and 2013	5

Consolidated Statement of Changes in Net Assets (unaudited) – Six months ended June 30, 2014 and 2013	6

Consolidated Statements of Cash Flows (unaudited) – Six months ended June 30, 2014 and 2013	7

Consolidated Schedule of Investments as of June 30, 2014 (unaudited)	8

Schedule of Investments as of December 31, 2013	9

Notes to Consolidated Financial Statements (unaudited)	10 - 17

Point Capital, Inc.
Consolidated Statements of Assets and Liabilities

	June 30, 2014	December 31, 2013
	(unaudited)

ASSETS
Investments at fair value
Non-controlled/Non-affiliated investments (cost $665,524 and $131,021)	$795,469	$196,164
Cash and cash equivalents	1,548,288	$2,010,620
Interest receivable	-	600
Investment in advance	150,000	-
Total Assets	$2,493,757	$2,207,384

LIABILITIES
Accounts payable and accrued expenses	$2,904	$2,050
Notes payable	-	15,000
Interest payable	-	1,667
Total Liabilities	2,904	18,717

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 shares designated; 4,000 issued and outstanding ($100 per share redemption value)	400,000	400,000

NET ASSETS
Common stock, $0.0001 par value, 100,000,000 shares authorized; 48,382,440 and 40,606,200 shares issued and outstanding	4,839	4,061
Additional paid-in capital	3,215,531	2,919,449
Accumulated net investment loss	(131,462)	(71,986)
Accumulated undistributed net realized gain on investments	39,754	39,754
Unrealized appreciation on investments	129,945	65,143
Accumulated deficit during development stage	(1,167,754)	(1,167,754)
Total Net Assets	2,090,853	1,788,667

Total Liabilities and Net Assets	$2,493,757	$2,207,384

Net Asset Value per common share	$0.04	$0.04

See accompanying notes to financial statements

Point Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INVESTMENT INCOME
Interest income
Non-controlled/Non-affiliated investments	$8,405	$-	$11,409	$-

EXPENSES
Professional fees	10,798		37,196
Filing fees	1,802		3,434
General and administrative expenses	24,422	22,477	30,255	45,359

Total expenses	37,022	22,477	70,885	45,359

Net investment loss	(28,617)	-	(59,476)	-

Net change in unrealized appreciation on investments
Non-controlled/Non-affiliated investments	(401,343)	-	64,802	-

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(429,960)	$-	$5,326	$-

Net loss	-	$(22,477)	-	$(45,359)

Net loss per common share - basic and diluted (1)	-	$(0.00)	-	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted (1)	-	30,731,200	-	30,683,134

(1) Not presented for 2014 as presentation of earnings per share is not required for investment companies.

See accompanying notes to financial statements

Point Capital, Inc.
Consolidated Statements of Changes in Net Assets
(Unaudited)

					Accumulated
					Undistributed		Accumulated
				Accumulated	Net	Unrealized	Deficit
	Common Stock,		Additional	Net	Realized	Appreciation	During	Total
	$0.0001 Par Value		Paid In	Investment	Gain On	On	Development	Net Assets
	Shares	Amount	Capital	Loss	Investments	Investments	Stage	(Deficit)

Balance - December 31, 2012	30,631,200	$3,063	$1,123,497	$-	$-	$-	$(1,167,754)	$(41,194)

Common stock issued ($0.20/share)	100,000	10	19,990	-	-	-	-	20,000

Net loss	-	-	-	-	-	-	(45,359)	(45,359)

Balance - June 30, 2013	30,731,200	$3,073	$1,143,487	$-	$-	$-	$(1,213,113)	$(66,553)

Balance - December 31, 2013	40,606,200	$4,061	$2,919,449	$(71,986)	$39,754	$65,143	$(1,167,754)	$1,788,667

Common stock issued ($0.20/share)	1,650,000	165	329,835	-	-	-	-	330,000

Shares issued for services	6,126,240	613	1,224,635	-	-	-	-	1,225,248

Offering costs	-	-	(1,258,388)	-	-	-	-	(1,258,388)

Net increase (decrease) in net assets resulting from operations	-	-	-	(59,476)	-	64,802	-	5,326

Balance - June 30, 2014	48,382,440	$4,839	$3,215,531	$(131,462)	$39,754	$129,945	$(1,167,754)	$2,090,853

See accompanying notes to financial statements

Point Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$5,326	$-
Net loss	-	(45,359)
Adjustments to reconcile net increase in net assets resulting from operations/net loss to net cash used in operating activities:
Purchases of investments	(534,503)	-
Net change in unrealized appreciation on investments	(64,802)	-
Increase in investment in advance	(150,000)	-
Decrease in interest receivable	600	-
Decrease in accounts payable and accrued expenses and interest payable	(813)	(6,238)
Net Cash Used In Operating Activities	(744,192)	(51,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(15,000)	-
Proceeds from issuance of Series A, Convertible Preferred Stock	-	400,000
Proceeds from issuance of common stock	330,000	20,000
Offering costs	(33,140)	-
Net Cash Provided By Financing Activities	281,860	420,000

Net (Decrease) Increase in cash and cash equivalents	(462,332)	368,403

Cash and cash equivalents - Beginning of period	2,010,620	279

Cash and cash equivalents - End of period	$1,548,288	$368,682

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,726	$-
Taxes Paid	$915	$-

Noncash Financing Activities
Issuance of common stock for services	$1,225,248	$-
Offering costs	$(1,225,248)	$-

See accompanying notes to financial statements

POINT CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2014
(Unaudited)

						% of
Company	Industry*	Type of Investment	Principal/Shares	Cost	Fair Value	Net Assets
Non-controlled/Non-affiliated investments
Intercloud Systems, Inc. (1)(3)	IT Consulting & Other Services	Common Stock	17,925	$112,000	$122,069	5.84%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	35,835	31,021	77,483	3.71%

Be Active Holdings, Inc. (1)(2)	Packaged Foods & Meats	Common Stock	6,062,801	100,000	118,831	5.68%

Ruthigen, Inc. (2)	Biotechnology	Common Stock	20,690	149,795	141,520	6.77%
		Series A Warrants	20,690	207	43,992	2.10%

Arista Power, Inc. (1)	Electrical Components & Equipment	Series A Convertible Preferred Stock	100,000	46,505	35,000	1.67%
		Warrants	750,000	53,495	46,538	2.22%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Common Stock	55,000	68,342	78,099	3.73%
		Warrants	16,500	14,159	13,937	0.66%

Musclepharm Corp. (2)(4)	Personal Products	Common Stock	10,000	90,000	118,000	5.63%

Total Non-controlled/Non-affiliated investments				$665,524	$795,469	38.05%

Reconciliation to Net Assets:
Investments at fair value					$795,469	38.05%
Investment in advance					150,000	7.17%
Cash and cash equivalents					1,548,288	74.05%
Liabilities in excess of other assets					(402,904)	(19.26)%
Net Assets					$2,090,853	100.00%

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.
(2) Securities are not income producing.
(3) Converted $112,000 in principal and interest into 17,610 shares of common stock.
(4) Security is subject to an 8 month (12.5%/month) bleed-out agreement.

See accompanying notes to financial statements

POINT CAPITAL, INC.
SCHEDULE OF INVESTMENTS
As of December 31, 2013
						% of
Company	Industry*	Type of Investment	Principal/Shares	Cost	Fair Value	Net Assets
Non-controlled/Non-affiliated investments
Intercloud Systems, Inc. (1)	IT Consulting & Other Services	12% Convertible Debenture (Due 06/2015)	$100,000	$100,000	$144,340	8.07%
		Common Stock	315	-	2,891	0.16%

CombiMatrix Corp.(1)(2)	Life Sciences Tools & Services	Warrants	35,835	31,021	48,933	2.74%

Total Non-controlled/Non-affiliated investments				$131,021	$196,164	10.97%

Reconciliation to Net Assets:
Investments at fair value					$196,164	10.97%
Cash and cash equivalents					2,010,620	112.41%
Liabilities in excess of other assets					(418,117)	(23.38)%
Net Assets					$1,788,667	100.00%

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.
(2) Securities are not income producing.

*Certain prior year investment industry disclosures have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the quarter ended June 30, 2014, the Company concluded that it was appropriate to classify its investments in accordance with Global Industry Classification Standards ("GICS"). Accordingly, the Company has revised the investment classifications. Corresponding reclassifications have also been made to the reported investment industry classifications on the December 31, 2013 Schedule of Investments.  This change in classification does not materially affect previously reported financial statement information.

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2014 and December 31, 2013:

	June 30, 2014
	(unaudited)		December 31, 2013
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
IT Consulting & Other Services	$122,069	15.35%	$147,231	75.06%
Life Sciences Tools & Services	77,483	9.74%	48,933	24.94%
Packaged Foods & Meats	118,831	14.94%	-	-%
Biotechnology	185,512	23.32%	-	-%
Electrical Components & Equipment	81,538	10.25%	-	-%
Health Care Equipment	92,036	11.57%	-	-%
Personal Products	118,000	14.83%	-	-%
	$795,469	100.00%	$196,164	100.00%

Point Capital, Inc.

(Formerly Known As Gold Swap Inc.)

Notes to Consolidated Financial Statements

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

Effective January 28, 2013, in connection with the merger and name change of Gold Swap, Inc. (the "Company") described above, (i) Melvin Schlossberg resigned from his position as president, chief executive officer, secretary and a director of the Company, (ii) Donald Ptalis resigned from his position as chief financial officer and a director, and (iii) Vadim Mats resigned from his position as Vice President - Business Development. The Board of Directors of the Company (i) elected Richard A. Brand as Chairman, Chief Executive Officer and a director of the Company; (ii) Eric Weisblum was appointed President of the Company; (iii) Vadim Mats was appointed as Chief Financial Officer and (iv) Richard A. Brand, Eric Weisblum and Van E. Parker became directors of the Company.

The Company was formerly a development stage company. On October 4, 2013, the Company filed a Form N-54A and elected to become a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”), and no longer considers itself to be a development stage company.

The Company’s investment objective is to provide current income and capital appreciation. The Company intends to accomplish its objective by investing in the common stock, preferred stock, warrants and convertible notes of small and mid-cap companies. The Company’s investments are made principally through direct investments in prospective portfolio companies. However, the Company may also purchase securities in private secondary transactions. The Company to a lesser extent will also invest in private companies that meet its investment objectives. The Company meets the definition of an investment company in accordance with the guidance under Accounting Standards Codification Topic 946 “Financial Services – Investment Companies.”

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP"). The Company formed a wholly-owned subsidiary, Hemp Funding, Inc., to invest in companies that are positioned to for growth in the legal cannabis industry. The subsidiary has not made investments to date. The Company consolidates the subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Point Capital, Inc.

(Formerly Known As Gold Swap Inc.)

Notes to Consolidated Financial Statements

(unaudited)

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

Point Capital, Inc.

(Formerly Known As Gold Swap Inc.)

Notes to Consolidated Financial Statements

(unaudited)

● Level 2 - inputs other than quoted market prices that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Investments in unlisted securities are valued using a market approach net of the appropriate discount for lack of marketability.

The following are the Company’s investments owned by levels within the fair value hierarchy at June 30, 2014:

	Level 1	Level 2	Level 3	Total
Common Stock	$459,689	$-	$118,831	$578,520
Convertible Preferred	-	-	35,000	35,000
Warrants	-	135,411	46,538	181,949
Total Investments	$459,689	$135,411	$200,369	$795,469

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2013:

	Level 1	Level 2	Level 3	Total
Common Stock	$-	$-	$2,891	$2,891
Convertible Debentures	-	-	144,340	144,340
Warrants	-	48,933	-	48,933
Total Investments	$-	$48,933	$147,231	$196,164

Point Capital, Inc.

(Formerly Known As Gold Swap Inc.)

Notes to Consolidated Financial Statements

(unaudited)

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the six months ended June 30, 2014:

Balance at January 1, 2014	$147,231
Purchase of investments	200,000
Net change in unrealized appreciation on investments	369
Net transfers in and/or out of Level 3(1)(2)	(147,231)
Balance at June 30, 2014	$200,369

Net change in unrealized appreciation in earnings relating to assets still held	$369

(1) Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

(2) Transfers occurred due to the expiration of the restriction under Rule 144A of the Securities Act.

	Fair Value at June 30, 2014	Valuation Technique	Unobservable inputs	Input
Investments, at fair value
Common stock	$118,831	Comparable market value	Restriction discount	30%
Convertible preferred	$35,000	Comparable market value	Restriction discount	50%
Warrants	$46,538	Comparable market value	Restriction discount	50%

	Fair Value at December 31, 2013	Valuation Technique	Unobservable inputs	Input
Investments, at fair value
Common stock	$2,891	Comparable market value	Restriction discount	50%
Convertible debentures	$144,340	Comparable market value	Restriction discount	50%

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

At June 30, 2014 and December 31, 2013, the Company did not have any Controlled or Affiliated investments.

Point Capital, Inc.

(Formerly Known As Gold Swap Inc.)

Notes to Consolidated Financial Statements

(unaudited)

Offering and Related Offering Costs

During the six months ended June 30, 2014, the Company issued 1,650,000 shares of common stock for gross proceeds of $330,000 through a private capital raise.

Offering costs include any costs associated with the offering of the Company’s shares. These costs are recorded as a reduction to additional paid-in capital.

During the six months ended June 30, 2014, the Company incurred $33,140 in offering costs to a third party placement agent (“Agent”) associated with capital raising activities with gross proceeds of $330,000. The offering costs were paid to the Agent based upon a 7% fixed amount related to gross proceeds raised. The Agent is also entitled to receive an additional amount up to 3% in a non-accountable expense allowance.

In addition to the above offering costs, the Agent was issued 6,126,240 shares of common stock as additional compensation for a maximum raise of $2,000,000. As of June 30, 2014, the agent raised $2,305,000 and was entitled to 6,126,240 shares which have a fair value (based on $0.20/share price of the private placement transactions) of $1,225,248 upon final closing. The fair value of these shares was recorded as a reduction of offering proceeds upon issuance of the shares in March 2014.

The Company incurred $1,258,388 and $0 in offering costs for the six months ended June 30, 2014 and 2013, respectively.

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

Point Capital, Inc.

(Formerly Known As Gold Swap Inc.)

Notes to Consolidated Financial Statements

(unaudited)

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

As of June 30, 2014 and December 31, 2013, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the six months ended June 30, 2014 and 2013.

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

4.	Redeemable Series A, Convertible Preferred Stock

In April 2013, the Company issued 4,000 shares of Series A, Convertible Preferred Stock (the “Preferred Stock”) for $400,000. Holders of Preferred Stock vote together with holders of Common Stock on an as-converted basis. Each share is currently convertible into 500 shares of common stock at the option of the holder (subject to a 9.99% beneficial ownership limitation) based on a conversion formula (the Stated Value, currently $100, divided by the Conversion Rate, currently $0.20.) The Conversion Rate may be adjusted upon the occurrence of stock dividends or stock splits or subsequent equity sales at a price lower than the current conversion rate. Each share has a $100 liquidation value. The holders of Preferred Stock are entitled to receive dividends on an as-converted basis if paid on Common Stock.

Point Capital, Inc.

(Formerly Known As Gold Swap Inc.)

Notes to Consolidated Financial Statements

(unaudited)

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

5.	Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2014 (1):

Net asset value per common share data:
Net asset value, beginning of period	$0.04

Net investment loss	(0.00)
Net change in unrealized appreciation on investments	0.00

Net change in net assets resulting from operations	0.00

Capital stock transactions:
Issuance of common stock (2)	0.03
Offering costs from issuance of common stock	(0.03)

Net increase in net assets from capital stock transactions	0.00

Net asset value, end of period	$0.04

Ratios and supplemental data:
Per share market price, end of period (3)	$-
Total return (4)	(1.95)%
Common shares outstanding, end of period	48,382,440
Weighted average common shares outstanding during period	45,256,726
Net assets, end of period	$2,090,853
Ratio of operating expenses to average net assets (annualized)	(6.36)%
Ratio of net investment loss to average net assets (annualized)	(5.34)%

1.	Prior to October 4, 2013, the Company was not an investment company. Accordingly, financial highlights are presented for the six months ended June 30, 2014 only.

2.	Issuance of common stock for the six months ended June 30, 2014 based on the average increase in net asset value attributable to each share issued in the Company's offerings during such period.

3.	The shares of the Company's common stock were listed in the OTC Market beginning January 4, 2012. There was no market price for the shares as of June 30, 2014.

4.	Total return is based on change in net asset value during the period, adjusted for the impact of capital stock transactions and related offering costs. Since there was no market price, total return based on stock price has not been presented for the six months ended June 30, 2014. Total return is not annualized.

6.	Subsequent Events

On July 30, 2014, the Company added two independent members to the Board of Directors and the Audit Committee, Joel Stone and Leonard Schiller. Richard Brand, CEO, resigned from the Committee so as to have a fully independent Audit Committee.

On July 2, 2014, the Company closed on a $150,000 investment in convertible preferred stock. $100,000 of the Convertible Preferred Stock is convertible at $1.00 and $50,000 is convertible at $0.2666.

On July 1, 2014, the Company closed on a private capital raise and issued 1,450,000 shares of the Company’s common stock to various purchasers for $435,000 ($0.30/share). There were no offering costs incurred with this capital raise.

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

Investment Strategy

We will seek to invest in companies that are asset rich and generating cash flow on a sustainable basis. Further, when identifying prospective portfolio companies, we will seek the following attributes, which we believe will help us generate higher total returns with an acceptable level of risk. These attributes are:

●	Strong management teams with meaningful equity ownership. We will seek experienced management teams with an established track record of success in place or available. We will typically require the portfolio companies to have proper incentives to align management’s goals with ours. Generally, we will seek companies in which the management teams have significant equity interests.

●	Secure market positions that present attractive growth opportunities. We will seek companies that we believe possess advantages in scale, scope, customer loyalty, product pricing, or product quality versus their competitors, minimizing sales risk and generating margins that can be readily forecast.

●	Industries with favorable trends. We will seek industries with favorable industry trends and companies performing well within their industries and poised to benefit from a catalyst.

●	Investing in private companies. We do not expect to invest in start-up companies or companies with speculative business plans. We may also consider companies that are underperforming compared to their potential due to structural impediments with opportunities to restructure and refocus strategy and resources.

●	Investing primarily in senior loans. Under normal market conditions, approximately 65% of the value of our future net assets (including the amount of any borrowings for investment purposes) is expected to be invested in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans typically are rated below investment grade, and may be considered “high risk” compared to debt instruments that are rated above investment grade. Senior loans, however, are generally less risky than subordinated debt.

●	Diversification. We will seek to diversify our portfolio among companies engaged in a variety of industries, thereby potentially reducing the risk of a downturn in any one industry having a disproportionate impact on the value of our portfolio. We cannot assure you that we will be successful in this regard.

●	Structure financing terms to limit down side risk. Originating our own lending opportunities through our network will permit us to structure loans to enhance the element of capital preservation for our stockholders.

●	Private equity sponsorship. Often we will seek to participate in transactions sponsored by what we believe to be high-quality private equity firms. Point Capital’s senior management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company provides an additional level of due diligence investigation and is an implicit endorsement of the quality of the investment. Further, by co-investing with quality private equity firms which commit significant sums of equity capital with junior priority to our future debt investments, we may benefit from having due diligence on our investments performed by both parties.

●	Viable exit strategy. We intend to focus our investment activity primarily in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, with the potential for capital gain on any equity interest we hold through an initial public offering of common stock, a merger, a sale or other recapitalization. See “Investment Objectives and Strategy.”

We plan to be the lead investor for transactions, as well as a co-investor with investment institutions for other transactions. Moreover, we may acquire investments in the secondary loan market, and, in analyzing such investments, we will employ the same analytical process that we use for our primary investments.

Portfolio Update

As of June 30, 2014, we held seven portfolio companies, Arista Power, Inc. (symbol: ASPW), Ruthigen, Inc. (symbol: RTGN), Be Active Holdings, Inc. (symbol: JALA), Intercloud Systems, Inc. (symbol: ICLD), Combimatrix Corp. (symbol: CBMX), Cesca Therapeutics, Inc. (symbol: KOOL), and Musclepharm Corp. (symbol: MSLP). All are non-controlled and non-affiliated investments.

Pishposh, Inc. On June 30, 2014, we made an investment in advance of $150,000 in Convertible Preferred Stock. The effective date of the investment is July 2, 2014. Pishposh, Inc. is a private company that operates a commerce platform serving parents and grandparents of newborns, infants, and toddlers. $100,000 of the Convertible Preferred Stock is convertible at $1.00 and $50,000 is convertible at $0.2666.

Musclepharm Corp. On June 19, 2014, we completed a $90,000 investment in 10,000 shares of Common Stock. Musclepharm Corp., an OTC BB listed company, markets sports nutrition products. The company's products include amino acids, herbs and proteins and are intended to enhance workouts, repair muscles, and nourish the body. The company markets its products through specialty retailers throughout the world.

Cesca Therapeutics, Inc. On June 13, 2014, we completed an $82,501 investment in 55,000 shares of Common Stock as well as 16,500 warrants. Cesca Therapeutics, Inc., a Nasdaq listed company, operates as a supplier of products targeting the worldwide adult stem cell market. The company offers automated and semi-automated devices and single-use processing disposables that enable the collection, processing and cryopreservation of stem cells and other cellular tissues from cord blood and bone marrow used in regenerative medicine. The exercise price of the warrants is $1.55 per share.

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

Intercloud Systems, Inc. On December 13, 2013, we completed a $100,000 investment in a 12% Convertible Debenture as well as 315 shares of common stock. Intercloud Systems, Inc., a Nasdaq listed company, is a single-source provider of end-to-end IT and telecom solutions to the service provider and corporate enterprise markets through cloud platforms and professional services. The debenture, which matures June 13, 2015, is convertible into shares of common stock of InterCloud at our discretion at a conversion price equal to the lesser of $6.36 or 85% of the price in a qualified underwritten public offering. We exercised the entire Convertible Debenture and accrued interest into 17,925 shares of common stock.

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

Results of Operations

For the three and six months ended June 30, 2014, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes (i) net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net change in unrealized appreciation on investments. Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost. Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Net Change in Unrealized Appreciation For the three months ended June 30, 2014 and 2013, the cost basis in our portfolio companies was $665,524 and $0 with a fair market value of $795,469 and $0, respectively. The net change in unrealized appreciation for the three months ended June 30, 2014 and 2013 was ($401,343) and $0, respectively.

For the six months ended June 30, 2014 and 2013, the cost basis in our portfolio companies was $665,524 and $0 with a fair market value of $795,469 and $0, respectively. The net change in unrealized appreciation for the six months ended June 30, 2014 and 2013 was $64,802 and $0, respectively.

Investment Income For the three months ended June 30, 2014 and 2013, we earned interest income from cash and cash equivalents of $5 and $0, respectively. During the three months ended June 30, 2014, we also earned $8,400 of interest from our convertible debenture investment in Intercloud Systems, Inc. We did not earn any investment income for the three months ended June 30, 2013.

For the six months ended June 30, 2014 and 2013, we earned interest income from cash and cash equivalents of $9 and $0, respectively. During the six months ended June 30, 2014, we also earned $11,400 of interest from our convertible debenture investment in Intercloud Systems, Inc. We did not earn any investment income for the six months ended June 30, 2013.

Operating Expenses For the three months ended June 30, 2014 and 2013, total operating expenses were $37,022 and $22,477, respectively, which consisted mainly of professional accounting, legal, insurance, and Edgar fees related to SEC required filings.

For the six months ended June 30, 2014 and 2013, total operating expenses were $70,885 and $45,359, respectively, which consisted mainly of professional accounting, legal, insurance and Edgar fees related to SEC required filings.

Net Increase in Net Assets Resulting from Operations For the three months ended June 30, 2014, the net decrease in net assets resulting from operations was $429,960 primarily related to a decrease in unrealized appreciation of our portfolio companies. For the three months ended June 30, 2013, the net loss was $22,477.

For the six months ended June 30, 2014, the net increase in net assets resulting from operations was $5,326. For the six months ended June 30, 2014, the net loss was $45,359.

Liquidity and Capital Resources

As of June 30, 2014, the Company had $1,548,288 in cash and cash equivalents, compared to $2,010,620 as of December 31, 2013, primarily generated from the sale of 11,625,000 common shares at $0.20 per share for a total gross offering price of $2,325,000, of which $330,000 was raised during the three months ended March 31, 2014. In addition, the Company sold 4,000 shares of Series A Convertible Preferred Stock sold in April 2013 to Alpha Capital Anstalt for total gross proceeds of $400,000.

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

On July 1, 2014, the Company closed on a private capital raise and issued 1,450,000 shares of the Company’s common stock to various purchasers for $435,000 ($0.30/share). There were no offering costs incurred with this capital raise.

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

On July 30, 2014, the Company added two independent members to the Board of Directors and the Audit Committee, Joel Stone and Leonard Schiller. Richard Brand, our CEO, resigned from the Committee so as to have a fully independent Audit Committee. There have been no other changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 1, 2014, the Company issued 1,450,000 shares of the Company’s common stock to various purchasers for $435,000 ($0.30/share). The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

Dated: August 12, 2014

By:	/s/ Vadim Mats
Name: Vadim Mats
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 12, 2014

