Form 10-Q
period 2014-09-30
Point Capital, Inc.
filed 2014-11-14
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

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

As of November 14, 2014, 50,582,441 shares of common stock, par value $0.0001 per share, were outstanding.

CONTENTS

Page(s)

Consolidated Statements of Assets and Liabilities –
As of September 30, 2014 (unaudited) and December 31, 2013	4

Consolidated Statements of Operations (unaudited) –
Three and nine months ended September 30, 2014 and 2013	5

Consolidated Statement of Changes in Net Assets (unaudited) –
Nine months ended September 30, 2014 and 2013	6

Consolidated Statements of Cash Flows (unaudited) –
Nine months ended September 30, 2014 and 2013	7

Consolidated Schedule of Investments as of September 30, 2014 (unaudited)	8

Schedule of Investments as of December 31, 2013	9

Notes to Consolidated Financial Statements (unaudited)	10 - 18

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Point Capital, Inc.

Consolidated Statements of Assets and Liabilities

	September 30, 2014	December 31, 2013
	(unaudited)

ASSETS
Investments at fair value
Non-controlled/Non-affiliated investments (cost $938,928 and $131,021)	$775,850	$196,164
Cash and cash equivalents	2,003,891	$2,010,620
Interest receivable	-	600
Dividends receivable	4,500	-
Prepaid expenses	37,500	-
Total Assets	$2,821,741	$2,207,384

LIABILITIES
Accounts payable and accrued expenses	$6,190	$2,050
Notes payable	-	15,000
Interest payable	-	1,667
Total Liabilities	6,190	18,717

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 shares designated; 4,000 issued and outstanding ($100 per share redemption value)	400,000	400,000

NET ASSETS
Common stock, $0.0001 par value, 100,000,000 shares authorized; 50,582,441 and 40,606,200 shares issued and outstanding	5,059	4,061
Additional paid-in capital	3,875,311	2,919,449
Accumulated net investment loss	(278,001)	(71,986)
Accumulated undistributed net realized gain on investments	144,014	39,754
Unrealized appreciation (depreciation) on investments	(163,078)	65,143
Accumulated deficit during development stage	(1,167,754)	(1,167,754)
Total Net Assets	2,415,551	1,788,667

Total Liabilities and Net Assets	$2,821,741	$2,207,384

Net Asset Value per common share	$0.05	$0.04

See accompanying notes to financial statements

Point Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INVESTMENT INCOME
Interest and dividend income
Non-controlled/Non-affiliated investments	$4,510	$-	$15,918	$-

EXPENSES
Professional fees	11,340		48,536
Filing fees	1,917		5,692
Consulting fees	130,500		130,500
General and administrative expenses	7,291	5,744	37,205	51,103

Total expenses	151,048	5,744	221,933	51,103

Net investment loss	(146,538)	-	(206,015)	-

Net Realized and Unrealized (Loss) Gain on Investments

Net realized gain on investments
Non-controlled/Non-affiliated investments	$104,260	$-	$104,260	$-
Net change in unrealized appreciation (depreciation) on investments
Non-controlled/Non-affiliated investments	$(293,023)	$-	$(228,221)	$-
Net realized and unrealized loss on investments	$(188,763)	$-	$(123,961)	$-

NET (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(335,301)	$-	$(329,976)	$-

Net loss	-	$(5,744)	-	$(51,103)

Net loss per common share - basic and diluted (1)	-	$(0.00)	-	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted (1)	-	30,731,200	-	30,699,332

(1) Not presented for 2014 as presentation of earnings per share is not required for investment companies.

See accompanying notes to financial statements

Point Capital, Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

					Accumulated		Accumulated
	Common Stock,		Additional	Accumulated Net	Undistributed Net Realized	Unrealized Appreciation	Deficit During		Total
	$0.0001 Par Value		Paid In	Investment	Gain On	On	Development	Subscription	Net Assets
	Shares	Amount	Capital	Loss	Investments	Investments	Stage	Receivable	(Deficit)

Balance - December 31, 2012	30,631,200	$3,063	$1,123,497	$-	$-	$-	$(1,167,754)	$-	$(41,194)

Common stock issued ($0.20/share)	5,600,000	560	1,119,440	-	-	-	-	(100,000)	1,020,000

Direct offering costs - cash	-	-	(110,195)	-	-	-	-	-	(110,195)

Direct offering costs - stock	-	-	(673,886)	-	-	-	-	-	(673,886)

Net loss	-	-	-	-	-	-	(51,103)	-	(51,103)

Balance - September 30, 2013	36,231,200	$3,623	$1,458,856	$-	$-	$-	$(1,218,857)	$(100,000)	$143,622

Balance - December 31, 2013	40,606,200	$4,061	$2,919,449	$(71,986)	$39,754	$65,143	$(1,167,754)	$-	$1,788,667

Common stock issued ($0.20/share)	1,650,000	165	329,835	-	-	-	-	-	330,000

Common stock issued ($0.30/share)	1,700,001	170	509,830	-	-	-	-	-	510,000

Shares issued for services	6,626,240	663	1,374,585	-	-	-	-	-	1,375,248

Offering costs	-	-	(1,258,388)	-	-	-	-	-	(1,258,388)

Net increase (decrease) in net assets resulting from operations	-	-	-	(206,015)	104,260	(228,221)	-	-	(329,976)

Balance - September 30, 2014	50,582,441	$5,059	$3,875,311	$(278,001)	$144,014	$(163,078)	$(1,167,754)	$-	$2,415,551

See accompanying notes to financial statements

Point Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(329,976)	$-
Net loss	-	(45,359)
Adjustments to reconcile net decrease in net assets resulting from operations/net loss to net cash used in operating activities:
Purchases of investments	(1,227,750)	-
Net realized gain on investments	(104,260)	-
Net change in unrealized depreciation on investments	228,221	-
Proceeds from sale of investments	524,103	-
Decrease in interest receivable	600	-
Increase in dividends receivable	(4,500)	-
Increase in accounts payable and accrued expenses and interest payable	2,473	(6,238)
Increase in prepaid expenses	(37,500)	-
Stock issued for services	150,000	-
Net Cash Used In Operating Activities	(798,589)	(51,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(15,000)	-
Proceeds from issuance of Series A, Convertible Preferred Stock	-	400,000
Proceeds from issuance of common stock	840,000	20,000
Offering costs	(33,140)	-
Net Cash Provided By Financing Activities	791,860	420,000

Net (Decrease) Increase in cash and cash equivalents	(6,729)	368,403

Cash and cash equivalents - Beginning of period	2,010,620	279

Cash and cash equivalents - End of period	$2,003,891	$368,682

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,726	$-
Taxes Paid	$915	$-

Noncash Financing Activities
Issuance of common stock for services	$1,375,248	$-
Offering costs	$(1,225,248)	$-

See accompanying notes to financial statements

POINT CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2014

(Unaudited)

						% of
Company	Industry*	Type of Investment	Principal/Shares	Cost	Fair Value	Net Assets
Non-controlled/Non-affiliated investments
Intercloud Systems, Inc. (1)(3)	IT Consulting & Other Services	Common Stock	17,425	$108,876	$79,110	3.28%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	38,835	31,021	46,029	1.91%

Be Active Holdings, Inc. (1)(2)	Packaged Foods & Meats	Common Stock	4,068,421	67,105	58,992	2.44%

Ruthigen, Inc. (2)	Biotechnology	Common Stock	20,690	149,795	100,140	4.15%
		Series A Warrants	20,690	207	19,930	0.83%

Arista Power, Inc. (1)	Electrical Components & Equipment	Series A Convertible Preferred Stock	100,000	46,505	25,000	1.03%
		Warrants	750,000	53,495	31,796	1.31%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Common Stock	55,000	68,342	67,100	2.77%
		Warrants	16,500	14,159	12,402	0.50%

Musclepharm Corp. (2)(4)	Personal Products	Common Stock	5,000	45,000	66,000	2.72%

PishPosh Inc.(1)(2)	Online Retail - Specialty Apparel	Convertible Preferred Stock	150,000	150,000	56,374	2.32%

Bacterin Holdings International Inc.(2)	Health Care Supplies	Common Stock	23,026	99,474	103,155	4.26%
		Warrants	11,513	31,773	30,439	1.25%

Dejour Energy Inc. (2)	Oil & Gas Exploration	Warrants	800,000	36,307	57,036	2.35%

NXT ID Inc. (2)	Systems Software	Warrants	32,863	36,869	22,347	0.92%

Total Non-controlled/Non-affiliated investments				$938,928	$775,850	32.12%

Reconciliation to Net Assets:
Investments at fair value					$775,850	32.12%
Cash and cash equivalents					2,003,891	82.96%
Other current assets					42,000	1.74%
Liabilities in excess of other assets					(406,190)	(16.81)%
Net Assets					$2,415,551	100.00%

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.

(2) Securities are not income producing.

(3) Converted $112,000 in principal and interest into common shares.

(4) Security is subject to an 8 month (12.5%/month) bleed-out agreement. No more than 1,250 shares can be sold per month.

 POINT CAPITAL, INC.

SCHEDULE OF INVESTMENTS

As of December 31, 2013

						% of
Company	Industry*	Type of Investment	Principal/Shares	Cost	Fair Value	Net Assets
Non-controlled/Non-affiliated investments
Intercloud Systems, Inc. (1)	IT Consulting & Other Services	12% Convertible Debenture (Due 06/2015)	$100,000	$100,000	$144,340	8.07%
		Common Stock	315	-	2,891	0.16%

CombiMatrix Corp.(1)(2)	Life Sciences Tools & Services	Warrants	38,835	31,021	48,933	2.74%

Total Non-controlled/Non-affiliated investments				$131,021	$196,164	10.97%

Reconciliation to Net Assets:
Investments at fair value					$196,164	10.97%
Cash and cash equivalents					2,010,620	112.41%
Liabilities in excess of other assets					(418,117)	(23.38)%
Net Assets					$1,788,667	100.00%

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

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2014 and December 31, 2013:

	September 30, 2014
	(unaudited)		December 31, 2013
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
IT Consulting & Other Services	$79,110	10.20%	$147,231	75.06%
Life Sciences Tools & Services	46,029	5.93%	48,933	24.94%
Packaged Foods & Meats	58,992	7.60%	-	-%
Biotechnology	120,069	15.48%	-	-%
Electrical Components & Equipment	56,796	7.32%	-	-%
Health Care Equipment	79,502	10.25%	-	-%
Personal Products	66,000	8.51%	-	-%
Online Retail - Specialty Apparel	56,374	7.27%	-	-%
Health Care Supplies	133,595	17.22%	-	-%
Oil & Gas Exploration	57,036	7.35%	-	-%
Systems Software	22,347	2.87%	-	-%

	$775,850	100.00%	$196,164	100.00%

See accompanying notes to the financial statements

Point Capital, Inc.

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

Point Capital, Inc.

Notes to Consolidated Financial Statements

(unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP").  The Company formed a wholly-owned subsidiary, Hemp Funding, Inc., to invest in companies that are positioned for growth in the legal cannabis industry. The subsidiary has not made investments to date. The Company consolidates the subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.

Securities Transactions

Securities transactions are recorded on a trade date basis. Securities transactions outside conventional channels, such as private transactions, are recorded as of the date the Company obtains the right to demand the securities purchased or to collect the proceeds from a sale, and incurs an obligation to pay for securities purchased or to deliver securities sold, respectively. The Company records interest and dividend income on an accrual basis beginning on the trade settlement date or the ex-dividend date, respectively, to the extent that the Company expects to collect such amounts. Commissions and other costs associated with transactions involving securities, including legal costs, are included in the cost basis of purchases and deducted from the proceeds of sales.

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

Point Capital, Inc.

Notes to Consolidated Financial Statements

(unaudited)

The Board of Directors (the “Board”) of the Company, in good faith, determines the fair value of investments in the following manner:

Portfolio investments are reported on the balance sheet at fair value. On a quarterly basis, the Company performs an analysis of each investment to determine fair value as follows:

Equity securities which are listed on a recognized stock exchange are valued at the closing trade price on the last trading day of the valuation period. For equity securities that carry a restriction inherent to the security, a restriction discount is applied, as appropriate. Investments in warrants are valued at fair value using the Black-Scholes option pricing model. Investments in securities which are convertible at a date in the future are valued assuming a full conversion into common shares and valued based on the methodology for equity securities described above.  Investments in unlisted securities are valued using a market approach net of the appropriate discount for lack of marketability. The Company may also obtain quotes with respect to certain of the Company's investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing the Company's investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors.

Because there is not a readily available market value for some of the investments in its portfolio, the Company values substantially all of its portfolio investments at fair value as determined in good faith by its board of directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period. Additionally, the fair value of the Company's investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

The following are the Company’s investments owned by levels within the fair value hierarchy at September 30, 2014:

	Level 1	Level 2	Level 3	Total
Common Stock	$474,498	$-	$-	$474,498
Convertible Preferred	-	25,000	56,374	81,374
Warrants	22,347	197,631	-	219,978
Total Investments	$496,845	$222,631	$56,374	$775,850

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2013:

	Level 1	Level 2	Level 3	Total
Common Stock	$-	$-	$2,891	$2,891
Convertible Debentures	-	-	144,340	144,340
Warrants	-	48,933	-	48,933
Total Investments	$-	$48,933	$147,231	$196,164

Point Capital, Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the nine months ended September 30, 2014:

Balance at January 1, 2014	$147,231
Purchase of investments	150,000
Net change in unrealized appreciation on investments	(93,626)
Net transfers in and/or out of Level 3(1)(2)	(147,231)
Balance at September 30, 2014	$56,374

Net change in unrealized appreciation in earnings relating to assets still held	$(93,626)

(1)Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

(2) Transfers occurred due to the expiration of the restriction under Rule 144A of the Securities Act.

	Fair Value at September 30, 2014	Valuation Technique	Unobservable inputs	Input
Investments, at fair value
Convertible Preferred	$56,374	Comparable market approach	Discount for lack of marketability (“DLOM”)	35%
			Price/Sales multiple	1.49x

	Fair Value at December 31, 2013	Valuation Technique	Unobservable inputs	Input
Investments, at fair value
Common stock	$2,891	Comparable market value	Restriction discount	50%
Convertible debentures	$144,340	Comparable market value	Restriction discount	50%

If the multiple, DLOM, or restriction discount were to increase or decrease, the fair value of the investments would decrease or increase, respectively.

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

At September 30, 2014 and December 31, 2013, the Company did not have any Controlled or Affiliated investments.

Point Capital, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Offering and Related Offering Costs

During the nine months ended September 30, 2014, the Company issued 3,350,001 shares of common stock for gross proceeds of $840,000 through a private capital raise.

Offering costs include any costs associated with the offering of the Company’s shares. These costs are recorded as a reduction to additional paid-in capital.

During the nine months ended September 30, 2014, the Company incurred $33,140 in offering costs to a third party placement agent (“Agent”) associated with capital raising activities with gross proceeds of $330,000. The offering costs were paid to the Agent based upon a 7% fixed amount related to gross proceeds raised. The Agent is also entitled to receive an additional amount up to 3% in a non-accountable expense allowance.

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

The Company incurred $1,258,388 and $0 in offering costs for the nine months ended September 30, 2014 and 2013, respectively.

On July 16th, 2014, the Company entered into a consulting agreement with a consultant in exchange for services. These services include bringing to the Company’s attention opportunities which meet the Company’s objectives, introducing the Company to new or emerging potential investments, and assisting the Company as reasonably requested in exchange for 500,000 shares of the Company’s common stock and $6,000 per month for four months. The fair value of the common stock is $150,000 based upon the fair value of the Company’s most recent offering price ($0.30/share).

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

Point Capital, Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

As of September 30, 2014 and December 31, 2013, the Company had not recorded a liability for any unrecognized tax positions.  Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.  The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses.  There were no such expenses for the nine months ended September 30, 2014 and 2013.

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

Point Capital, Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

Point Capital, Inc.

Notes to Consolidated Financial Statements

(unaudited)

5.	Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2014 (1):

Net asset value per common share data:
Net asset value, beginning of period	$0.04

Net investment loss	(0.01)
Net realized gain on investments	0.00
Net change in unrealized appreciation on investments	(0.00)

Net increase in net assets resulting from operations	(0.01)

Capital stock transactions:
Issuance of common stock (2)	0.05
Offering costs from issuance of common stock	(0.03)

Net increase in net assets from capital stock transactions	0.02

Net asset value, end of period	$0.05

Ratios and supplemental data:
Per share market price, end of period (3)	$-
Total return (4)	8.41%
Common shares outstanding, end of period	50,582,441
Weighted average common shares outstanding during period	47,015,942
Net assets, end of period	$2,415,551
Annualized ratio of operating expenses to average net assets	(12.79)%
Annualized ratio of net investment loss to average net assets	(11.87)%

1.	Prior to October 4, 2013, the Company was not an investment company. Accordingly, financial highlights are presented for the nine months ended September 30, 2014 only.

2.	Issuance of common stock for the nine months ended September 30, 2014 based on the average increase in net asset value attributable to each share issued in the Company's offerings during such period.

3.	The shares of the Company's common stock were listed in the OTC Market beginning January 4, 2012. There was no market price for the shares as of September 30, 2014.

4.

Total return is based on the change in net asset value per share during the period. Total return based on the geometrically linked change in aggregate value during the period, adjusted for capital cash flows  is (12.00%) for the nine months ended September 30, 2014. Since there was no market price, total return based on stock price has not been presented for the nine months ended September 30, 2014. Total return is not annualized.

Point Capital, Inc.

Notes to Consolidated Financial Statements

(unaudited)

6.	Subsequent Events

On October 15, 2014, the Company purchased 25,000 shares of Clutterbug Move Management, Inc. (symbol: CTBM) common stock for $795.

On October 10, 2014, the Company invested $150,000 in 300,000 shares of Great West Resources, Inc. (symbol: GWST) convertible preferred stock. 200,000 shares of the convertible preferred stock is convertible into 2,000,000 shares of common stock and 100,000 of the convertible preferred stock is convertible into 500,000 shares of common stock.

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

Portfolio Update

As of September 30, 2014, we held eleven portfolio companies, Arista Power, Inc. (symbol: ASPW), Ruthigen, Inc. (symbol: RTGN), Be Active Holdings, Inc. (symbol: JALA), Intercloud Systems, Inc. (symbol: ICLD), CombiMatrix Corp. (symbol: CBMX), Cesca Therapeutics, Inc. (symbol: KOOL), Musclepharm Corp. (symbol: MSLP), PishPosh, Inc., Bacterin International Holdings, Inc. (symbol: BONE), Dejour Energy, Inc. (symbol: DEJ), and NXT-ID, Inc. (symbol: NXTD). All are non-controlled and non-affiliated investments.

NXT-ID, Inc. (NXTD) On September 11, 2014, we completed a $100,000 investment in 36,363 shares of Common Stock as well as 36,363 listed warrants (NXTDW). NXT-ID, Inc., a NASDAQ listed company, is a development stage technology company that is focused on products, solutions, and services that have a need for biometric secure access control. The exercise price of the warrants is $3.00 per share. We currently hold 32,863 warrants.

Dejour Energy, Inc. (DEJ) On August 12, 2014, we completed a $200,000 investment in 800,000 shares of Common Stock as well as 800,000 warrants. Dejour Energy, Inc., a NYSE listed company, is an independent oil and natural gas company operating multiple exploration and production projects in North America's Piceance Basin and Peace River Arch regions. The exercise price of the warrants is $0.35 per share. We currently hold 800,000 warrants.

Bacterin International Holdings, Inc. (BONE) On August 1, 2014, we completed a $131,248 investment in 23,026 shares of Common Stock as well as 11,513 warrants. Bacterin International Holdings, Inc., a NYSE listed company, produces human tissue for orthopedic procedures. The Company produces allografts of human calcellous bone which has been demineralized. Bacterin also produces medical devices for orthopedic, plastic, and cardiovascular surgery; and antimicrobial coatings for medical devices. The exercise price of the warrants is $7.12 per share.

PishPosh, Inc. On July 2, 2014, we made an investment in advance of $150,000 in Convertible Preferred Stock. The effective date of the investment is July 2, 2014. PishPosh, Inc. is a private company that operates a commerce platform serving parents and grandparents of newborns, infants, and toddlers. $100,000 of the Convertible Preferred Stock is convertible at $1.00 and $50,000 is convertible at $0.2666.

Musclepharm Corp. On June 19, 2014, we completed a $90,000 investment in 10,000 shares of Common Stock. Musclepharm Corp., an OTC BB listed company, markets sports nutrition products. The company's products include amino acids, herbs and proteins and are intended to enhance workouts, repair muscles, and nourish the body. The company markets its products through specialty retailers throughout the world. We currently hold 5,000 shares of common stock.

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

Be Active Holdings, Inc. On February 18, 2014, we completed a $100,000 investment in 3,333,333 shares of Common Stock as well as 3,333,333 warrants. Be Active Holdings, Inc., an OTC BB listed company, manufactures and sells low fat, low calorie, and natural probiotic frozen yogurt primarily to supermarkets, as well as to convenience and other foods stores. The exercise price of the warrants is $0.03 per share. We exercised 3,333,333 warrants on a cashless basis and received 2,729,468 shares of common stock. We currently hold 4,068,421 shares of common stock.

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

Intercloud Systems, Inc. On December 13, 2013, we completed a $100,000 investment in a 12% Convertible Debenture as well as 315 shares of common stock. Intercloud Systems, Inc., a Nasdaq listed company, is a single-source provider of end-to-end IT and telecom solutions to the service provider and corporate enterprise markets through cloud platforms and professional services. The debenture, which matures June 13, 2015, is convertible into shares of common stock of InterCloud at our discretion at a conversion price equal to the lesser of $6.36 or 85% of the price in a qualified underwritten public offering.  We exercised the entire Convertible Debenture and accrued interest into 17,925 shares of common stock. We currently hold 17,425 shares of common stock.

Results of Operations

For the three and nine months ended September 30, 2014, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes (i) net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net change in unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Net Change in Unrealized Appreciation (Depreciation). For the three months ended September 30, 2014 and 2013, the cost basis in our portfolio companies was $938,928 and $0 with a fair market value of $775,850 and $0, respectively. The net change in unrealized depreciation for the three months ended September 30, 2014 and 2013 was ($293,023) and $0, respectively.

For the nine months ended September 30, 2014 and 2013, the cost basis in our portfolio companies was $938,928 and $0 with a fair market value of $775,850 and $0, respectively. The net change in unrealized depreciation for the nine months ended September 30, 2014 and 2013 was ($228,221) and $0, respectively.

Investment Income For the three months ended September 30, 2014 and 2013, we earned interest income from cash and cash equivalents of $10 and $0, respectively.  During the three months ended September 30, 2014, we also earned $4,500 of dividend income from our convertible debenture investment in Arista Power, Inc. We did not earn any investment income for the three months ended September 30, 2013.

For the nine months ended September 30, 2014 and 2013, we earned interest income from cash and cash equivalents of $18 and $0, respectively.  During the nine months ended September 30, 2014, we also earned $11,400 of interest from our convertible debenture investment in Intercloud Systems, Inc. During the nine months ended September 30, 2014, we also earned $4,500 of dividend income from our convertible debenture investment in Arista Power, Inc.  We did not earn any investment income for the nine months ended September 30, 2013.

Net Realized Gain In the three and nine months ended September 30, 2014 and 2013, we realized a net gain from the partial sales of our investments of $104,260 and $0, respectively.

Operating Expenses For the three months ended September 30, 2014 and 2013, total operating expenses were $151,048 and $5,744, respectively, which consisted mainly of consulting fees, professional accounting, legal, insurance, and Edgar fees related to SEC required filings. In the three months ended September 30, 2014, the Company paid $150,000 in consulting fees in the form of the Company’s common stock, of which $37,500 was a prepaid expense.

For the nine months ended September 30, 2014 and 2013, total operating expenses were $221,933 and $51,103, respectively, which consisted mainly of consulting, professional accounting, legal, insurance and Edgar fees related to SEC required filings.

Net Increase in Net Assets Resulting from Operations For the three months ended September 30, 2014, the net decrease in net assets resulting from operations was $335,301 primarily related to an increase in unrealized depreciation of our portfolio companies and increase in operating expenses. For the three months ended September 30, 2013, the net loss was $5,744.

For the nine months ended September 30, 2014, the net decrease in net assets resulting from operations was $329,976. For the nine months ended September 30, 2013, the net loss was $51,103.

Liquidity and Capital Resources

As of September 30, 2014, the Company had $2,003,891 in cash and cash equivalents, compared to $2,010,620 as of December 31, 2013, primarily generated from the sale of 11,625,000 common shares at $0.20 per share for a total gross offering price of $2,325,000, of which $330,000 was raised during the three months ended March 31, 2014. In addition, the company sold 1,700,001 for gross proceeds of $510,000 ($0.30/share) during the three months ended September 30, 2014. In addition, the Company sold 4,000 shares of Series A Convertible Preferred Stock sold in April 2013 to Alpha Capital Anstalt for total gross proceeds of $400,000.

On July 16, 2014, the Company issued 500,000 shares of the Company’s common stock to a consultant in exchange for consulting services. The fair value of the common stock $150,000 based upon the fair value of the Company’s most recent offering price ($0.30/share).

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

On August 13, 2014, the Company executed a Custody Agreement with U.S. Bank National Association to hold our assets. The Custodian’s address is One Federal Street, Boston, MA 02110. Telephone number: 312-332-7323.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On September 2, 2014, the Company issued 250,000 shares of the Company’s common stock to various purchasers for $75,000 ($0.30/share). The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 16, 2014, the Company issued 500,000 shares of the Company’s common stock to a consultant in exchange for consulting services. The fair value of the common stock of $150,000 based upon the fair value of the Company’s most recent offering price ($0.30/share). The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 1, 2014, the Company issued 1,450,001 shares of the Company’s common stock to various purchasers for $435,000 ($0.30/share). The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

The company intends to use the proceeds from the sale of unregistered securities to make additional investments in portfolio companies.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

10.1	Custody Agreement*

31.1	Rule 13a-14(a)/15d14(a) Certifications of Richard A Brand, the Principal Executive Officer*

31.2	Rule 13a-14(a)/15d14(a) Certifications of Vadim Mats, the Principal Financial Officer*

32.1	Section 1350 Certifications of Richard A. Brand, the Principal Executive Officer*

32.2	Section 1350 Certifications of Vadim Mats, the Principal Financial Officer*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT CAPITAL, INC.

By:	/s/ Richard A. Brand
Name: Richard A. Brand
Title: Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 14, 2014

By:	/s/ Vadim Mats
Name: Vadim Mats
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 14, 2014

