Form 10-K
period 2014-12-31
Point Capital, Inc.
filed 2015-03-31
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014 or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing price of $2.50 per share of common stock as of June 30, 2014 was $60,893,550.

As of March 31, 2015, there were 50,582,441 shares of common stock, par value $0.0001 per share, outstanding.

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

The address of our principal executive office is c/o Point Capital, Inc., 285 Grand Avenue, Building 5, Englewood, NJ 07631. Our telephone number is 201-408-5126. Our internet website is www.pointcapitalinc.com.

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

Section 56(a) of the 1940 Act requires that at least a majority of the Company’s Board of Directors be composed of independent Directors. To be considered independent, a Director may not be (i) an officer or employee of the Company, (ii) a direct or indirect beneficial owner of 5% or more of the Company’s voting shares, (iii) an immediate family member of an affiliate of the Company, (iv) any interested person of an investment adviser or principal underwriter to the Company, (v) legal counsel to the Company (or acted as such at any time during the preceding two completed fiscal years) or (vi) a person that has had a material business relationship with the Company at any time during the last two fiscal years. Our current Board of Directors consists of five members, three of whom we consider independent.

Our Board of Directors has established an Audit Committee to assist the Board of Directors in fulfilling its oversight responsibilities. The Audit Committee is composed of Van Parker, Committee Chairman, Joel Stone, and Leonard Schiller. The Audit Committee’s responsibilities include overseeing our accounting and financial reporting processes, our systems of internal controls over financial reporting, and audits of our financial statements.

Intellectual Property

We do not own any intellectual property rights except for our internet websites at the following URLs: www.pointcapitalinc.com and www.hempfundinginc.com.

Employees

We have no employees other than our three executive officers, who are also two of our five directors.  All functions including development, strategy, negotiations and administration are currently being provided by our executive officers. Our officers and directors do not work exclusively for us and do not devote all of their time to our operations.  Their other activities prevent them from devoting their full-time to our operations.

Item 1A.       Risk Factors

Risks Relating to Our Business and Structure

We could lose our status as a business development company or be precluded from investing according to our current business plan.

As a business development company, we must continue to comply with numerous rules and regulations under the 1940 Act, including without limitation, maintaining at least 70% of our total assets as "qualifying assets", having a majority of non-interested directors on our board and maintaining our securities under specific regulations. Currently we are in compliance. However, if we lose our status as a business a business development company, this would have a material adverse effect on our ability to invest, on our operating results, financial condition and ability to pay dividends, and on the value of our common stock. Such a ruling or decision also may require that we dispose of investments that we made. Such dispositions could have a material adverse effect on us and our stockholders. We may need to dispose of such investments quickly, which would make it difficult to dispose of such investments on favorable terms. In addition, because these types of investments will generally be illiquid, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

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

Risks Related to Our Current and Future Investments

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

In addition, investing in small and middle market companies involves a number of significant risks, including that they:

●	may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

●	may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

●	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

●	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and directors may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

●	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

Defaults by our current and future portfolio companies will harm our operating results.

A current or future portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we may hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting future portfolio company.

We may not realize gains from our current or future equity investments.

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

We intend to invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our future investments in the near-term. We expect that our future investments will generally be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our current and future investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our current or future portfolio companies.

We may not have the funds or ability to make additional investments in our current and future portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

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

●	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90.0% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4.0% nondeductible federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

●	The income source requirement will be satisfied if we obtain at least 90.0% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

●	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we expect that most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB under the symbol “PTCI”, formerly “GDSW.” Our common stock was listed on January 5, 2012. The following table sets forth the range of high and low sales prices of our common stock as reported on the OTCQB Market for the period beginning May 13, 2014, our initial trade date, through December 31, 2014.

Quarter Ended	High	Low
December 31, 2014	$2.25	$0.75
September 30, 2014	$2.50	$2.25
June 30, 2014	$2.50	$2.35

Security Holders

As of March 31, 2015, there were 50,582,441 shares of common stock issued and outstanding, which were held by approximately 93 stockholders of record.

We are authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of blank check preferred stock, of which 1,000,000 are designated as Series A Convertible Preferred Stock.

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

Recent Sales of Unregistered Securities

On August 1, 2014, the Company issued 250,000 shares of the Company’s common stock to a purchaser for $75,000 ($0.30/share), based upon the fair value of the Company’s common stock on the date of issuance. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

On July 1, 2014, the Company issued 1,450,001 shares of the Company’s common stock to various purchasers for $435,000 ($0.30/share), based upon the fair value of the Company’s common stock on the date of issuance. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

Equity Compensation Plans

We do not have any equity compensation plans, other than the option plan adopted by the Board for the independent directors described below.

Item 6.          Selected Financial Data.

The following selected financial data for the years ended December 31, 2014 and 2013 (prior to 2013, Selected Financial Data was not required to be presented as  the Company was a “smaller reporting company”) is derived from our financial statements which have been audited by EisnerAmper LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	At and for the Years Ended
Statement of Operations Data:	December 31, 2014	December 31, 2013
Total investment income	$20,565	$625
Operating expenses:
Total operating expenses	269,435	72,611
Net investment loss	(248,870)	(71,986)
Net unrealized appreciation (depreciation) on investments	(219,956)	65,143
Net realized gain on investments	92,277	39,754
Net increase in net assets resulting from operations	(376,549)	32,911

Per Share Data:
Net asset value per common share	$0.05	$0.04
Net investment loss (1)	(0.01)	0.00
Net decrease in net assets resulting from operations (1)	(0.01)	0.00
Distributions declared	-	-

Balance Sheet Data at Period End:
Investments at fair value	$1,008,437	$196,164
Cash	1,739,520	2,010,620
Total assets	2,771,532	2,207,384
Total liabilities and redeemable convertible preferred stock	402,554	418,717
Net assets	2,368,978	1,788,667
Common shares outstanding	50,582,441	40,606,200
Preferred shares outstanding	4,000	4,000

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

Overview

We are a closed-end, non-diversified investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  As a business development company, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. For the 2014 tax year, we will elect to be treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Portfolio Update

As of December 31, 2014, we held thirteen portfolio companies. All are non-controlled and non-affiliated investments.

Optex Systems Holdings, Inc. (OPXS) On November 17, 2014, we completed a $100,000 investment in a 12% Convertible Debenture. Optex Systems Holdings, Inc., an OTC BB listed company, manufactures optical sighting systems and assemblies primarily for Department of Defense (DOD) applications. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies.

Vapor Corp. (VPCO) On November 14, 2014, we completed a $100,000 investment in a 7% Convertible Debenture as well as 90,909 warrants. Vapor Corp., a Nasdaq listed company, markets and distributes electronic cigarettes. The Company distributes electronic devices that vaporize a liquid solution, which provides users an experience akin to smoking without actual combustion. The exercise price of the warrants is $2.00 per share.

iNeedMD Holdings, Inc. (NEMD) On October 15, 2014, we completed a $795 investment in 25,000 shares of Common Stock. iNeedMD Holdings Inc., an OTC BB listed company, operates as a holding company. The Company, through its subsidiaries, manufactures medical devices that acquires and transmits health related data.

Orbital Tracking Corp. (TRKK) On October 10, 2014, we completed a $150,000 investment in 200,000 shares of Series C Preferred Stock and 100,000 shares of Series D Preferred Stock. Orbital Tracking Corp., an OTC BB listed company, provides satellite telecommunications voice airtime, tracking devices and services, and ground station construction. The company provides mobile voice and data communications services globally via satellite. Each shares of Series C Preferred convert into 10 shares of common stock. Each shares of Series D Preferred convert into 20 shares of common stock.

NXT-ID, Inc. (NXTD) On September 11, 2014, we completed a $100,000 investment in 36,363 shares of Common Stock as well as 36,363 listed warrants (NXTDW). NXT-ID, Inc., a NASDAQ listed company, is a development stage technology company that is focused on products, solutions, and services that have a need for biometric secure access control. The exercise price of the warrants is $3.00 per share. We have sold this investment.

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

PishPosh, Inc. On July 2, 2014, we made an investment of $150,000 in Convertible Preferred Stock. The effective date of the investment is July 2, 2014. PishPosh, Inc. is a private company that operates a commerce platform serving parents and grandparents of newborns, infants, and toddlers. $100,000 of the Convertible Preferred Stock is convertible at $1.00 and $50,000 is convertible at $0.2666.

Musclepharm Corp. On June 19, 2014, we completed a $90,000 investment in 10,000 shares of Common Stock. Musclepharm Corp., an OTC BB listed company, markets sports nutrition products. The company's products include amino acids, herbs and proteins and are intended to enhance workouts, repair muscles, and nourish the body. The company markets its products through specialty retailers throughout the world. We currently hold 2,500 shares of common stock.

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

Ruthigen, Inc. On March 21, 2014, we completed a $150,003 investment in 20,690 shares of Common Stock as well as 20,690 warrants. Ruthigen, Inc., a Nasdaq listed company, focuses on the discovery, development, and commercialization of pharmaceutical-grade hypochlorous acid based therapeutics to prevent and treat infection in invasive applications. The exercise price of the warrants is $7.25 per share.

Be Active Holdings, Inc. On February 18, 2014, we completed a $100,000 investment in 3,333,333 shares of Common Stock as well as 3,333,333 warrants. Be Active Holdings, Inc., an OTC BB listed company, manufactures and sells low fat, low calorie, and natural probiotic frozen yogurt primarily to supermarkets, as well as to convenience and other foods stores. The exercise price of the warrants is $0.03 per share. We exercised 3,333,333 warrants on a cashless basis and received 2,729,468 shares of common stock. We have sold this investment.

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

Results of Operations

For the years ended December 31, 2014, 2013 and 2012, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes (i) net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net change in unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Net Change in Unrealized Appreciation (Depreciation) For the years ended December 31, 2014 and 2013, we had a cost basis in our portfolio companies of $1,163,250 and $131,021 with a fair market value of $1,008,437 and $196,164, respectively. The net change in unrealized appreciation (depreciation) for the years ended December 31, 2014 and 2013 was $(219,956) and $65,143, respectively. There was no investment activity for the year ended December 31, 2012.

Investment Income For the years ended December 31, 2014 and 2013, we earned interest income from cash and cash equivalents of $34 and $25, respectively.  During the years ended December 31, 2014 and 2013, we also earned $13,781 and $600 of interest from our convertible debenture investments, respectively. In addition, during the years ended December 31, 2014 and 2013, we also earned $6,750 and $0 of dividend income, respectively. Except as set forth above, we did not earn any other investment income during the years ended December 31, 2014, 2013 and 2012. There was no investment activity in for the year ended December 31, 2012.

Net Realized Gain For the years ended December 31, 2014 and 2013, we disposed of certain positions recognizing a net realized gain of $92,276 and $39,754, respectively. There was no investment activity for the year ended December 31, 2012.

Operating Expenses For the year ended December 31, 2014, total operating expenses were $269,435 consisting mainly of professional accounting, legal, consulting and Edgar fees related to SEC required filings. For the years ended December 31, 2013 and 2012 total operating expenses were $72,611 and $39,446, respectively, which consisted mainly of professional accounting, legal, and Edgar fees related to SEC required filings.

Net Increase (Decrease) in Net Assets Resulting from Operations For the years ended December 31, 2014 and 2013, the net increase (decrease) in net assets resulting from operations was $(376,549) and $32,911, respectively. For the year ended December 31, 2012, the net loss was $39,446.

Liquidity and Capital Resources

As of December 31, 2014, the Company had $1,739,520 in cash and cash equivalents, compared to $2,010,620 as of December 31, 2013, primarily generated from the sale of 11,625,000 common shares at $0.20 per share for a total gross offering price of $2,325,000, of which $330,000 was raised during the three months ended March 31, 2014. In addition, the company sold 1,700,001 for gross proceeds of $510,000 ($0.30/share) during the three months ended September 30, 2014.

The Company believes that our existing available cash will enable the Company to meet the working capital requirements for at least 12 months.

The Company has no agreements or arrangements to raise capital. Network 1 Financial Services Inc. completed an offer to sell up to $2,000,000 of common shares (of which $2,305,000 has been closed upon as of January 31, 2014) in accordance with the terms of the placement agency agreement. As of the date of this filing, total direct offering costs paid in cash were $231,190. The placement agent was also entitled to 6,126,240 shares of the Company’s common stock which was issued on March 25, 2014. These shares have a fair value of $1,225,248, based upon the cash offering price of $0.20/share, which represented the best evidence of fair value at the date of issuance.

We currently have no commitments with any person for any capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

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

Income Taxes

For 2014, The Company intends to elect to be treated for federal income tax purposes, and intends to qualify thereafter, as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of ‘‘Investment Company Taxable Income,’’ as defined in the Code, each year. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. The Company intends to distribute sufficient dividends to maintain its RIC status each year. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income each calendar year, 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. The Company will generally endeavor each year to avoid any federal excise taxes.

The company did not have any distributable income as of December 31, 2014 and 2013.

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

Item 8.          Financial Statements and Supplementary Data.

Point Capital, Inc.

Financial Statements

December 31, 2014 and 2013

CONTENTS

Page(s)
Report of Independent Registered Public Accounting Firms	F-1

Consolidated Statements of Assets and Liabilities – December 31, 2014 and December 31, 2013	F-2

Consolidated Statements of Operations – Years ended December 31, 2014, 2013 and 2012	F-3

Consolidated Statement of Changes in Net Assets – Years ended December 31, 2014, 2013 and 2012	F-4

Consolidated Statements of Cash Flows – Years ended December 31, 2014, 2013 and 2012	F-5

Consolidated Schedule of Investments as of December 31, 2014	F-6

Schedule of Investments as of December 31, 2013	F-7

Notes to Consolidated Financial Statements	F-8 - F-19

EisnerAmper LLP
750 Third Avenue
New York, NY 10017-2703
T 212.949.8700
F 212.891.4100

www.eisneramper.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Point Capital, Inc.

We have audited the accompanying consolidated statements of assets and liabilities of Point Capital, Inc. and subsidiary (the "Company"), including the consolidated schedules of investments as of December 31, 2014 and December 31, 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three year period ended December 31, 2014 and financial highlights for each of the years in the two year period ended December 31, 2014. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2014 and 2013, by correspondence with the custodians. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Point Capital, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations, changes in their net assets, and their cash flows for each of the years in the three year period ended December 31, 2014, and financial highlights for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

New York, New York

March 31, 2015

New York | New Jersey | Pennsylvania | California | Cayman Islands

EisnerAmper is an independent member of PKF International Limited

Point Capital, Inc.
Consolidated Statements of Assets and Liabilities

	December 31, 2014	December 31, 2013

ASSETS
Investments at fair value
Non-controlled/Non-affiliated investments (cost $1,163,250 and $131,021)	$1,008,437	$196,164
Cash and cash equivalents	1,739,520	2,010,620
Interest receivable	2,380	600
Dividends receivable	2,250	-
Prepaid expenses	18,945	-
Total Assets	$2,771,532	$2,207,384

LIABILITIES
Accounts payable and accrued expenses	$2,554	$2,050
Notes payable	-	15,000
Interest payable	-	1,667
Total Liabilities	2,554	18,717

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares
authorized, 1,000,000 shares designated; 4,000 and none issued and outstanding ($100 per share redemption value)	400,000	400,000

NET ASSETS
Common stock, $0.0001 par value, 100,000,000 shares authorized;
50,582,441 and 40,606,200 shares issued and outstanding	5,058	4,061
Additional paid-in capital	3,686,486	2,919,449
Accumulated net investment loss	-	(71,986)
Accumulated undistributed net realized gain on investments	-	39,754
Unrealized (depreciation) appreciation on investments	(154,813)	65,143
Accumulated deficit during development stage	(1,167,754)	(1,167,754)
Total Net Assets	2,368,978	1,788,667

Total Liabilities and Net Assets	$2,771,532	$2,207,384

Net Asset Value per common share	$0.05	0.04

See accompanying notes to financial statements

Point Capital, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013	2012
INVESTMENT INCOME
Interest and dividend income
Non-controlled/Non-affiliated investments	$20,565	$625	$-

EXPENSES
Professional fees	54,721	52,015	-
Filing fees	6,744	10,296	-
Consulting fees	174,000	-	-
General and administrative expenses	33,970	10,300	39,446

Total expenses	269,435	72,611	39,446

Net investment loss	$(248,870)	$(71,986)	$-

Net Realized and Unrealized Gain on Investments

Net realized gain on investments
Non-controlled/Non-affiliated investments	$92,277	$39,754	$-
Net change in unrealized appreciation (depreciation) on investments
Non-controlled/Non-affiliated investments	$(219,956)	$65,143	$-
Net realized and unrealized gain on investments	$(127,679)	$104,897	$-

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(376,549)	32,911	-

Net loss	-	-	(39,446)

Net loss per common share - basic and diluted (1)	-	-	(0.00)

Weighted average number of common shares outstanding during the year - basic and diluted (1)	-	-	30,631,200

(1) Not presented for 2014 and 2013 as presentation of earnings per share is not required for investment companies.

See accompanying notes to financial statements

Point Capital, Inc.
Consolidated Statements of Changes in Net Assets
Years ended December 31, 2014, 2013 and 2012

					Accumulated
				Accumulated	Undistributed Net	Unrealized Appreciation	Accumulated Deficit	Total
	Common Stock, $0.0001 Par Value		Additional Paid In	Net Investment	Realized Gain On	(Depreciation) On	During Development	Net Assets
	Shares	Amount	Capital	Loss	Investments	Investments	Stage	(Deficit)

Balance - December 31, 2011	30,631,200	3,063	1,123,497	-	-	-	(1,128,308)	(1,748)

Net loss	-	-	-	-	-	-	(39,446)	(39,446)

Balance - December 31, 2012	30,631,200	3,063	1,123,497	-	-	-	(1,167,754)	(41,194)

Common stock issued ($0.20/share)	9,975,000	998	1,994,002	-	-	-	-	1,995,000

Offering costs	-	-	(198,050)	-	-	-	-	(198,050)

Increase (decrease) in net assets resulting from operations	-	-	-	(71,986)	39,754	65,143	-	32,911

Balance - December 31, 2013	40,606,200	$4,061	$2,919,449	$(71,986)	$39,754	$65,143	$(1,167,754)	$1,788,667

Common stock issued ($0.20/share)	1,650,000	165	329,835	-	-	-	-	330,000

Common stock issued ($0.30/share)	1,700,001	170	509,830	-	-	-	-	510,000

Shares issued for services	6,626,240	663	1,374,585	-	-	-	-	1,375,248

Offering costs	-	-	(1,258,388)	-	-	-	-	(1,258,388)

Increase (decrease) in net assets resulting from operations	-	-	-	(248,870)	92,277	(219,956)	-	(376,549)

Tax reclassification of stockholders' equity	-	-	(188,825)	320,856	(132,031)	-	-	-

Balance - December 31, 2014	50,582,441	$5,058	$3,686,486	$-	$-	$(154,813)	$(1,167,754)	$2,368,978

See accompanying notes to financial statements

Point Capital, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2014	2013	2012
Net increase (decrease) in net assets resulting from operations	$(376,549)	$32,911	$-
Net loss	-	-	(39,446)
Adjustments to reconcile net increase in net assets/net loss to net cash used in operating activities:
Purchases of investments	(1,466,546)	(180,000)	-
Net realized gain on investments	(92,277)	(39,754)	-
Net change in unrealized (appreciation) depreciation on investments	219,956	(65,143)	-
Proceeds from sale of investments	526,594	88,733	-
Increase in interest receivable	(1,779)	(600)	-
Increase in dividends receivable	(2,250)	-	-
Increase (decrease) in accounts payable and accrued expenses and interest payable	(1,164)	(17,756)	17,973
Increase in prepaid expenses	(18,945)	-	-
Stock issued for services	150,000	-	-
Net Cash Used In Operating Activities	(1,062,960)	(181,609)	(21,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	-	20,000
Repayment of notes payable	(15,000)	(5,000)	-
Proceeds from issuance of redeemable Series A, Convertible Preferred Stock	-	400,000	-
Proceeds from issuance of common stock	840,000	1,995,000	-
Offering costs	(33,140)	(198,050)	-
Net Cash Provided By Financing Activities	791,860	2,191,950	20,000

Net (Decrease) Increase in cash and cash equivalents	(271,100)	2,010,341	(1,473)

Cash and cash equivalents - Beginning of year	2,010,620	279	1,752

Cash and cash equivalents - End of year	$1,739,520	$2,010,620	$279

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,726	$1,136	$-
Taxes Paid	$915	$-	$-

Noncash Financing Activities
Issuance of common stock for services	$1,375,248	$-	$-
Offering costs	$(1,258,388)	$(198,050)	$-

See accompanying notes to financial statements

POINT CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2014

Company	Industry*	Type of Investment	Principal /Shares	Cost	Fair Value	% of Net Assets
Non-controlled/Non-affiliated investments
Intercloud Systems, Inc. (1)(3)	IT Consulting & Other Services	Common Stock	17,425	$108,875	$50,881	2.15%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	38,835	31,021	47,540	2.01%

Ruthigen, Inc. (2)	Biotechnology	Common Stock	20,690	149,796	72,415	3.06%
		Series A Warrants	20,690	207	6,160	0.26%

Arista Power, Inc. (1)	Electrical Components & Equipment	Series A Convertible Preferred Stock	100,000	46,505	35,000	1.48%
		Warrants	750,000	53,495	47,923	2.01%

Cesca Therapeutics, Inc.	Health Care Equipment	Common Stock	55,000	68,341	56,100	2.36%
(2)		Warrants	16,500	14,159	9,605	0.40%

Musclepharm Corp. (2)(4)	Personal Products	Common Stock	2,500	22,500	21,250	0.89%

PishPosh Inc.(1)(2)	Online Retail - Specialty Apparel	Convertible Preferred Stock	150,000	149,988	95,856	4.04%
		Warrants	50,000	12	339	0.00%

Bacterin Holdings	Health Care Supplies	Common Stock	23,026	99,475	69,769	2.94%
International Inc.(2)		Warrants	11,513	31,773	17,383	0.72%

Dejour Energy Inc. (2)	Oil & Gas Exploration	Warrants	800,000	36,308	25,369	1.06%

iNeedMD Holdings, Inc.	Health Care Supplies	Common Stock	25,000	795	795	0.02%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series C Convertible Preferred Stock	200,000	100,000	100,000	4.21%
		Series D Convertible Preferred Stock	100,000	50,000	50,000	2.10%

Optex Systems Holdings Inc. (1)	Aerospace & Defense	12% Convertible Debenture (Due 11/2016)	$100,000	100,000	179,520	7.57%

Vapor Corp. (1)	Tobacco	7% Convertible Debenture (Due 11/2015)	$100,000	51,487	62,700	2.64%
		Warrants	90,909	48,513	59,832	2.52%
Total Non-controlled/Non-affiliated investments				$1,163,250	$1,008,437	42.57%

Reconciliation to Net Assets:
Investments at fair value					$1,008,437	42.57%
Cash and cash equivalents					1,739,520	73.43%
Other current assets					23,575	1.00%
Liabilities in excess of other assets					(402,554)	(16.99)%
Net Assets					$2,368,978	100.00%

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.
(2) Securities are not income producing.
(3) Converted $112,000 in principal and interest into common shares.
(4) Security is subject to an 8 month (12.5%/month) bleed-out agreement. No more than 1,250 shares can be sold per month.

See accompanying notes to financial statements

POINT CAPITAL, INC.
SCHEDULE OF INVESTMENTS
As of December 31, 2013

Company	Industry*	Type of Investment	Principal /Shares	Cost	Fair Value	% of Net Assets
Non-controlled/Non-affiliated investments
Intercloud Systems, Inc. (1)	IT Consulting & Other Services	12% Convertible Debenture (Due 06/2015)	$100,000	$100,000	$144,340	8.07%
		Common Stock	315	-	2,891	0.16%

CombiMatrix Corp.(1)(2)	Life Sciences Tools & Services	Warrants	38,835	31,021	48,933	2.74%
Total Non-controlled/Non-affiliated investments				$131,021	$196,164	10.97%

Reconciliation to Net Assets:
Investments at fair value					$196,164	10.97%
Cash and cash equivalents					2,010,620	112.41%
Liabilities in excess of other assets					(418,117)	(23.38)%
Net Assets					$1,788,667	100.00%

(1)	Securities are exempt from registration under Rule 144A promulgated under the Securities Act.
(2)	Securities are not income producing.

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

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
IT Consulting & Other Services	$50,881	5.05%	$147,231	75.06%
Life Sciences Tools & Services	47,540	4.71%	48,933	24.94%
Biotechnology	78,575	7.79%	-	-%
Electrical Components & Equipment	82,923	8.22%	-	-%
Health Care Equipment	65,705	6.52%	-	-%
Personal Products	21,250	2.11%	-	-%
Online Retail - Specialty Apparel	96,195	9.54%	-	-%
Health Care Supplies	87,947	8.72%	-	-%
Oil & Gas Exploration	25,369	2.52%	-	-%
Communications Equipment	150,000	14.87%	-	-%
Aerospace & Defense	179,520	17.80%	-	-%
Tobacco	122,532	12.15%	-	-%
	$1,008,437	100.00%	$196,164	100.00%

See accompanying notes to the financial statements

Point Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

1.	Organization and Business

Point Capital, Inc. (the “Company”), was incorporated in the State of New York on July 13, 2010.

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

On October 4, 2013, the Company filed a Form N-54A and elected to become a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”).

The Company’s investment objective is to provide current income and capital appreciation. The Company intends to accomplish its objective by investing in the common stock, preferred stock, warrants and convertible notes of small and mid-cap companies. The Company’s investments are made principally through direct investments in prospective portfolio companies.  However, the Company may also purchase securities in private secondary transactions. The Company to a lesser extent will also invest in private companies that meet its investment objectives. The Company is an investment company and applies the specialized accounting and reporting guidance of Accounting Standards Codification Topic 946 “Financial Services – Investment Companies.”

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP"). On March 27, 2014, the Company formed a wholly-owned subsidiary, Hemp Funding, Inc., to invest in companies that are positioned for growth in the legal cannabis industry. The subsidiary has not made investments to date. The Company consolidates the subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.

Point Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

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

December 31, 2014

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

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2014:

	Level 1	Level 2	Level 3	Total
Common Stock	$270,415	$-	$795	$271,210
Convertible Preferred	-	35,000	245,856	280,856
Convertible Debentures	-	-	242,220	242,220
Warrants	-	153,979	60,172	214,151
Total Investments	$270,415	$188,979	$549,043	$1,008,437

Point Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2013:

	Level 1	Level 2	Level 3	Total
Common Stock	$-	$-	$2,891	$2,891
Convertible Debentures	-	-	144,340	144,340
Warrants	-	48,933	-	48,933
Total Investments	$-	$48,933	$147,231	$196,164

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments as of December 31, 2014:

Balance at January 1, 2014	$147,231
Purchase of investments	500,795
Net unrealized appreciation on investments	(98,983)
Balance at December 31, 2014	$549,043

Net change in unrealized appreciation in earnings relating to assets still held	$(98,983)

	Fair Value at December 31, 2014	Valuation Technique	Unobservable inputs	Input
Investments, at fair value
Common Stock	$795	Recent Transaction	N/A	N/A
Convertible Preferred	$95,856	Comparable market approach	Discount for lack of marketability (“DLOM”)	35%
			Price/Sales Multiple	1.38	x
Convertible Preferred	$150,000	Recent Transaction	N/A	N/A
Convertible Debentures	$179,520	Comparable market value	Restriction discount	56%
Convertible Debentures	$62,700	Comparable market value	Restriction discount	43%
Warrants	$340	Comparable market approach	Price/Sales Multiple	1.38	x
Warrants	$59,832	Comparable market value	Restriction discount	43%

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments as of December 31, 2013:

Balance at January 1, 2013	$-
Purchase of investments	100,000
Net unrealized appreciation on investments	47,231
Balance at December 31, 2013	$147,231

Net change in unrealized appreciation in earnings relating to assets still held	$47,231

Point Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

	Fair Value at December 31, 2013	Valuation Technique	Unobservable inputs	Input
Investments, at fair value
Common stock	$2,891	Comparable market value	Restriction discount	50%
Convertible debentures	$144,340	Comparable market value	Restriction discount	50%

If the price multiple or sales multiple were to increase or decrease, the fair value of the investments would increase or decrease, respectively. If the DLOM or restriction discount were to increase or decrease, the fair value of the investments would decrease or increase, respectively.

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

At December 31, 2014 and 2013, the Company did not have any Controlled or Affiliated investments.

Offering and Related Offering Costs

During the year ended December 2014, the Company issued 3,350,001 shares of common stock for gross proceeds of $840,000 through several private capital raises.

Offering costs include any costs associated with the offering of the Company’s shares.

During the year ended December 31, 2014, the Company incurred $33,140 in offering expenses to a third party placement agent (“Agent”) associated with capital raising activities with gross proceeds of $330,000. The offering costs were paid to the Agent based upon a 7% fixed amount and an additional amount up to 3% in a non-accountable expense allowance related to gross proceeds raised.

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

The Company incurred $198,050 and $0 in offering costs for the years ended December 31, 2013 and 2012, respectively.

Point Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

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

Income Taxes

For 2014, The Company intends to elect to be treated for federal income tax purposes, and intends to qualify thereafter, as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of ‘‘Investment Company Taxable Income,’’ as defined in the Code, each year. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. The Company intends to distribute sufficient dividends to maintain its RIC status each year. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income each calendar year, 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. The Company will generally endeavor each year to avoid any federal excise taxes.

The Company accounts for income taxes in accordance with accounting guidance FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.  Although the Company files federal and state tax returns, its major tax jurisdiction is federal.  The 2011, 2012, 2013 and 2014 federal tax years for the Company remain subject to examination by tax authorities.

As of December 31, 2013, the Company had not recorded a liability for any unrecognized tax positions.  Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.  The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses.  There were no such expenses for the years ended December 31, 2014, 2013, and 2012.

Point Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

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

Point Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

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

As of December 31, 2014, the Company did not have a difference between book basis and tax basis cost of investments as of December 31, 2014.  The aggregate gross unrealized appreciation and gross unrealized depreciation on a tax basis was $124,851 and $(279,664) at December 31, 2014, respectively.

For the year ended December 31, 2014, the reconciliation of net decrease in net assets resulting from operations to taxable loss is as follows:

2014
Book loss from operating activities	$(376,549)
Net unrealized (gain) / loss on investments	219,956
Taxable loss	$(156,593)

During 2014, as a result of permanent book-to-tax differences, the Company decreased accumulated net investment loss and decreased additional paid-in capital by $188,825.  Aggregate stockholders’ equity was not affected by this reclassification.  There were no deferred tax assets or liabilities as of December 31, 2014.  Tax information for the fiscal year ended December 31, 2014 is an estimate and will not be finally determined until the Company files its 2014 tax return.

Point Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

As of December 31, 2014, the components of accumulated gain and losses on a tax basis were as follows:

2014
Undistributed ordinary income / (loss)	$-
Undistributed long-term net capital gains	-
Total undistributed net earnings	-
Net unrealized depreciation on investments	(154,813)
Total undistributable taxable loss	$(154,813)

The Company had a net operating loss (“NOL”) carryforward of approximately $124,000 through December 31, 2013, expiring through 2033. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  An ownership change was triggered in June 2013, but there is no limitation on the NOL’s that have been incurred through that date. The Company intends to elect to be taxed as a Regulated Investment Company (“RIC”) for the year ended December 31, 2014. The NOL carryforwards cannot be used to offset income in years where the RIC election is in effect.

Deferred tax assets at December 31, 2013 and 2012 were approximately as follows:

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty existed relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2013.

Point Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

The actual tax benefit differs from the expected tax benefit for the period ended December 31, 2013 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.94% for state income taxes, a blended rate of 39.94%) as follows:

	2013	2012
	New Jersey	New York

Federal tax rate	34.00%	34.0%
State tax rate, net of federal benefit	5.94	4.69
Less: NOL carryforward	(39.94)%	(38.69)%
Tax rate	0.00%	0.00%

	2013	2012

Expected tax expense (benefit) - Federal	$13,000	$(12,000)
Expected tax expense (benefit) – State	1,000	(3,000)
Change in valuation allowance	(14,000)	15,000
Actual tax expense (benefit)	$-	$-

6.	Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain quarterly financial information for each of the last five quarters ended December 31, 2014.

	Investment Income		Net Investment Loss		Net Realized Gain on Investments		Net Change in Unrealized Appreciation (Depreciation) on Investments		Net Increase in Net Assets from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share

December 31, 2014	$4,647	0.00	($42,857)	(0.00)	($11,983)	(0.00)	$8,265	0.00	($46,575)	(0.00)
September 30, 2014	$4,510	0.00	($146,538)	(0.01)	$104,260	0.00	($293,023)	0.00	($335,301)	(0.01)
June 30, 2014	$8,405	0.00	($28,617)	(0.00)	$0	0.00	($401,342)	(0.01)	($429,959)	(0.01)
March 31, 2014	$3,003	0.00	($30,858)	(0.00)	$0	0.00	$466,144	0.01	$435,286	0.01
December 31, 2013 (1)	$600	0.00	($20,883)	(0.00)	$39,754	0.00	$65,143	0.00	$84,014	0.00

(1)	Prior to the quarter ended December 31, 2013, the Company filed as a "smaller reporting company." Accordingly, Selected Quarterly Financial Data is presented starting wuth the quarter ended December 31, 2013.

Point Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

7.	Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2014 and 2013 (1):

	As of and For the Years Ended December 31,
	2014	2013
Net asset value per common share data:
Net asset value, beginning of period	$0.04	$0.00

Net investment loss	(0.01)	0.00
Net realized gain on investments	0.00	0.00
Net change in unrealized appreciation (depreciation) on investments	0.00	0.00

Net increase (decrease) in net assets resulting from operations	(0.01)	0.00

Capital stock transactions:
Issuance of common stock (2)	0.05	0.05
Offering costs from issuance of common stock	(0.03)	(0.01)

Net increase in net assets from capital stock transactions	0.02	0.04

Net asset value, end of period	$0.05	$0.04

Ratios and supplemental data:
Per share market price, end of period (3)	$2.00	$-
Total return (4)	(17.84)%	not meaningful %
Common shares outstanding, end of period	50,582,441	40,606,200
Weighted average common shares outstanding during period	47,914,895	32,436,953
Net assets, end of period	$2,368,978	$1,788,667
Annualized ratio of operating expenses to average net assets	(11.59)%	(14.40)%
Annualized ratio of net investment loss to average net assets	(10.70)%	(14.28)%
Portfolio Turnover	60.84	49.94%

1.	Prior to 2013, the Company was not an investment company. Accordingly, financial highlights are presented for the years ended December 31, 2014 and 2013 only.

2.	Issuance of common stock for the years ended December 31, 2014 and 2013 is based on the average increase in net asset value attributable to each share issued in the Company's offerings during such period.

3.	The shares of the Company's common stock were listed in the OTC Market beginning January 5, 2012. There was no market price for the shares as of December 31, 2013.

4.	Total return is based on change in net asset value during the period, adjusted for the impact of capital stock transactions and related offering costs. Since there was no market price for the year ended December 31, 2013 and the shares were not actively traded in 2014, total return based on stock price has not been presented for the years ended December 31, 2014 and 2013.

Point Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

8.	Subsequent Events

On January 1, 2015, each independent director of the Company’s board was issued 112,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30. The directors entered into an agreement to issue each independent director of the board 112,500 options for the first quarter of 2015 and 37,500 on the first day of each quarter going forward at a strike price equal to the then fair market value.

On February 06, 2015, the Company purchased 39,000 shares of Actinium Pharmaceuticals Inc. (symbol: ATNM) common stock and 29,250 warrants for $175,500 in a public offering.

On February 06, 2015, the Company purchased 500,000 shares of YssUp Inc. (private company) common stock for $100,000.

On February 13, 2015, the Company made a $100,000 5% loan to Pulmatrix Inc. (private company).

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As disclosed in the Current Report on Form 8-K filed by the Company on March 5, 2014, the Company retained EisnerAmper LLP as its principal independent accountants.

Item 9A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of December 31, 2014.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

1.    Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets;

2.    Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

3.    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

In connection with the preparation of our annual financial statements, our management has conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2014, the matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) inadequate segregation of duties consistent with control objectives and (2) ineffective controls over period end financial disclosure and reporting processes.

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

On July 30, 2014, the Company added two independent members to the Board of Directors and the Audit Committee, Joel Stone and Leonard Schiller. Richard Brand, our CEO, resigned from the Committee so as to have a fully independent Audit Committee. There have been no other changes in the Company's internal control over financial reporting during our fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position

Richard A. Brand	58	Chairman, Chief Executive Officer and Director
Eric Weisblum	45	President, Chief Compliance Officer and Director
Vadim Mats	31	Chief Financial Officer
Van E. Parker	68	Director
Leonard Schiller	72	Director
Joel A. Stone	69	Director

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

Van E. Parker, Director, has been a board member and Executive Director of the Mediation Center of Charlottesville, Inc. since August 2013 and is a Virginia Supreme Court certified mediator. He previously served as interim Executive Director of the City of Milford’s Milford Arts Council. From June 2010 through August 2012 he was the development director and financial advisor to the Transportation Association of Greenwich, Inc. Mr. Parker was a Managing Director and later a Senior Advisor to Centre Capital Advisors, LLC, of Greenwich, CT, a registered broker-dealer, from 2007 through February 2013. In 2009 through 2010 Mr. Parker was an advisor to the chief executive officer of the Institute for Advanced Science and Engineering. Mr. Parker was a board member and chairman of the audit committee of Prospect Capital Corp. from its start in 2004 through 2008. Previously, he served as senior credit officer for Xerox Credit, Inc. Mr. Parker earned a Bachelor of Arts degree in political science at Colgate University and a MBA from the Graduate School of Business at Columbia University. He is a graduate of the Xerox Advanced Management School. Mr. Parker has received FINRA Series 62, 63 and 79 securities licenses.

Leonard Schiller, is President and Managing Partner of the Chicago law firm of Schiller Klein PC and has been associated with the firm since 1977. Mr. Schiller also has served as the President of The Dearborn Group, a residential property management and real estate company with properties located in the Midwest. Mr. Schiller has also been involved in the ownership of residential properties and commercial properties throughout the country. Mr. Schiller has acted as a principal in numerous private loan transactions and has been responsible for the structure, and management of these transactions. Mr. Schiller has also served as a member of the Board of Directors of IMALL, an internet search engine company, which was acquired by Excite@Home. He also served as a member of the Board of AccuMed International, Inc., a company which manufactured and marketed medical diagnostic screening products, which was acquired by Molecular Diagnostics, Inc. He presently serves as a director of Milestone Scientific, Inc., a Delaware company. He also serves as a director of Gravitas Cayman Corp. and a Limited Partner of Gravitas Capital Partners LLC, a private hedge fund.

Joel A. Stone, since 2005, has been a real estate investor. In addition, since early the early 1990’s, Mr. Stone has been a principal in the Hostmark Hospitality Group, an Illinois company and in 2011, co-founded The Fin Branding Company, a manufacturer of electronic cigarettes. Although he remained a principal with the VanKampen Group (including serving as Financial Principal for VanKampen Merritt, Inc. from 1980 to 1982, and president of its holding companies from 1980 to 1985) until its sale in 1985, in 1980 he created and served as President from 1980 to 1990 and Chief Executive Officer of VMS Realty Partners, a real estate syndicator and owner/operator entity controlling almost $10 billion of assets until it started liquidating its assets in 1990. It took Mr. Stone approximately 15 years to dispose of the last of VMS's assets. Prior thereto, in 1971 Mr. Stone co-founded a Certified Public Accounting firm at which he specialized in tax matters. Mr. Stone's early employment includes work as Internal Revenue agent, controller of a life insurance company, a senior tax accountant with a large public accounting firm and an attorney specializing in tax matters. Mr. Stone graduated DePaul University in 1966 with a Bachelor of Science in Commerce majoring in accountancy. In 1966, he became a Certified Public Accountant. In 1970, he earned a Juris Doctor degree from Depaul College of Law. Mr. Stone has been Chairman of the Board for the Jewish Federation of Metropolitan Chicago and a National Trustee of the Foundation Fighting Blindness.

There are no familial relationships among any of our officers or directors.  None of our directors or officers, except for Vadim Mats and Leonard Schiller, is a director in any other reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or has a material interest adverse to it.

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

The Audit Committee of our Board has selected EisnerAmper LLP as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2014. The Audit Committee, in its discretion and subject to approval by our Board in accordance with the 1940 Act, may direct the appointment of a different independent registered public accounting firm at any time during the year if it determines that such a change would be in the best interests of the Company and its stockholders.

We have adopted a Code of Business Ethics (the “Code”) that applies to all of our officers and directors. The Board reviews, approves and recommends any changes to the Code. It also reviews any violations of the Code. The Code is currently available on our website at www.pointcapital.com. If we make any substantive amendments to the Code or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment.

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

To our knowledge, based solely on review of the copies of such reports, we believe that during the fiscal year ended December 31, 2014 all applicable Section 16(a) filing requirements were complied with by our executive officers and directors except that (i) Richard Brand failed to file a Form 3 reporting that he is an officer and director of the Company and a Form 4 reporting an acquisition of shares, (ii) Eric Weisblum failed to file a Form 3 reporting that he is an officer and director of the Company and a Form 4 reporting an acquisition of shares and (iii) Van E. Parker failed to file a Form 3 reporting that he is an officer and director of the Company.

Item 11.      Executive Compensation.

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our principal executive officer and our principal financial officer during fiscal 2014, 2013 and 2013 (each a “named executive officer”). There were no highly compensated officers who had total compensation exceeding $100,000 for fiscal 2014, 2013 or 2012.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Other Compensation ($)	Total ($)

Richard Brand Chairman and CEO	2014 2013 2012	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Vadim Mats CFO	2014 2013 2012	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

Outstanding Equity Awards

Since our incorporation on July 13, 2010, no stock options or stock appreciation rights were granted to any of our named officers, none of our named officers exercised any stock options or stock appreciation rights, and none of them hold unexercised stock options. We have no long-term incentive plans.

Compensation of Directors

During the period from July 13, 2010 (inception) to December 31, 2014, none of our directors received compensation for services rendered in their capacity as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard Brand
Eric Weisblum
Van E. Parker
Leonard Schiller
Joel A. Stone

 * On January 1, 2015, each independent director of the Company’s board was issued 112,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30. The directors entered into an agreement to issue each independent director of the board 112,500 options for the first quarter of 2015 and 37,500 on the first day of each quarter going forward at a strike price equal to the then fair market value.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 31, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 50,582,441 shares of our common stock issued and outstanding as of March 31, 2014.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Point Capital, Inc., c/o Mr. Richard Brand, 285 Grand Avenue, Building 5, Englewood, NJ 07631

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership		Percent of Class

Richard A. Brand	Common	2,042,080		4.0%

Eric Weisblum	Common	0		0.0%

Van E. Parker	Common	0		0.0%

Leonard Schiller	Common	500,000		1.0%

Joel A. Stone	Common	1,000,000		2.0%

Vadim Mats	Common	0		0.0%

Whalehaven Capital Fund Limited (1)	Common	18,322,883		36.2%

Alpha Capital Anstalt (2)	Common	3,060,057	(3)	6.1%

Directors and Officers as a group (6 persons)		3,542,080		7.0%

(1)  Michael Finkelstein has voting and dispositive power as to the shares held by Whalehaven Capital Fund Limited.

(2)  Konrad Ackerman has voting and dispositive power as to the shares held by Alpha Capital Anstalt. The address of Alpha Capital is Pradafut 7 Furstentums 1490 Vaduz Liechtenstein C4 99999.

(3) Does not include 2,000,000 shares of common stock based on the 4,000 shares of Series A Convertible Preferred Stock held by Alpha Capital, each share of which is convertible by the holder at any time into 500 shares of common stock. The Certificate of Designations of the Series A held by Alpha Capital Anstalt contain provisions prohibiting the holder from acquiring more than 4.99% beneficial ownership of the Company’s common stock upon conversion of the Series A Preferred Stock.

Item 13.      Certain Relationships and Related Transactions and Director Independence.

Our current office space is provided free of charge by our President.

On August 15, 2014, Eric Weisblum contributed 3,584,160 shares of the Company’s common stock to Whalehaven Capital Fund Limited.

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

The following table shows the fees for services provided by EisnerAmper for the year ended December 31, 2014 and for services provided by EisnerAmper and Berman for the year ended December 31, 2013:

	2014	2013
Audit Fees (1)(2)	$57,321	$26,000
Audit Related Fees	-	-
Tax Fees (tax-related services)	$5,400	$1,000
All other fees	-	-
Total Fees	$62,721	$27,000

(1)	Audit fees - these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)	The 2014 audit Fees include the fees incurred for the reaudit of the year ended December 31, 2012, fees related to the 2014 audit, and fees related to the quarterly reviews of the nine months ended September 30, 2014. The 2014 and 2013 audits were performed by EisnerAmper LLP and the 2013 quarterly reviews were performed by Berman.

All services provided by and all fees paid to Berman were pre-approved by our board of directors. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

PART IV

Item 15.       Exhibits

Exhibits	Description

3.1	Certificate of Incorporation of Gold Swap Inc.(1)

3.2	Amendment to Certificate of Incorporation(1)

3.3	Bylaws of Gold Swap Inc. (1)

3.4	Certificate of Incorporation of Point Capital, Inc. (2)

3.5	Bylaws of Point Capital, Inc. (2)

4.1	Form of Stock Certificate(1)

4.2	Certificate of Designation of the Series A Convertible Preferred Stock.(3)

10.1	Stock Purchase Agreement dated April 24, 2013 between Point Capital, Inc. and Alpha Capital Anstalt(3)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 on March 30, 2011.

(2)	Incorporated by reference to the corresponding exhibit filed with the Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 28, 2012.

(3)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K dated April 24, 2013 as filed with the Securities and Exchange Commission on April 30, 2013.

(3)	Incorporated by reference to the Current Report on Form 10-Q for the quarter ended March 31, 2012 as filed with the Securities and Exchange Commission on May 15, 2012

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

Date: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Brand	Chairman, Chief Executive Officer, and Director	March 31, 2015
Richard A. Brand	(Principal Executive Officer)

/s/ Vadim Mats	Chief Financial Officer	March 31, 2015
Vadim Mats	(Principal Financial
and Accounting Officer)

/s/ Eric Weisblum	Director	March 31, 2015
Eric Weisblum

/s/ Van E. Parker	Director	March 31, 2015
Van E. Parker

/s/ Leonard Schiller	Director	March 31, 2015
Leonard Schiller

/s/ Joel A. Stone	Director	March 31, 2015
Joel A. Stone

