Form 10-Q
period 2015-03-31
Point Capital, Inc.
filed 2015-05-15
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

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

As of May 15, 2015, 50,582,441 shares of common stock, par value $0.0001 per share, were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.          Financial Statements.

CONTENTS

Page(s)

Consolidated Statements of Assets and Liabilities –
As of March 31, 2015 (unaudited) and December 31, 2014	2

Consolidated Statements of Operations (unaudited) –
Three months ended March 31, 2015 and 2014	3

Consolidated Statement of Changes in Net Assets (unaudited) –
Three months ended March 31, 2015 and 2014	4

Consolidated Statements of Cash Flows (unaudited) –
Three months ended March 31, 2015 and 2014	5

Consolidated Schedule of Investments as of March 31, 2015 (unaudited)	6

Consolidated Schedule of Investments as of December 31, 2014	7

Notes to Consolidated Financial Statements (unaudited)	9 - 18

Point Capital, Inc.
Consolidated Statements of Assets and Liabilities

	March 31, 2015	December 31, 2014
	(unaudited)

ASSETS
Investments at fair value
Non-controlled/Non-affiliated investments (cost $1,326,932 and $1,163,250)	$1,358,156	$1,008,437
Cash and cash equivalents	1,263,449	1,739,520
Interest receivable	3,336	2,380
Dividends receivable	2,250	2,250
Prepaid expenses	9,266	18,945
Investments in advance	200,000
Total Assets	$2,836,457	$2,771,532

LIABILITIES
Accounts payable and accrued expenses	$1,377	$2,554
Total Liabilities	1,377	2,554

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares
authorized, 1,000,000 shares designated; 4,000 issued and outstanding ($100 per share redemption value)	400,000	400,000

NET ASSETS
Common stock, $0.0001 par value, 100,000,000 shares authorized;
50,582,441 and 50,582,441 shares issued and outstanding	5,058	5,058
Additional paid-in capital	3,724,136	3,686,486
Accumulated net investment loss	(61,639)	-
Accumulated undistributed net realized loss on investments	(95,945)	-
Unrealized appreciation (depreciation) on investments	31,224	(154,813)
Accumulated deficit	(1,167,754)	(1,167,754)
Total Net Assets	2,435,080	2,368,978

Total Liabilities and Net Assets	$2,836,457	$2,771,532

Net Asset Value per common share	$0.05	$0.05

See accompanying notes to financial statements.

Point Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014
INVESTMENT INCOME
Interest and dividend income
Non-controlled/Non-affiliated investments	$7,656	$3,003

EXPENSES
Professional fees	15,500	27,228
Filing fees	4,965	1,632
General and administrative expenses	48,830	4,660

Total expenses	69,295	33,520

Net investment loss	(61,639)	(30,517)

Net Realized and Unrealized (Loss) Gain on Investments

Net realized loss on investments
Non-controlled/Non-affiliated investments	$(95,945)	$-
Net change in unrealized appreciation on investments
Non-controlled/Non-affiliated investments	$186,037	$466,145
Net realized and unrealized gain on investments	$90,092	$466,145

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$28,453	$435,628

See accompanying notes to financial statements.

Point Capital, Inc.
Consolidated Statements of Changes in Net Assets
(Unaudited)

					Accumulated
					Undistributed
				Accumulated	Net Realized	Unrealized
	Common Stock,		Additional	Net	Gain (Loss)	Appreciation
	$0.0001 Par Value		Paid In	Investment	On	On	Accumulated	Total
	Shares	Amount	Capital	Loss	Investments	Investments	Deficit	Net Assets

Balance - December 31, 2013	40,606,200	$4,061	$2,919,449	$(71,986)	$39,754	$65,143	$(1,167,754)	$1,788,667

Common stock issued ($0.20/share)	1,650,000	165	329,835	-	-	-	-	330,000

Shares issued for services	6,126,240	613	1,224,635	-	-	-	-	1,225,248

Offering costs	-	-	(1,258,388)	-	-	-	-	(1,258,388)

Net increase (decrease) in net assets resulting from operations	-	-	-	(30,517)	-	466,145	-	435,628

Balance - March 31, 2014	48,382,440	$4,839	$3,215,531	$(102,503)	$39,754	$531,288	$(1,167,754)	$2,521,155

Balance - December 31, 2014	50,582,441	$5,058	$3,686,486	$-	$-	$(154,813)	$(1,167,754)	$2,368,977

Stock-based compensation	-	-	37,650	-	-	-	-	37,650

Net increase (decrease) in net assets resulting from operations	-	-	-	(61,639)	(95,945)	186,037	-	28,453

Balance - March 31, 2015	50,582,441	$5,058	$3,724,136	$(61,639)	$(95,945)	$31,224	$(1,167,754)	$2,435,080

See accompanying notes to financial statements.

Point Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$28,453	$435,628
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(394,533)	(350,002)
Net realized loss on investments	95,945	-
Net change in unrealized appreciation on investments	(186,037)	(466,145)
Proceeds from sale of investments	134,906	-
Stock options issued for services	37,650	-
Increase (decrease) in interest receivable	(956)	(3,000)
Increase in other assets	-	(342)
Increase (decrease) in accounts payable and accrued expenses and interest payable	(1,178)	8,294
Increase in prepaid expenses	9,679	-
Increase in investments in advance	(200,000)	-
Net Cash Used In Operating Activities	(476,071)	(375,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	(15,000)
Proceeds from issuance of Series A, Convertible Preferred Stock	-	330,000
Offering costs	-	(33,140)
Net Cash Provided By Financing Activities	-	281,860

Net decrease in cash and cash equivalents	(476,071)	(93,707)

Cash and cash equivalents - Beginning of period	1,739,520	2,010,620

Cash and cash equivalents - End of period	$1,263,449	$1,916,913

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$1,726
Taxes Paid	$-	$775

Noncash Financing Activities
Issuance of stock options for services	$37,650	$1,225,248
Offering costs	$-	$(1,225,248)

See accompanying notes to financial statements.

POINT CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2015
(Unaudited)

						% of
		Type of	Principal/		Fair	Net
Company	Industry*	Investment	Shares	Cost	Value	Assets
Non-controlled/Non-affiliated investments
CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	38,835	$31,021	$70,618	2.90%

Ruthigen, Inc. (2)	Biotechnology	Common Stock	20,690	149,796	71,174	2.92%
		Series A Warrants	20,690	207	4,384	0.18%

Arista Power, Inc. (1)	Electrical Components & Equipment	Series A Convertible Preferred Stock	100,000	46,505	35,250	1.45%
		Warrants	750,000	53,495	48,864	2.00%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Common Stock	55,000	68,341	49,500	2.02%
		Warrants	16,500	14,159	7,917	0.32%

PishPosh Inc.(1)(2)	Online Retail - Specialty Apparel	Convertible Preferred Stock	150,000	149,988	105,967	4.34%
		Warrants	50,000	12	394	0.01%

Bacterin Holdings International Inc.(2)	Health Care Supplies	Warrants	11,513	31,773	24,209	0.98%

Dejour Energy Inc. (2)	Oil & Gas Exploration	Warrants	800,000	36,308	2,733	0.10%

iNeedMD Holdings, Inc. (1)(2)	Health Care Supplies	Common Stock	25,000	795	795	0.02%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series C Convertible Preferred Stock	200,000	100,000	100,000	4.10%
		Series D Convertible Preferred Stock	100,000	50,000	50,000	2.04%

Optex Systems Holdings Inc. (1)(2)	Aerospace & Defense	Series B Convertible Prefered	64	104,432	261,584	10.73%

Vapor Corp. (1)	Tobacco	7% Convertible Debenture (Due 11/2015)	$100,000	51,487	82,255	3.37%
		Warrants	90,909	48,513	82,072	3.36%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Common Stock	43,000	139,045	106,210	4.35%
		Warrants	29,250	51,055	54,230	2.22%

DatChat Inc. (1)(2)	Application Software	Common Stock	500,000	100,000	100,000	4.10%

Pulmatrix Inc. (1)	Biotechnology	5% Convertible Debenture (Due 02/2016)	100,000	100,000	100,000	4.10%

Total Non-controlled/Non-affiliated investments				$1,326,932	$1,358,156	55.77%

Reconciliation to Net Assets:
Investments at fair value	$1,358,156	55.77%
Cash and cash equivalents	1,263,449	51.89%
Other current assets	214,852	8.82%
Liabilities in excess of other assets	(401,377)	(16.47)%
Net Assets	$2,435,080	100.00%

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.

(2) Securities are not income producing.

POINT CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2014
						% of
		Type of	Principal/		Fair	Net
Company	Industry*	Investment	Shares	Cost	Value	Assets
Non-controlled/Non-affiliated investments
Intercloud Systems, Inc. (1)(3)	IT Consulting & Other Services	Common Stock	17,425	$108,875	$50,881	2.15%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	38,835	31,021	47,540	2.01%

Ruthigen, Inc. (2)	Biotechnology	Common Stock	20,690	149,796	72,415	3.06%
		Series A Warrants	20,690	207	6,160	0.26%

Arista Power, Inc. (1)	Electrical Components & Equipment	Series A Convertible Preferred Stock	100,000	46,505	35,000	1.48%
		Warrants	750,000	53,495	47,923	2.01%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Common Stock	55,000	68,341	56,100	2.36%
		Warrants	16,500	14,159	9,605	0.40%

Musclepharm Corp. (2)(4)	Personal Products	Common Stock	2,500	22,500	21,250	0.89%

PishPosh Inc.(1)(2)	Online Retail - Specialty Apparel	Convertible Preferred Stock	150,000	149,988	95,856	4.04%
		Warrants	50,000	12	339	0.00%

Bacterin Holdings International Inc.(2)	Health Care Supplies	Common Stock	23,026	99,475	69,769	2.94%
		Warrants	11,513	31,773	17,383	0.72%

Dejour Energy Inc. (2)	Oil & Gas Exploration	Warrants	800,000	36,308	25,369	1.06%

iNeedMD Holdings, Inc.	Health Care Supplies	Common Stock	25,000	795	795	0.02%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series C Convertible Preferred Stock	200,000	100,000	100,000	4.21%
		Series D Convertible Preferred Stock	100,000	50,000	50,000	2.10%

Optex Systems Holdings Inc. (1)	Aerospace & Defense	12% Convertible Debenture (Due 11/2016)	$100,000	100,000	179,520	7.57%

Vapor Corp. (1)	Tobacco	7% Convertible Debenture (Due 11/2015)	$100,000	51,487	62,700	2.64%
		Warrants	90,909	48,513	59,832	2.52%
Total Non-controlled/Non-affiliated investments				$1,163,250	$1,008,437	42.57%

Reconciliation to Net Assets:
Investments at fair value	$1,008,437	42.57%
Cash and cash equivalents	1,739,520	73.43%
Other current assets	23,575	1.00%
Liabilities in excess of other assets	(402,554)	(16.99)%
Net Assets	$2,368,978	100.00%

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.

(2) Securities are not income producing.

(3) Converted $112,000 in principal and interest into common shares.

(4) Security is subject to an 8 month (12.5%/month) bleed-out agreement. No more than 1,250 shares can be sold per month.

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2015 and December 31, 2014:

	March 31, 2015
	(unaudited)		December 31, 2014
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
IT Consulting & Other Services	$-	0.00%	$50,881	5.05%
Life Sciences Tools & Services	70,618	5.20%	47,540	4.71%
Biotechnology	335,998	24.74%	78,575	7.79%
Electrical Components & Equipment	84,114	6.19%	82,923	8.22%
Health Care Equipment	57,417	4.23%	65,705	6.52%
Personal Products	-	0.00%	21,250	2.11%
Online Retail - Specialty Apparel	106,361	7.83%	96,195	9.54%
Health Care Supplies	25,004	1.84%	87,947	8.72%
Oil & Gas Exploration	2,733	0.20%	25,369	2.52%
Communications Equipment	150,000	11.04%	150,000	14.87%
Aerospace & Defense	261,584	19.26%	179,520	17.80%
Tobacco	164,327	12.10%	122,532	12.15%
Application Software	100,000	7.36%	-	0.00%
	$1,358,156	100.00%	$1,008,437	100.00%

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

Point Capital, Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

On a quarterly basis, The Board of Directors (the “Board”) of the Company, in good faith, determines the fair value of investments in the following manner:

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

Point Capital, Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

The following are the Company’s investments owned by levels within the fair value hierarchy at March 31, 2015:

	Level 1	Level 2	Level 3	Total
Common Stock	$226,884	$-	$100,795	$327,679
Convertible Preferred	-	35,250	517,551	552,801
Convertible Debentures	-	-	182,255	182,255
Warrants	-	212,955	82,466	295,421
Total Investments	$226,884	$248,205	$883,067	$1,358,156

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2014:

	Level 1	Level 2	Level 3	Total
Common Stock	$270,415	$-	$795	$271,210
Convertible Preferred	-	35,000	245,856	280,856
Convertible Debentures	-	-	242,220	242,220
Warrants	-	153,979	60,172	214,151
Total Investments	$270,415	$188,979	$549,043	$1,008,437

Point Capital, Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the three months ended March 31, 2015:

Balance at January 1, 2015	$549,043
Purchase of investments	204,443
Net change in unrealized appreciation on investments	129,581
Balance at March 31, 2015	$883,067

Net change in unrealized appreciation in earnings relating to assets still held on March 31, 2015	$129,581

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

	Fair Value at March 31, 2015	Valuation Technique	Unobservable inputs	Input
Investments
Common Stock	$100,795	Recent Transaction	N/A	N/A

Convertible Preferred	$105,967	Comparable market approach	Discount for lack of marketability (“DLOM”)	35%
			Price/Sales Multiple	1.35x

Convertible Preferred	$150,000	Recent Transaction	N/A	N/A

Convertible Preferred	$261,584	Comparable market value	Restriction discount	38%

Convertible Debentures	$82,255	Comparable market value	Restriction discount	13%

Convertible Debenture	$100,000	Recent Transaction	N/A	N/A

Warrants	$394	Comparable market approach	Price/Sales Multiple	1.35x

Warrants	$82,072	Comparable market value	Restriction discount	13%

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments as of March 31, 2014:

Balance at January 1, 2014	$147,231
Purchase of investments	350,002
Net unrealized appreciation on investments	231,964
Balance at March 31, 2014	$729,197

Net change in unrealized appreciation in earnings relating to assets still held on March 31, 2014	$231,964

Point Capital, Inc.

Notes to Consolidated Financial Statements

(unaudited)

	Fair Value at December 31, 2014	Valuation Technique	Unobservable inputs	Input
Investments, at fair value
Common Stock	$795	Recent Transaction	N/A	N/A

Convertible Preferred	$95,856	Comparable market approach	Discount for lack of marketability (“DLOM”)	35%
			Price/Sales Multiple	1.38x

Convertible Preferred	$150,000	Recent Transaction	N/A	N/A

Convertible Debentures	$179,520	Comparable market value	Restriction discount	56%

Convertible Debentures	$62,700	Comparable market value	Restriction discount	43%

Warrants	$340	Comparable market approach	Price/Sales Multiple	1.38x

Warrants	$59,832	Comparable market value	Restriction discount	43%

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

At March 31, 2015 and December 31, 2014, the Company did not have any Controlled or Affiliated investments.

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

Point Capital, Inc.

Notes to Consolidated Financial Statements

(unaudited)

The Company incurred $1,258,388 in offering expenses for the three months ended March 31, 2014.

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

Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

Stock-Based Compensation for Obtaining Employee Services

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of FASB ASC Topic 718, stock based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model.

In January 2015, the Company created an Option Agreement in an effort to provide incentive to its independent directors. Under the provisions of the Option Agreement, if the Company’s common shares are traded in one of the national exchanges, the grant-date share price of the Company’s common stock will be used to measure the fair market value of the common shares issued. However, if the Company’s common shares are thinly traded, the use of share prices established in its most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The Company estimates the fair value of share options and similar instruments on the date of grant using a Black-Scholes option-pricing valuation model.

Point Capital, Inc.

Notes to Consolidated Financial Statements

(unaudited)

The compensation cost for an award of share-based employee compensation is classified as equity recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital).

The Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

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

As of March 31, 2015 and December 31, 2014, the Company had not recorded a liability for any unrecognized tax positions.  Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.  The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses.

Point Capital, Inc.

Notes to Consolidated Financial Statements

(unaudited)

3.	Redeemable Series A, Convertible Preferred Stock

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

4.	Stock Options

On January 1, 2015, each independent director of the Company’s board was issued 112,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30. The directors entered into an agreement to issue each independent director of the board 112,500 options for the first quarter of 2015 and 37,500 on the first day of each quarter going forward at a strike price equal to the then fair market value. Each option issuance vests over a 3-month period. As of March 31, 2015 there are 337,500 options exercisable.

Point Capital, Inc.

Notes to Consolidated Financial Statements

(unaudited)

As of March 31, 2015, there was no unvested stock-based compensation expense to recognize. Total share-based compensation expense recognized was $37,650 for the three months ended March 31, 2015. The aggregate intrinsic value at March 31, 2015 was $0 and was calculated based on the difference between the Company’s share price established in its most recent PPM and the exercise price of the underlying options.

To calculate the option-based compensation, the Company used the Black-Scholes option-pricing model. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience. To determine the fair value of the stock options, the Company utilized a 1.61% risk-free rate and 40% volatility.

5.	Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2015 and 2014:

Net asset value per common share data:	For the three months ended March 31,
	2015	2014
Net asset value, beginning of period	$0.05	$0.04

Net investment loss	(0.00)	0.00
Net realized gain (loss) on investments	(0.00)	0.00
Net change in unrealized appreciation (depreciation) on investments	0.00	0.01

Net increase (decrease) in net assets resulting from operations	(0.00)	0.01

Capital stock transactions:
Issuance of common stock	0.00	0.00
Offering costs from issuance of common stock	0.00	0.00

Net increase in net assets from capital stock transactions	0.00	0.00

Net asset value, end of period	$0.05	$0.05

Ratios and supplemental data:
Per share market price, end of period (1)	$1.25	$-
Total return (2)	0.92%	23.49%
Common shares outstanding, end of period	50,582,441	48,382,440
Weighted average common shares outstanding during period	50,582,441	42,096,283
Net assets, end of period	$2,435,080	$2,521,155
Annualized ratio of operating expenses to average net assets	(11.82)%	(6.33)%
Annualized ratio of net investment loss to average net assets	(10.51)%	(5.76)%
Portfolio Turnover	11.45%	-%

1.	The shares of the Company's common stock were listed in the OTC Market beginning January 5, 2012. There was no market price for the shares as of March 31, 2014.

2.	Total return is based on change in net asset value during the period, adjusted for the impact of capital stock transactions and related offering costs. Since there was no market price for the three months ended March 31, 2014 and the shares were not actively traded in 2014 and for the three months ended March 31, 2015, total return based on stock price has not been presented for the three months ended March 31, 2015 and 2014.

Point Capital, Inc.

Notes to Consolidated Financial Statements

(unaudited)

6.	Subsequent Events

On April 10, 2015, the Company closed on a $100,000 investment in Pershing Gold Corp. (symbol: PGLC) common stock and warrants.

On April 3, 2015, the Company closed on a $100,000 investment in MabVax Therapeutics Holdings Inc. (symbol: MBVX) common stock and warrants.

On April 2, 2015, the Company purchased 1,500,000 shares of DatChat Inc. (private company) common stock for $150.

On April 1, 2015, each independent director of the Company’s board was issued 37,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30.

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

Overview

We are a closed-end, non-diversified investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  As a business development company, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. For the 2015 tax year, we will elect to be treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Investment Strategy

We will seek to invest in companies that are asset rich and generating cash flow on a sustainable basis. Further, when identifying prospective portfolio companies, we will seek the following attributes, which we believe will help us generate higher total returns with an acceptable level of risk. These attributes are:

●	Strong management teams with meaningful equity ownership. We will seek experienced management teams with an established track record of success in place or available. We will typically require the portfolio companies to have proper incentives to align management’s goals with ours. Generally, we will seek companies in which the management teams have significant equity interests.

●	Secure market positions that present attractive growth opportunities. We will seek companies that we believe possess advantages in scale, scope, customer loyalty, product pricing, or product quality versus their competitors, minimizing sales risk and generating margins that can be readily forecast.

●	Industries with favorable trends. We will seek industries with favorable industry trends and companies performing well within their industries and poised to benefit from a catalyst.

●	Investing in private companies. We may invest in start-up companies or companies with speculative business plans. We may also consider companies that are underperforming compared to their potential due to structural impediments with opportunities to restructure and refocus strategy and resources.

●	Diversification. We will seek to diversify our portfolio among companies engaged in a variety of industries, thereby potentially reducing the risk of a downturn in any one industry having a disproportionate impact on the value of our portfolio. We cannot assure you that we will be successful in this regard.

●	Structure financing terms to limit down side risk. Originating our own lending opportunities through our network will permit us to structure loans to enhance the element of capital preservation for our stockholders.

●	Private equity sponsorship. Often we will seek to participate in transactions sponsored by what we believe to be high-quality private equity firms. Point Capital’s senior management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company provides an additional level of due diligence investigation and is an implicit endorsement of the quality of the investment. Further, by co-investing with quality private equity firms which commit significant sums of equity capital with junior priority to our future debt investments, we may benefit from having due diligence on our investments performed by both parties.

●	Viable exit strategy. We intend to focus our investment activity primarily in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, with the potential for capital gain on any equity interest we hold through an initial public offering of common stock, a merger, a sale or other recapitalization. See “Investment Objectives and Strategy.”

We plan to be the lead investor for transactions, as well as a co-investor with investment institutions for other transactions. Moreover, we may acquire investments in the secondary loan market, and, in analyzing such investments, we will employ the same analytical process that we use for our primary investments.

Portfolio Update

As of March 31, 2015, we held sixteen portfolio companies of which two were investments made in advance. All are non-controlled and non-affiliated investments.

Pershing Gold Corp. (PGLC) On March 31, 2015, we made an investment in advance of $100,000 in 307,692 shares of common stock and 307,692 warrants. The effective date of the investment is April 10, 2015. Each warrant is exercisable into 0.4 shares of common stock at an exercise price of $0.44. Pershing Gold Corp., an OTC BB listed company, operates as a gold exploration company. The company seeks out and develops significant gold exploration and development properties in the state of Nevada.

MabVax Therapeutics Holdings Inc. (MBVX) On March 31, 2015, we made an investment in advance of $100,000 in 133,333 shares of common stock and 66,667 warrants. The effective date of the investment is April 6, 2015. Each warrant is exercisable at $1.50. MabVax Therapeutics Holdings Inc., an OTC BB listed company, is a biopharmaceutical company that discovers, develops, and commercializes small molecule drugs to treat serious diseases. The Company's most advanced product development programs are for the treatment of cancer and diabetes.

Pulmatrix Inc. On February 13, 2015, we completed a $100,000 investment in 5% Convertible Preferred Stock. Pulmatrix Inc. is a private company that develops biopharmaceutical products. The company produces inhaled cationic airway lining modulators for the treatment of influenza, rhinovirus, and chronic pulmonary diseases. Pulmatrix serves patients throughout the United States.

DatChat Inc. On February 6, 2015, we completed a $100,000 investment in 500,000 shares of common stock. DatChat Inc. is a private company that develops mobile messaging applications as well as other intellectual property.

Actinium Pharmaceuticals Inc. (ATNM) On February 6, 2015, we completed a $175,500 investment in 39,000 shares of common stock 29,250 warrants. Actinium Pharmaceuticals Inc., a NYSE listed company, operates as a biopharmaceutical company. The company develops alpha particle immunotherapeutic and other radiopharmaceuticals for select applications. The warrants are exercisable at $6.50. In addition, we purchased 4,000 shares of common stock for $14,600.

Optex Systems Holdings, Inc. (OPXS) On November 17, 2014, we completed a $100,000 investment in a 12% Convertible Debenture. Optex Systems Holdings, Inc., an OTC BB listed company, manufactures optical sighting systems and assemblies primarily for Department of Defense (DOD) applications. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. On March 26, 2015, $100,000 of principle and $4,433 of interest converted into 64.10 shares of Series B Convertible Preferred Stock.

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

iNeedMD Holdings, Inc. (NEMD) On October 15, 2014, we completed a $795 investment in 25,000 shares of Common Stock. iNeedMD Holdings Inc. is an OTC BB listed holding company. The Company, through its subsidiaries, manufactures medical devices that acquires and transmits health related data.

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

Bacterin International Holdings, Inc. (BONE) On August 1, 2014, we completed a $131,248 investment in 23,026 shares of Common Stock as well as 11,513 warrants. Bacterin International Holdings, Inc., a NYSE listed company, produces human tissue for orthopedic procedures. The Company produces allografts of human calcellous bone which has been demineralized. Bacterin also produces medical devices for orthopedic, plastic, and cardiovascular surgery; and antimicrobial coatings for medical devices. The exercise price of the warrants is $7.12 per share. We currently hold 11,513 warrants.

PishPosh, Inc. On July 2, 2014, we made an investment of $150,000 in Convertible Preferred Stock. The effective date of the investment is July 2, 2014. PishPosh, Inc. is a private company that operates a commerce platform serving parents and grandparents of newborns, infants, and toddlers. $100,000 of the Convertible Preferred Stock is convertible at $1.00 and $50,000 is convertible at $0.2666.

Cesca Therapeutics, Inc. On June 13, 2014, we completed an $82,500 investment in 55,000 shares of Common Stock as well as 16,500 warrants. Cesca Therapeutics, Inc., a Nasdaq listed company, operates as a supplier of products targeting the worldwide adult stem cell market. The company offers automated and semi-automated devices and single-use processing disposables that enable the collection, processing and cryopreservation of stem cells and other cellular tissues from cord blood and bone marrow used in regenerative medicine. The exercise price of the warrants is $1.55 per share.

Arista Power, Inc. On March 31, 2014, we completed a $100,000 investment in 9% Convertible Preferred Stock as well as 750,000 warrants. Arista Power, Inc., an OTC BB listed company, develops and manufactures renewable power equipment. The company produces wind turbines, solar energy systems, and custom-designed power management systems. The Preferred Stock is convertible into shares of common stock at a conversion price equal to $0.20. The exercise price of the warrants is $0.25 per share.

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

Results of Operations

For the three months ended March 31, 2015, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes (i) net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net change in unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Net Change in Unrealized Appreciation (Depreciation). For the three months ended March 31, 2015 and 2014, the cost basis in our portfolio companies was $1,326,932 and $481,023 with a fair market value of $1,358,156 and $1,012,311, respectively. The net change in unrealized appreciation for the three months ended March 31, 2015 and 2014 was $186,037 and $466,145, respectively.

Investment Income For the three months ended March 31, 2015 and 2014, we earned interest income from cash and cash equivalents of $17 and $3, respectively. During the three months ended March 31, 2015 and 2014, we also earned $5,389 and $3,000 of interest from our convertible debenture investments, respectively. In addition, during the three months ended March 31, 2015 and 2014, we also earned $2,250 and $0 of dividend income, respectively, from our convertible debenture investment in Arista Power, Inc.

Net Realized Gain For the three ended March 31, 2015 and 2014, we realized a net loss from the partial sales of our investments of $95,945 and $0, respectively.

Operating Expenses For the three months ended March 31, 2015 and 2014, total operating expenses were $69,295 and $33,520, respectively, which consisted mainly of professional accounting, Edgar fees related to SEC required filings, and the issuance of stock options.

Net Increase in Net Assets Resulting from Operations For the three months ended March 31, 2015 and 2014, the net increase in net assets resulting from operations was $28,453 and 435,628, respectively, primarily related to an increase in unrealized appreciation of portfolio companies.

Liquidity and Capital Resources

As of March 31, 2015, the Company had $1,263,449 in cash and cash equivalents, compared to $1,739,520 as of December 31, 2014, primarily generated from the sale of certain portfolio companies.

The Company believes that our existing available cash will enable the Company to meet the working capital requirements for at least 12 months.

We currently have no commitments with any person for any capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock-Based Compensation for Obtaining Employee Services

On January 1, 2015, each independent director of the Company’s board was issued 112,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30. The directors entered into an agreement to issue each independent director of the board 112,500 options for the first quarter of 2015 and 37,500 on the first day of each quarter going forward at a strike price equal to the then fair market value. Each option issuance vests over a 3-month period. As of March 31, 2015 there are 337,500 options exercisable.

As of March 31, 2015, there was no unvested stock-based compensation expense to recognize. Total share-based compensation expense recognized was $37,650 for the three months ended March 31, 2015. The aggregate intrinsic value at March 31, 2015 was $0 and was calculated based on the difference between the Company’s share price established in its most recent PPM and the exercise price of the underlying options.

To calculate the option-based compensation, the Company used the Black-Scholes option-pricing model. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience. To determine the fair value of the stock options, the Company utilized a 1.61% risk-free rate and 40% volatility.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk.

During the normal course of its business, the Company trades various financial instruments and enters into various financial transactions where the risk of potential loss due to market risk, credit risk and other risks can equal or exceed the related amounts recorded. The success of any investment activity is influenced by general economic conditions that may affect the level and volatility of equity prices, interest rates and the extent and timing of investor participation in the markets for both equity and interest rate sensitive investments. Unexpected volatility or illiquidity in the markets in which the Company directly or indirectly holds positions could impair its ability to carry out its business and could cause losses to be incurred.

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

Item 4.          Controls and Procedures.

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer included, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of March 31, 2015 as discussed in Item 9A. Controls and Procedures in our most recent 10-K filing (filed on March 31st, 2015).

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On January 1, 2015, the Board granted each of the three non-employee members of the Board non-qualified stock option to purchase up to one hundred and twelve thousand five hundred (112,500) shares of the Company’s common stock, which shall be at an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant expiring five years from the date of issuance. Such option shall vest in equal amounts over a period of three months at the rate of thirty seven thousand five hundred (37,500) shares per month. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

Dated: May 15, 2015

By:	/s/ Vadim Mats
Name: Vadim Mats
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 15, 2015

