Form 10-Q
period 2015-06-30
Point Capital, Inc.
filed 2015-08-14
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

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

As of August 14, 2015, 50,582,441 shares of common stock, par value $0.0001 per share, were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTENTS

Page(s)

Consolidated Statements of Assets and Liabilities – As of June 30, 2015 (unaudited) and December 31, 2014	2

Consolidated Statements of Operations (unaudited) – Three and Six months ended June 30, 2015 and 2014	3

Consolidated Statement of Changes in Net Assets (unaudited) – Six months ended June 30, 2015 and 2014	4

Consolidated Statements of Cash Flows (unaudited) – Six months ended June 30, 2015 and 2014	5

Consolidated Schedule of Investments as of June 30, 2015 (unaudited)	6

Consolidated Schedule of Investments as of December 31, 2014	7

Notes to Consolidated Financial Statements (unaudited)	9

Point Capital, Inc. and Subsidiary
Consolidated Statements of Assets and Liabilities

	June 30, 2015	December 31, 2014
	(unaudited)

ASSETS
Investments at fair value
Non-controlled/Non-affiliated investments (cost $1,652,337 and $1,163,250)	$1,789,258	$1,008,437
Cash and cash equivalents	1,035,755	1,739,520
Interest receivable	4,724	2,380
Dividends receivable	4,500	2,250
Prepaid expenses	29,601	18,945

Total Assets	$2,863,838	$2,771,532

LIABILITIES
Accounts payable and accrued expenses	$100	$2,554

Total Liabilities	100	2,554

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares
authorized, 1,000,000 shares designated; 4,000 shares issued and outstanding ($100 per share redemption value)	400,000	400,000

NET ASSETS
Common stock, $0.0001 par value, 100,000,000 shares authorized;
50,582,441 and 50,582,441 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	5,058	5,058
Additional paid-in capital	3,736,690	3,686,486
Accumulated net investment loss	(133,442)	-
Accumulated undistributed net realized loss on investments	(113,735)	-
Unrealized appreciation (depreciation) on investments	136,921	(154,813)
Accumulated deficit	(1,167,754)	(1,167,754)

Total Net Assets	2,463,738	2,368,978

Total Liabilities and Net Assets	$2,863,838	$2,771,532

Net Asset Value per common share	$0.05	$0.05

See accompanying notes to unaudited consolidated financial statements

Point Capital, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INVESTMENT INCOME:
Interest and dividend income
Non-controlled/Non-affiliated investments	$5,186	$8,405	$12,842	$11,409

EXPENSES:
Professional fees	50,642	10,798	66,142	37,196
Filing fees	1,330	1,802	6,295	3,434
General and administrative expenses	25,017	24,422	73,847	30,255

Total expenses	76,989	37,022	146,284	70,885

NET INVESTMENT LOSS	(71,803)	(28,617)	(133,442)	(59,476)

NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS:
Net realized loss on investments
Non-controlled/Non-affiliated investments	(17,790)	-	(113,735)	-
Net change in unrealized appreciation (depreciation) on investments
Non-controlled/Non-affiliated investments	105,697	(401,343)	291,734	64,802

Net realized and unrealized gain (loss) on investments	87,907	(401,343)	177,999	64,802

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$16,104	$(429,960)	$44,557	$5,326

See accompanying notes to unaudited consolidated financial statements

Point Capital, Inc. and Subsidiary
Consolidated Statements of Changes in Net Assets
(Unaudited)

					Accumulated
	Common Stock,		Additional	Accumulated Net	Undistributed Net Realized Gain (Loss)	Unrealized Appreciation (Depreciation)
	$0.0001 Par Value		Paid In	Investment	On	on	Accumulated
	Shares	Amount	Capital	Loss	Investments	Investments	Deficit	Total

Balance - December 31, 2013	40,606,200	$4,061	$2,919,449	$(71,986)	$39,754	$65,143	$(1,167,754)	$1,788,667

Common stock issued ($0.20/share)	1,650,000	165	329,835	-	-	-	-	330,000

Shares issued for services	6,126,240	613	1,224,635	-	-	-	-	1,225,248

Offering costs	-	-	(1,258,388)	-	-	-	-	(1,258,388)

Net increase (decrease) in net assets resulting from operations	-	-	-	(59,476)	-	64,802	-	5,326

Balance - June 30, 2014 (Unaudited)	48,382,440	$4,839	$3,215,531	$(131,462)	$39,754	$129,945	$(1,167,754)	$2,090,853

Balance - December 31, 2014	50,582,441	$5,058	$3,686,486	$-	$-	$(154,813)	$(1,167,754)	$2,368,977

Stock-based compensation	-	-	50,204	-	-	-	-	50,204

Net increase (decrease) in net assets resulting from operations	-	-	-	(133,442)	(113,735)	291,734	-	44,557

Balance - June 30, 2015 (Unaudited)	50,582,441	$5,058	$3,736,690	$(133,442)	$(113,735)	$136,921	$(1,167,754)	$2,463,738

See accompanying notes to unaudited consolidated financial statements

Point Capital, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$44,557	$5,326
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(801,214)	(534,503)
Net realized loss on investments	113,735	-
Net change in unrealized appreciation on investments	(291,734)	(64,802)
Proceeds from sale of investments	198,391	-
Stock options issued for services	50,204	-
(Increase) decrease in interest receivable	(2,344)	600
Increase in dividend receivable	(2,250)	-
Decrease in accounts payable and accrued expenses and interest payable	(2,454)	(813)
Increase in prepaid expenses	(10,656)	-
Increase in investments in advance	-	(150,000)
Net Cash Used In Operating Activities	(703,765)	(744,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	(15,000)
Proceeds from issuance of common stock	-	330,000
Offering costs	-	(33,140)
Net Cash Provided By Financing Activities	-	281,860

Net decrease in cash and cash equivalents	(703,765)	(462,332)

Cash and cash equivalents - Beginning of period	1,739,520	2,010,620

Cash and cash equivalents - End of period	$1,035,755	$1,548,288

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$1,726
Taxes Paid	$-	$915

Noncash Financing Activities
Issuance of stock options for services	$50,204	$-
Offering costs	$-	$(1,225,248)
Issuance of common stock for services	$-	$1,225,248

See accompanying notes to unaudited consolidated financial statements

POINT CAPITAL, INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2015
(Unaudited)

Company	Industry	Type of Investment	Principal/Shares	Cost	Fair Value	% of Net Assets
Non-controlled/Non-affiliated investments
CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	38,835	$31,021	$59,469	2.41%

Pulmatrix Inc. (f/k/a Ruthigen Inc.) (1)(2)(3)	Biotechnology	Common Stock	23,044	251,326	221,222	8.98%
		Series A Warrants	8,276	207	6,926	0.28%

Arista Power, Inc. (1)	Electrical Components & Equipment	Series A Convertible Preferred Stock	100,000	46,505	15,000	0.61%
		Warrants	750,000	53,495	20,428	0.83%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	16,500	14,159	7,316	0.30%

PishPosh Inc.(1)(2)	Online Retail - Specialty Apparel	Convertible Preferred Stock	150,000	149,988	89,126	3.62%
		Warrants	50,000	12	10	0.00%

Bacterin Holdings International Inc.(2)	Health Care Supplies	Warrants	11,513	31,773	18,550	0.75%

Dejour Energy Inc. (2)	Oil & Gas Exploration	Warrants	800,000	36,308	317	0.01%

iNeedMD Holdings, Inc. (1)(2)	Health Care Supplies	Common Stock	25,000	795	795	0.03%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series C Convertible Preferred Stock	200,000	100,000	100,000	4.06%
		Series D Convertible Preferred Stock	100,000	50,000	50,000	2.03%

Optex Systems Holdings Inc. (1)(2)	Aerospace & Defense	Series B Convertible Prefered	104,433	104,432	250,639	10.18%

Vapor Corp. (1)	Tobacco	7% Convertible Debenture (Due 11/2015)	$100,000	51,487	29,227	1.19%
		Warrants	90,909	48,513	28,929	1.17%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Common Stock	39,000	126,111	103,350	4.19%
		Warrants	29,250	51,055	55,968	2.27%

DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	100,150	4.06%
		10% Debenture (Due 7/2015)	$30,000	30,000	30,000	1.22%

MabVax Therapeutics Holdings Inc. (2)	Biotechnology	Common Stock	133,333	69,326	228,906	9.29%
		Warrants	66,667	30,674	86,595	3.51%

Pershing Gold Corp.(2)	Mining Exploration	Common Stock	17,094	90,035	90,113	3.66%
		Warrants	6,838	9,965	4,163	0.17%

Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Common Stock	100,000	74,000	54,000	2.19%
		Warrants	100,000	1,000	21,840	0.89%

ID Global Solutions Corporations	Biometric Technology	10% Convertible Debenture (Due 7/2016)	$100,000	61,781	78,000	3.17%
		Warrants	2,200,000	38,219	38,219	1.55%

Total Non-controlled/Non-affiliated investments				$1,652,337	$1,789,258	72.62%

Reconciliation to Net Assets:
Investments at fair value					$1,789,258	72.62%
Cash and cash equivalents					1,035,755	42.04%
Other current assets					38,825	1.58%
Liabilities in excess of other assets					(400,100)	(16.24)%
Net Assets					$2,463,738	100.00%

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.
(2) Securities are not income producing.
(3) Converted $101,530 in principal and interest into common shares. See accompanying notes to unaudited consolidated financial statements

POINT CAPITAL, INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2014

Company	Industry	Type of Investment	Principal/Shares	Cost	Fair Value	% of Net Assets
Non-controlled/Non-affiliated investments
Intercloud Systems, Inc. (1)(3)	IT Consulting & Other Services	Common Stock	17,425	$108,875	$50,881	2.15%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	38,835	31,021	47,540	2.01%

Pulmatrix Inc. (f/k/a Ruthigen Inc.) (2)	Biotechnology	Common Stock	20,690	149,796	72,415	3.06%
		Series A Warrants	20,690	207	6,160	0.26%

Arista Power, Inc. (1)	Electrical Components & Equipment	Series A Convertible Preferred Stock	100,000	46,505	35,000	1.48%
		Warrants	750,000	53,495	47,923	2.01%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Common Stock	55,000	68,341	56,100	2.36%
		Warrants	16,500	14,159	9,605	0.40%

Musclepharm Corp. (2)(4)	Personal Products	Common Stock	2,500	22,500	21,250	0.89%

PishPosh Inc.(1)(2)	Online Retail - Specialty Apparel	Convertible Preferred Stock	150,000	149,988	95,856	4.04%
		Warrants	50,000	12	339	0.00%

Bacterin Holdings International Inc.(2)	Health Care Supplies	Common Stock	23,026	99,475	69,769	2.94%
		Warrants	11,513	31,773	17,383	0.72%

Dejour Energy Inc. (2)	Oil & Gas Exploration	Warrants	800,000	36,308	25,369	1.06%

iNeedMD Holdings, Inc.	Health Care Supplies	Common Stock	25,000	795	795	0.02%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series C Convertible Preferred Stock	200,000	100,000	100,000	4.21%
		Series D Convertible Preferred Stock	100,000	50,000	50,000	2.10%

Optex Systems Holdings Inc. (1)	Aerospace & Defense	12% Convertible Debenture (Due 11/2016)	$100,000	100,000	179,520	7.57%

Vapor Corp. (1)	Tobacco	7% Convertible Debenture (Due 11/2015)	$100,000	51,487	62,700	2.64%
		Warrants	90,909	48,513	59,832	2.52%

Total Non-controlled/Non-affiliated investments				$1,163,250	$1,008,437	42.57%

Reconciliation to Net Assets:
Investments at fair value					$1,008,437	42.57%
Cash and cash equivalents					1,739,520	73.43%
Other current assets					23,575	1.00%
Liabilities in excess of other assets					(402,554)	(16.99)%
Net Assets					$2,368,978	100.00%

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.
(2) Securities are not income producing.
(3) Converted $112,000 in principal and interest into common shares.
(4) Security is subject to an 8 month (12.5%/month) bleed-out agreement. No more than 1,250 shares can be sold per month.

See accompanying notes to unaudited consolidated financial statements

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31,
	(unaudited)		2014
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
IT Consulting & Other Services	$-	0.00%	$50,881	5.05%
Life Sciences Tools & Services	59,469	3.32%	47,540	4.71%
Biotechnology	778,807	43.53%	78,575	7.79%
Biometric Technology	116,219	6.50%	-	0.00%
Electrical Components & Equipment	35,428	1.98%	82,923	8.22%
Health Care Equipment	7,316	0.41%	65,705	6.52%
Personal Products	-	0.00%	21,250	2.11%
Online Retail - Specialty Apparel	89,136	4.98%	96,195	9.54%
Health Care Supplies	19,345	1.08%	87,947	8.72%
Oil & Gas Exploration	317	0.02%	25,369	2.52%
Mining Exploration	94,276	5.27%	-	0.00%
Communications Equipment	150,000	8.38%	150,000	14.87%
Aerospace & Defense	250,639	14.01%	179,520	17.80%
Tobacco	58,156	3.25%	122,532	12.15%
Application Software	130,150	7.27%	-	0.00%
	$1,789,258	100.00%	$1,008,437	100.00%

See accompanying notes to unaudited consolidated financial statements

Point Capital, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 1 - Organization and Business

Point Capital, Inc. (the “Company”), was incorporated in the State of New York on July 13, 2010.

On October 4, 2013, the Company filed a Form N-54A and elected to become a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP"). On March 27, 2014, the Company formed a wholly-owned subsidiary, Hemp Funding, Inc., to invest in companies that are positioned for growth in the legal cannabis industry. The subsidiary has not made any investments to date. The Company consolidates the subsidiary. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2015, and the results of operations and cash flows for the six months ended June 30, 2015 have been included. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2014, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. The consolidated balance sheet as of December 31, 2014, contained herein, was derived from those consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2015, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Point Capital, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 2 - Summary of Significant Accounting Policies (continued)

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

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●	Level 1 - quoted market prices in active markets for identical assets or liabilities.

●	Level 2 - inputs other than quoted market prices that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - unobservable inputs for which little or no market activity exists, therefore requiring an entity to develop its own assumptions.

Point Capital, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 2 - Summary of Significant Accounting Policies (continued)

Valuation of Investments (continued)

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

Point Capital, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 2 - Summary of Significant Accounting Policies (continued)

The following are the Company’s investments owned by levels within the fair value hierarchy at June 30, 2015:

	Level 1	Level 2	Level 3	Total
Common Stock	$378,572	$-	$419,964	$798,536
Convertible Preferred	-	265,639	239,126	504,765
Convertible Debentures	-	29,227	78,000	107,227
Debenture	-	-	30,000	30,000
Warrants	21,840	197,903	128,987	348,730
Total Investments	$400,412	$492,769	$896,077	$1,789,258

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2014:

	Level 1	Level 2	Level 3	Total
Common Stock	$270,415	$-	$795	$271,210
Convertible Preferred	-	35,000	245,856	280,856
Convertible Debentures	-	-	242,220	242,220
Warrants	-	153,979	60,172	214,151
Total Investments	$270,415	$188,979	$549,043	$1,008,437

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the six months ended June 30, 2015:

Balance at January 1, 2015	$549,043
Purchase of investments	434,593
Net change in unrealized appreciation on investments	(87,559)
Balance at June 30, 2015	$896,077

Net change in unrealized appreciation in earnings relating to assets still held on June 30, 2015	$87,559

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

Investment Type	Fair Value at June 30, 2015	Valuation Technique	Unobservable inputs	Input
Common Stock	$100,945	Recent Transactions	N/A	N/A
Common Stock	$228,906	Comparable market approach	Restriction discount	26%
Common Stock	$90,113	Comparable market approach	Restriction discount	8%
Convertible Preferred Stock	$89,126	Comparable market approach	Discount for lack of marketability(“DLOM”) Price/Sales Multiple	35% 1.35x
Convertible Preferred Stock	$150,000	Recent Transactions	N/A	N/A
Convertible Debentures	$78,000	Comparable market value	Restriction discount	22%
Debenture	$30,000	Recent Transaction	N/A	N/A
Warrants	$10	Comparable market approach	DLOM Price/Sales Multiple	35% 1.35x
Warrants	$86,595	Comparable market value	Restriction discount	26%
Warrants	$4,163	Comparable market value	Restriction discount	8%
Warrants	$38,219	Comparable market value	Restriction discount	22%
	$896,077

Point Capital, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 2 - Summary of Significant Accounting Policies (continued)

Investment Type	Fair Value at December 31, 2014	Valuation Technique	Unobservable inputs	Input
Common Stock	$795	Recent Transaction	N/A	N/A
Convertible Preferred Stock	$95,856	Comparable market approach	DLOM	35%
			Price/Sales Multiple	1.38x
Convertible Preferred Stock	$150,000	Recent Transaction	N/A	N/A
Convertible Debentures	$179,520	Comparable market value	Restriction discount	56%
Convertible Debentures	$62,700	Comparable market value	Restriction discount	43%
Warrants	$340	Comparable market approach	Price/Sales Multiple	1.38x
Warrants	$59,832	Comparable market value	Restriction discount	43%
	$549,043

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

At June 30, 2015 and December 31, 2014, the Company did not have any Controlled or Affiliated investments.

Offering and Related Offering Costs

During the six months ended June 30, 2014, the Company issued 1,650,000 shares of common stock for gross proceeds of $330,000 through a private capital raise.

Offering costs include any costs associated with the offering of the Company’s shares.

During the six months ended June 30, 2014, the Company incurred $33,140 in offering expenses to a third party placement agent (“Agent”) associated with capital raising activities with gross proceeds of $330,000. The offering costs were paid to the Agent based upon a 7% fixed amount related to gross proceeds raised. The Agent is also entitled to receive an additional amount up to 3% in a non-accountable expense allowance.

Point Capital, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 2 - Summary of Significant Accounting Policies (continued)

Offering and Related Offering Costs (continued)

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

The Company incurred $1,258,388 in offering expenses for the six months ended June 30, 2014.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Stock-Based Compensation for Obtaining Employee Services

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of FASB ASC Topic 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model.

In January 2015, the Company created an Option Agreement in an effort to provide incentives to its independent directors. Under the provisions of the Option Agreement, if the Company’s common shares are traded in one of the national exchanges, the grant-date share price of the Company’s common stock will be used to measure the fair market value of the common shares issued. However, if the Company’s common shares are thinly traded, the use of share prices established in its most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and the lack of consistent trading in the market.

Point Capital, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 2 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation for Obtaining Employee Services (continued)

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

Point Capital, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 2 - Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

As of June 30, 2015 and December 31, 2014, the Company had not recorded a liability for any unrecognized tax positions.  Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.  The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses.

Note 3 - Redeemable Series A, Convertible Preferred Stock

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

The Series A, Convertible Preferred Stock is redeemable at the option of the holder upon the occurrence of certain “triggering events.” In case of a triggering event, the holder has the right to redeem each share held for cash (currently $100/share) or impose a dividend rate on all of the outstanding Preferred Stock at 6% per annum thereafter. A triggering event occurs if the Company fails to deliver certificates representing conversion shares, fails to pay the amount due pursuant to a Buy-In, fails to have available a sufficient number of authorized shares, fails to observe any covenant in the Certificate of Designation unless cured within 30 calendar days, shall be party to a Change in Control Transaction, sustains a bankruptcy event, fails to list or quote its common stock for more than 20 trading days in a twelve-month period, sustains any monetary judgment, writ or similar final process filed against the Company for more than $100,000 and such judgment writ or similar final process shall remain unvacated, unbonded or unstayed for a period of 45 calendar days, or fails to comply with the Asset Coverage requirement.

Because certain of these “triggering events” are outside the control of the Company, the Preferred Stock is classified within the temporary equity section of the statement of assets and liabilities.

The Preferred Stock has forced conversion rights where the Company may force the conversion of the Preferred Stock if certain conditions are met.

Point Capital, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 3 - Redeemable Series A, Convertible Preferred Stock (continued)

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

Note 4 - Stock Options

The Company entered into an agreement with its independent directors to issue each independent director of the board 112,500 options for the first quarter of 2015 and 37,500 on the first day of each quarter going forward at a strike price equal to the then fair market value. Each option issuance vests over a three-month period. On January 1, 2015, each independent director of the Company’s board was issued 112,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30 for an aggregate of 337,500 options. Additionally, on April 1, 2015, each independent director of the Company’s board was issued 37,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30 for an aggregate of 112,500 options.

As of June 30, 2015, there are 450,000 options exercisable. As of June 30, 2015, there was no unvested stock-based compensation expense to recognize. Total share-based compensation expense recognized was $50,204 for the six months ended June 30, 2015. The aggregate intrinsic value at June 30, 2015 was $0 and was calculated based on the difference between the Company’s share price established in its most recent PPM and the exercise price of the underlying options.

To calculate the option-based compensation, the Company used the Black-Scholes option-pricing model. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience. To determine the fair value of the stock options, the Company utilized a 1.61% risk-free rate and 40% volatility during the six months ended June 30, 2015.

Point Capital, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 5 - Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2015 and 2014:

Net asset value per common share data:	For the six months ended June 30,
	2015	2014
Net asset value per common share, beginning of period	$0.05	$0.04
Net investment loss	0.00	0.00
Net realized gain (loss) on investments	0.00	0.00
Net change in unrealized appreciation (depreciation) on investments	0.00	0.00
Net increase (decrease) in net assets resulting from operations	0.00	0.00
Capital stock transactions:
Issuance of common stock	0.00	0.03
Offering costs from issuance of common stock	0.00	(0.03)
Net increase in net assets from capital stock transactions	0.00	0.00
Net asset value per common share, end of period	$0.05	$0.04
Ratios and supplemental data:
Per share market price, end of period (1)	$1.50	$-
Total return (2)	0.56%	1.95%
Common shares outstanding, end of period	50,582,441	48,382,440
Weighted average common shares outstanding during period	50,582,441	45,256,726
Net assets, end of period	$2,463,738	$2,090,853
Annualized ratio of operating expenses to average net assets	(12.32)%	(6.36)%
Annualized ratio of net investment loss to average net assets	(11.23)%	(5.34)%
Portfolio Turnover	8.41%	-%

1.	The shares of the Company's common stock were listed in the OTC Market beginning January 5, 2012. There was no market price for the shares as of June 30, 2014.

2.	Total return is based on the change in net asset value during the period, adjusted for the impact of capital stock transactions and related offering costs. Since there was no market price for the six months ended June 30, 2014 and the shares were not actively traded in 2014 and for the six months ended June 30, 2015, total return based on stock price has not been presented for the six months ended June 30, 2015 and 2014.

Note 6 - Subsequent Events

On July 1, 2015, the Board granted each of the three non-employee members of the Board non-qualified stock options to purchase up to 37,500 shares of the Company’s common stock each for an aggregate of 112,500 stock options, which shall be at an exercise price of $.30 per share, the fair market value of the Company’s common stock on the date of grant, expiring five years from the date of issuance. Such options shall vest in equal amounts over a period of three months at the rate of 12,500 shares per month.

Point Capital, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 6 - Subsequent Events (continued)

On July 6, 2015, the Company invested $100,000 in Multimedia Platforms, Inc. (symbol: MMPW) for a 9% Convertible Debenture and 333,333 warrants exercisable at $0.75 per share.

On August 7, 2015, the Company invested $150,000 in Home Bistro, Inc., a private company, for a 15% Convertible Debenture. The Company is entitled to convert the unpaid face amount of this debenture and interest, any time following a closing date, at 75% of the pricing of Home Bistro, Inc.’s next round of financing. Additionally, the Company is entitled to purchase warrants equal to 50% of the principal amount of debenture at an exercise price equal to 150% of the pricing of the next round of financing of Home Bistro, Inc.

On August 7, 2015, the Company entered into a Master Participation Agreement (the “Agreement”) with Capital Stack, LLC, a Nevada limited liability company (“Capital Stack”). Pursuant to the Agreement, Capital Stack shall send offers to the Company to buy interests in future purchased receivables without recourse from third party merchants. When the Company accepts an offer, the Company shall pay its portion of the purchase price plus any upfront commissions. On each business day, Capital Stack shall pay to the Company its pro-rata share of collections less any transaction expenses and fees to be paid to Capital Stack, and a 3% servicing fee.

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

Portfolio Update

As of June 30, 2015, we held seventeen portfolio companies all of which are non-controlled and non-affiliated investments.

ID Global Solution Corp. (IDGS) On June 25, 2015, we completed an investment of $100,000 in a 10% Convertible Debenture and 2,200,000 warrants. Each warrant is exercisable at an exercise price of $0.05. ID Global Solution Corp., an OTC BB listed company, is an international biometrics and payment processing company with a unique technology platform that provides valuable, secure payment processing for consumers as well as for merchants.

Provectus BioPharmaceuticals Inc. (PVCT) On June 22, 2015, we completed an investment of $75,000 in 100,000 shares of common stock and 100,000 warrants. Each warrant is exercisable at an exercise price of $0.85. Provectus BioPharmaceuticals Inc., an NYSE listed company, is a development-stage biopharmaceutical company that is primarily engaged in developing ethical pharmaceuticals for oncology and dermatology indications. The company’s goal is to develop alternative treatments that are safer, more effective, less invasive and more economical than conventional therapies.

Pershing Gold Corp. (PGLC) On April 10, 2015, we completed an investment of $100,000 in 17,094 shares of common stock and 6,838 warrants. Each warrant is exercisable at an exercise price of $7.92. Pershing Gold Corp., a Nasdaq listed company, operates as a gold exploration company. The company seeks out and develops significant gold exploration and development properties in the state of Nevada.

MabVax Therapeutics Holdings Inc. (MBVX) On April 6, 2015, we completed an investment of $100,000 in 133,333 shares of common stock and 66,667 warrants. Each warrant is exercisable at $1.50. MabVax Therapeutics Holdings Inc., an OTC BB listed company, is a biopharmaceutical company that discovers, develops, and commercializes small molecule drugs to treat serious diseases. The company's most advanced product development programs are for the treatment of cancer and diabetes.

Pulmatrix Inc. (f/k/a Ruthigen Inc.) (PULM) is a NASDAQ listed company. On March 21, 2014, we completed a $150,003 investment in 8,276 shares of Common Stock as well as 8,276 warrants. The exercise price of the warrants is $18.125 per share. On February 13, 2015, we completed a $100,000 investment in a 5% Convertible Debenture. On June 30, 2015, $100,000 of principal and $1,530 of interest converted into 14,768 shares of common stock. Pulmatrix focuses on the discovery, development, and commercialization of pharmaceutical-grade hypochlorous acid based therapeutics to prevent and treat infection in invasive applications.

DatChat Inc. Between February 6, 2015 and April 2, 2015, we completed a $100,150 investment in 2,000,000 shares of common stock. DatChat Inc. is a private company that develops mobile messaging applications as well as other intellectual property. Additionally, on May 2015, we completed a $30,000 investment in a 10% Convertible Debenture which is convertible into DatChat common shares at $0.20 per share.

Actinium Pharmaceuticals Inc. (ATNM) On February 6, 2015, we completed a $190,100 investment in 43,000 shares of common stock and 29,250 warrants. Actinium Pharmaceuticals Inc., a NYSE listed company, operates as a biopharmaceutical company. The company develops alpha particle immunotherapeutic and other radiopharmaceuticals for select applications. The warrants are exercisable at $6.50. On May 26, 2015, we sold 4,000 of these shares of common stock.

Optex Systems Holdings, Inc. (OPXS) On November 17, 2014, we completed a $100,000 investment in a 12% Convertible Debenture. Optex Systems Holdings, Inc., an OTC BB listed company, manufactures optical sighting systems and assemblies primarily for Department of Defense (DOD) applications. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. On March 26, 2015, $100,000 of principal and $4,433 of interest converted into 64.10 shares of Series B Convertible Preferred Stock which is convertible into 41,773,200 shares of OPXS common stock.

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

PishPosh, Inc. On July 2, 2014, we made an investment of $150,000 in Convertible Preferred Stock and 50,000 warrants exercisable at $1.00 per share. The effective date of the investment is July 2, 2014. PishPosh, Inc. is a private company that operates a commerce platform serving parents and grandparents of newborns, infants, and toddlers. $100,000 of the Convertible Preferred Stock is convertible at $1.00 and $50,000 is convertible at $0.2666.

Cesca Therapeutics, Inc. On June 13, 2014, we completed an $82,500 investment in 55,000 shares of Common Stock as well as 16,500 warrants. Cesca Therapeutics, Inc., a Nasdaq listed company, operates as a supplier of products targeting the worldwide adult stem cell market. The company offers automated and semi-automated devices and single-use processing disposables that enable the collection, processing and cryopreservation of stem cells and other cellular tissues from cord blood and bone marrow used in regenerative medicine. The exercise price of the warrants is $1.55 per share. We currently hold 16,500 warrants.

Arista Power, Inc. On June 30, 2014, we completed a $100,000 investment in 9% Convertible Preferred Stock as well as 750,000 warrants. Arista Power, Inc., an OTC BB listed company, develops and manufactures renewable power equipment. The company produces wind turbines, solar energy systems, and custom-designed power management systems. The Preferred Stock is convertible into shares of common stock at a conversion price equal to $0.20. The exercise price of the warrants is $0.25 per share.

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

Results of Operations

For the three and six months ended June 30, 2015, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes (i) net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net change in unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Net Change in Unrealized Appreciation (Depreciation). As of June 30, 2015 and December 31, 2014, the cost basis in our portfolio companies was $1,652,337 and $1,163,250 with a fair market value of $1,789,258 and $1,008,437, respectively. The net change in unrealized appreciation (depreciation) for the three months ended June 30, 2015 and 2014 was $105,697 and $(401,343), respectively. The net change in unrealized appreciation for the six months ended June 30, 2015 and 2014 was $291,734 and $64,802, respectively.

Investment Income.  We recognize investment income on our investments which includes interest income from cash and cash equivalents, interest from our convertible debenture investments, and dividend income from our convertible preferred investment. For the three months ended June 30, 2015 and 2014, investment income amounted to $5,186 and $8,405, respectively. For the six months ended June 30, 2015 and 2014, investment income amounted to $12,842 and $11,409, respectively.

Net Realized Loss. For the three and six months ended June 30, 2015, we realized a net loss from the partial sales of our investments of $17,790 and $113,735, respectively. We did not have a comparable realized loss for the prior periods.

Operating Expenses. For the three months ended June 30, 2015 and 2014, total operating expenses were $76,989 and $37,022, respectively. For the six months ended June 30, 2015 and 2014, total operating expenses were $146,284 and $70,885, respectively. Operating expenses consisted mainly of accounting fees, edgar fees related to SEC required filings, and the issuance of stock options. The increase in operating expenses in both three and six month period is primarily attributable to the recognition of stock based compensation for options grants to our independent directors.

Net Increase (Decrease) in Net Assets Resulting from Operations. For the three months ended June 30, 2015 and 2014, the net increase (decrease) in net assets resulting from operations was $16,104 and $(429,960), respectively. For the six months ended June 30, 2015 and 2014, the net increase in net assets resulting from operations was $44,557 and $5,326, respectively,

Liquidity and Capital Resources

As of June 30, 2015, the Company had $1,035,755 in cash and cash equivalents, compared to $1,739,520 as of December 31, 2014, a decrease of $703,765. This decrease was primarily attributable to purchase of investments of approximately $801,000 offset by proceeds from the sale of investments of $198,000 generated from the sale of certain investments in portfolio companies.

The Company believes that our existing available cash will enable the Company to meet the working capital requirements for at least 12 months.

We currently have no commitments with any person for any capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock-Based Compensation for Obtaining Employee Services

We entered into an agreement with our directors to issue each independent director of the board 112,500 options for the first quarter of 2015 and 37,500 on the first day of each quarter going forward at a strike price equal to the then fair market value. Each option issuance vests over a 3-month period. On January 1, 2015, each independent director of the Company’s board was issued 112,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30. On April 1, 2015, each independent director of the Company’s board was issued 37,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30. As of June 30, 2015 there are 450,000 options exercisable.

As of June 30, 2015, there was no unvested stock-based compensation expense to recognize. Total share-based compensation expense recognized was $50,204 for the six months ended June 30, 2015. The aggregate intrinsic value at June 30, 2015 was $0 and was calculated based on the difference between the Company’s share price established in its most recent private placement memorandum (“PPM”) and the exercise price of the underlying options.

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

Item 4.    Controls and Procedures.

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer included, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of June 30, 2015 as discussed in Item 9A. Controls and Procedures in our most recent 10-K filing (filed on March 31, 2015).

Effective July 23, 2015, Adam Wasserman was appointed as the Company’s Chief Financial Officer. Since 1999, Mr. Wasserman has been Chief Executive Officer for CFO Oncall, Inc. of which he is the controlling stockholder. CFO Oncall provides chief financial officer services to various companies. We have begun to take steps to improve our internal controls over financial reporting and to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals and to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 1, 2015, the Board granted each of the three non-employee members of the Board non-qualified stock options to purchase up to 37,500 shares of the Company’s common stock each for an aggregate of 112,500 stock options, which shall be at an exercise price of $.30 per share, the fair market value of the Company’s common stock on the date of grant, expiring five years from the date of issuance. Such option shall vest in equal amounts over a period of three months at the rate of 12,500 shares per month. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Richard A Brand, the Principal Executive Officer*

31.2	Rule 13a-14(a)/15d14(a) Certifications of Adam Wasserman, the Principal Financial Officer*

32.1	Section 1350 Certifications of Richard A. Brand, the Principal Executive Officer*

32.2	Section 1350 Certifications of Adam Wasserman, the Principal Financial Officer*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT CAPITAL, INC.

By:	/s/ Richard A. Brand
Name: Richard A. Brand
Title: Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 14, 2015

By:	/s/ Adam Wasserman
Name: Adam Wasserman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 14, 2015

