Form 10-Q
period 2015-09-30
Point Capital, Inc.
filed 2015-11-20
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015

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

As of November 18, 2015, 50,582,441 shares of common stock, par value $0.0001 per share, were outstanding.

POINT CAPITAL, INC.

FORM 10-Q

September 30, 2015

Item 1. Financial Statements.

 Point Capital, Inc. and Subsidiary

Consolidated Statements of Assets and Liabilities

	September 30, 2015	December 31, 2014
	(unaudited)

ASSETS
Investments at fair value
Non-controlled/Non-affiliated investments (cost of $1,950,850 and $1,163,250 at September 30, 2015 and December 31, 2014)	$1,601,646	$1,008,437
Cash and cash equivalents	779,243	1,739,520
Interest receivable	8,991	2,380
Dividends receivable	6,800	2,250
Prepaid expenses	19,533	18,945

Total Assets	$2,416,213	$2,771,532

LIABILITIES
Accounts payable and accrued expenses	$765	$2,554

Total Liabilities	765	2,554

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 shares designated; 4,000 shares issued and outstanding ($100 per share redemption value)	400,000	400,000

NET ASSETS
Common stock, $0.0001 par value, 100,000,000 shares authorized; 50,582,441 shares issued and outstanding at September 30, 2015 and December 31, 2014	5,058	5,058
Additional paid-in capital	3,749,244	3,686,486
Accumulated net investment loss	(167,381)	-
Accumulated undistributed net realized loss on investments	(54,515)	-
Unrealized depreciation on investments	(349,204)	(154,813)
Accumulated deficit	(1,167,754)	(1,167,754)

Total Net Assets	2,015,448	2,368,978

Total Liabilities and Net Assets	$2,416,213	$2,771,532

Net Asset Value per Common Share	$0.04	$0.05

See accompanying notes to unaudited consolidated financial statements.

Point Capital, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INVESTMENT INCOME:
Interest and dividend income
Non-controlled/Non-affiliated investments	$11,606	$4,510	$24,448	$15,918

OPERATING EXPENSES:
Compensation expense	24,166	-	74,370	-
Professional fees	8,958	11,340	75,100	48,536
Filing fees	1,206	1,917	7,501	5,692
Consulting fees	-	130,500	-	130,500
Insurance expense	8,193	-	25,256	25,480
General and administrative expenses	3,022	7,291	9,602	11,725

Total operating expenses	45,545	151,048	191,829	221,933

NET INVESTMENT LOSS	(33,939)	(146,538)	(167,381)	(206,015)

NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS:
Net realized gain (loss) on investments
Non-controlled/Non-affiliated investments	59,220	104,260	(54,515)	104,260
Net change in unrealized depreciation on investments
Non-controlled/Non-affiliated investments	(486,125)	(293,023)	(194,391)	(228,221)

Net realized and unrealized loss on investments	(426,905)	(188,763)	(248,906)	(123,961)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(460,844)	$(335,301)	$(416,287)	$(329,976)

See accompanying notes to unaudited consolidated financial statements.

Point Capital, Inc. and Subsidiary

Consolidated Statements of Changes in Net Assets

(Unaudited)

					Accumulated
					Undistributed Net	Unrealized
	Common Stock, $0.0001 Par Value		Additional Paid In	Accumulated Net Investment	Realized Gain (Loss) On	Appreciation (Depreciation) on	Accumulated	Total
	Shares	Amount	Capital	Loss	Investments	Investments	Deficit	Net Assets

Balance - December 31, 2013	40,606,200	$4,061	$2,919,449	$(71,986)	$39,754	$65,143	$(1,167,754)	$1,788,667

Common stock issued ($0.20/share)	1,650,000	165	329,835	-	-	-	-	330,000

Common stock issued ($0.30/share)	1,700,001	170	509,830	-	-	-	-	510,000

Shares issued for services	6,626,240	663	1,374,585	-	-	-	-	1,375,248

Offering costs	-	-	(1,258,388)	-	-	-	-	(1,258,388)

Net increase (decrease) in net assets resulting from operations	-	-	-	(206,015)	104,260	(228,221)	-	(329,976)

Balance - September 30, 2014 (Unaudited)	50,582,441	$5,059	$3,875,311	$(278,001)	$144,014	$(163,078)	$(1,167,754)	$2,415,551

Balance - December 31, 2014	50,582,441	$5,058	$3,686,486	$-	$-	$(154,813)	$(1,167,754)	$2,368,977

Stock-based compensation	-	-	62,758	-	-	-	-	62,758

Net decrease in net assets resulting from operations	-	-	-	(167,381)	(54,515)	(194,391)	-	(416,287)

Balance - September 30, 2015 (Unaudited)	50,582,441	$5,058	$3,749,244	$(167,381)	$(54,515)	$(349,204)	$(1,167,754)	$2,015,448

See accompanying notes to unaudited consolidated financial statements.

Point Capital, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(416,287)	$(329,976)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,195,213)	(1,227,750)
Net realized loss (gain) on investments	54,515	(104,260)
Net change in unrealized depreciation of investments	194,391	228,221
Proceeds from sale of investments	353,098	524,103
Stock options issued for services	62,758	150,000
(Increase) decrease in interest receivable	(6,611)	600
Increase in dividend receivable	(4,550)	(4,500)
Decrease in accounts payable and accrued expenses	(1,790)	2,473
Increase in prepaid expenses	(588)	(37,500)
	-
Net Cash Used In Operating Activities	(960,277)	(798,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	(15,000)
Proceeds from issuance of common stock	-	840,000
Offering costs	-	(33,140)
Net Cash Provided By Financing Activities	-	791,860

Net decrease in cash and cash equivalents	(960,277)	(6,729)

Cash and cash equivalents - Beginning of period	1,739,520	2,010,620

Cash and cash equivalents - End of period	$779,243	$2,003,891

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$1,726
Taxes Paid	$-	$915

Non-cash Financing Activities
Issuance of stock options for services	$62,758	$-
Offering costs paid	$-	$(1,225,248)
Issuance of common stock for services	$-	$1,375,248

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2015

(Unaudited)

					Fair	% of
Company	Industry	Type of Investment	Principal/Shares	Cost	Value	Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc.	Application Software	Common Stock	100,000	61,467	46,000	2.28%
Accelerize, Inc.	Application Software	Warrants	60,000	38,533	18,370	0.91%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Common Stock	39,000	126,111	69,030	3.43%
Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	32,195	1.60%

Arista Power, Inc. (1)	Electrical Components & Equipment	Series A Convertible Preferred Stock	100,000	46,505	15,000	0.74%
Arista Power, Inc. (1)	Electrical Components & Equipment	Warrants	750,000	53,495	21,149	1.05%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	16,500	14,159	3,445	0.17%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	38,835	$31,021	$39,939	1.98%

DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	65,097	3.23%
DatChat Inc. (1)(2)		10% Debenture (Due 7/2015)	$30,000	30,000	30,000	1.49%

Dejour Energy Inc. (2)	Oil & Gas Exploration	Warrants	800,000	36,308	0	0.00%

Home Bistro, Inc.	Other	15% Convertible Debenture (Due 11/2015)	150,000	150,000	150,000	7.44%
Home Bistro, Inc.	Other	Warrants	75,000	0	0	0.00%

ID Global Solutions Corporations	Biometric Technology	10% Debenture (Due 7/2016)	$100,000	61,781	61,781	3.07%
ID Global Solutions Corporations	Biometric Technology	Warrants	2,200,000	38,219	38,219	1.90%

iNeedMD Holdings, Inc. (1)(2)	Health Care Supplies	Common Stock	25,000	795	795	0.04%

MabVax Therapeutics Holdings Inc. (2)	Biotechnology	Common Stock	133,333	69,326	142,666	7.08%
MabVax Therapeutics Holdings Inc. (2)	Biotechnology	Warrants	66,667	30,674	42,064	2.09%

MultiMedia Platforms, Inc.	Multimedia Technology	9% Debenture (Due 7/2016)	100,000	38,461	38,461	1.91%
MultiMedia Platforms, Inc.	Multimedia Technology	Warrants	333,334	61,539	61,539	3.05%

Optex Systems Holdings Inc. (1)(2)	Aerospace & Defense	Series B Convertible Prefered	104,433	104,432	147,871	7.35%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series C Convertible Preferred Stock	200,000	100,000	75,000	3.72%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Series D Convertible Preferred Stock	100,000	50,000	75,000	3.72%

Pershing Gold Corp.(2)	Mining Exploration	Common Stock	17,094	90,035	65,470	3.25%
Pershing Gold Corp.(2)	Mining Exploration	Warrants	6,838	9,965	906	0.04%

PishPosh Inc.(1)(2)	Online Retail - Specialty Apparel	Convertible Preferred Stock	287,500	149,988	89,700	4.45%
PishPosh Inc.(1)(2)	Online Retail - Specialty Apparel	Warrants	50,000	12	754	0.3%

Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Common Stock	100,000	74,000	57,500	2.85%
Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	31,160	1.55%

Pulmatrix Inc. (f/k/a Ruthigen Inc.) (1)(2)(3)	Biotechnology	Common Stock	23,044	251,326	113,146	5.61%
Pulmatrix Inc. (f/k/a Ruthigen Inc.) (1)(2)	Biotechnology	Series A Warrants	8,276	207	202	0.00%

Vapor Corp. (1)	Tobacco	Common Stock	21,428	-	10,285	0.51%
Vapor Corp. (1)	Tobacco	Warrants	90,909	48,513	43,042	2.14%

Xtant Medical Holdings, Inc. (formerly Bacterin Holdings International Inc.)	Health Care Supplies	Warrants	11,513	31,773	15,860	0.79%

Total Non-controlled/Non-affiliated investments				$1,950,850	$1,601,646	79.47%

Reconciliation to Net Assets:
Investments at fair value					$1,601,646	79.47%
Cash and cash equivalents					779,243	38.67%
Other current assets					35,324	1.75%
Liabilities in excess of other assets					(400,765)	(19.88)%
Net Assets					$2,015,448	100.00%

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.

(2) Securities are not income producing.

(3) Converted $101,530 in principal and interest into common shares.

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

		Type of			Fair	% of
Company	Industry	Investment	Principal/Shares	Cost	Value	Net Assets
Non-controlled/Non-affiliated investments
Intercloud Systems, Inc. (1)(3)	IT Consulting & Other Services	Common Stock	17,425	$108,875	$50,881	2.15%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	38,835	31,021	47,540	2.01%

Pulmatrix Inc. (f/k/a Ruthigen Inc.) (2)	Biotechnology	Common Stock	20,690	149,796	72,415	3.06%
		Series A Warrants	20,690	207	6,160	0.26%

Arista Power, Inc. (1)	Electrical Components & Equipment	Series A Convertible Preferred Stock	100,000	46,505	35,000	1.48%
		Warrants	750,000	53,495	47,923	2.01%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Common Stock	55,000	68,341	56,100	2.36%
		Warrants	16,500	14,159	9,605	0.40%

Musclepharm Corp. (2)(4)	Personal Products	Common Stock	2,500	22,500	21,250	0.89%

PishPosh Inc.(1)(2)	Online Retail - Specialty Apparel	Convertible Preferred Stock	287,500	149,988	95,856	4.04%
		Warrants	50,000	12	339	0.00%

Bacterin Holdings International Inc.(2)	Health Care Supplies	Common Stock	23,026	99,475	69,769	2.94%
		Warrants	11,513	31,773	17,383	0.72%

Dejour Energy Inc. (2)	Oil & Gas Exploration	Warrants	800,000	36,308	25,369	1.06%

iNeedMD Holdings, Inc.	Health Care Supplies	Common Stock	25,000	795	795	0.02%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series C Convertible Preferred Stock	200,000	100,000	100,000	4.21%
		Series D Convertible Preferred Stock	100,000	50,000	50,000	2.10%

Optex Systems Holdings Inc. (1)	Aerospace & Defense	12% Convertible Debenture (Due 11/2016)	$100,000	100,000	179,520	7.57%

Vapor Corp. (1)	Tobacco	7% Convertible Debenture (Due 11/2015)	$100,000	51,487	62,700	2.64%
		Warrants	90,909	48,513	59,832	2.52%
Total Non-controlled/Non-affiliated investments				$1,163,250	$1,008,437	42.57%

Reconciliation to Net Assets:
Investments at fair value					$1,008,437	42.57%
Cash and cash equivalents					1,739,520	73.43%
Other current assets					23,575	1.00%
Liabilities in excess of other assets					(402,554)	(16.99)%
Net Assets					$2,368,978	100.00%

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.

(2) Securities are not income producing.

(3) Converted $112,000 in principal and interest into common shares.

(4) Security is subject to an 8 month (12.5%/month) bleed-out agreement. No more than 1,250 shares can be sold per month.

See accompanying notes to unaudited consolidated financial statements.

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2015 and December 31, 2014:

	September 30, 2015
	(unaudited)		December 31, 2014
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
IT Consulting & Other Services	$-	0.00%	$50,881	5.05%
Life Sciences Tools & Services	39,939	2.49%	47,540	4.71%
Biotechnology	487,963	30.47%	78,575	7.79%
Biometric Technology	100,000	6.24%	-	0.00%
Electrical Components & Equipment	36,149	2.26%	82,923	8.22%
Health Care Equipment	3,445	0.22%	65,705	6.52%
Personal Products	-	0.00%	21,250	2.11%
Online Retail - Specialty Apparel	90,454	5.65%	96,195	9.54%
Health Care Supplies	16,655	1.04%	87,947	8.72%
Oil & Gas Exploration	-	0.00%	25,369	2.52%
Mining Exploration	66,376	4.14%	-	0.00%
Communications Equipment	150,000	9.37%	150,000	14.87%
Aerospace & Defense	147,871	9.23%	179,520	17.80%
Tobacco	53,327	3.33%	122,532	12.15%
Application Software	159,467	9.96%	-	0.00%
Multimedia Technology	100,000	6.24%	-	-
Other	150,000	9.37%	-	-
	$1,601,646	100.00%	$1,008,437	100.00%

See accompanying notes to the unaudited consolidated financial statements

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 1 - ORGANIZATION AND BUSINESS

Point Capital, Inc. (the “Company”) was incorporated in the State of New York on July 13, 2010. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP") and include the financial statements of the Company and its wholly-owned subsidiary, Hemp Funding, Inc. All intercompany transactions and balances have been eliminated.

All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2015, and the results of operations and cash flows for the nine months ended September 30, 2015 have been included. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2014, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. The consolidated balance sheet as of December 31, 2014, contained herein, was derived from those consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. At September 30, 2015, the Company had cash balances exceeding the FDIC and SIPC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Securities Transactions

Securities transactions are recorded on a trade date basis. Securities transactions outside conventional channels, such as private transactions, are recorded as of the date the Company obtains the right to demand the securities purchased or to collect the proceeds from a sale, and incurs an obligation to pay for securities purchased or to deliver securities sold, respectively. The Company records interest and dividend income on an accrual basis beginning on the trade settlement date (the date on which a financial transaction is settled and monies from the transaction have occurred) or the ex-dividend date, respectively, to the extent that the Company expects to collect such amounts. Commissions and other costs associated with transactions involving securities, including legal costs, are included in the cost basis of purchases and deducted from the proceeds of sales.

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

Valuation of Investments

Our investments consist of loans and securities issued by public and privately-held companies, including convertible debt, loans, equity warrants and preferred and common equity securities.

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

SEPTEMBER 30, 2015

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

The following are the Company’s investments owned by levels within the fair value hierarchy at September 30, 2015:

	Level 1	Level 2	Level 3	Total
Common Stock	$504,097	$-	$65,892	$569,989
Convertible Preferred Stock	-	15,000	387,571	402,571
Convertible Debentures	-	-	250,242	250,242
Debenture	-	-	30,000	30,000
Warrants	-	217,172	131,672	348,844
Total Investments	$504,097	$232,172	$865,377	$1,601,646

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of Investments (continued)

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2014:

	Level 1	Level 2	Level 3	Total
Common Stock	$270,415	$-	$795	$271,210
Convertible Preferred Stock	-	35,000	245,856	280,856
Convertible Debentures	-	-	242,220	242,220
Warrants	-	153,979	60,172	214,151
Total Investments	$270,415	$188,979	$549,043	$1,008,437

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$549,043	$147,231
Purchase of investments at cost	585,582	150,000
Repayment and conversion of convertible debentures	(151,487)	-
Net change in unrealized depreciation on investments	(117,761)	(93,626)
Net transfers in and/or out of Level 3 (1)(2)	-	(147,231)
Balance at end of period	$865,377	$56,374

Net change in unrealized depreciation in earnings relating to assets still held	$(117,761)	$(93,626)

(1)	Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.
(2)	Transfers occurred due to the expiration of the restriction under Rule 144A of the Securities Act.

Investment Type	Fair Value at September 30, 2015	Valuation Technique	Unobservable inputs	Input
Common Stock	$65,097	Recent Transactions	Discount for lack of marketability(“DLOM”)	35%
Common Stock	$795	Recent Transactions	N/A	N/A
Convertible Preferred Stock	$89,700	Comparable market approach	DLOM Price/Sales Multiple	35% 1.35x
Convertible Preferred Stock	$147,871	Comparable market value	DLOM	41%
Convertible Preferred Stock	$150,000	Recent Transactions	N/A	N/A
Convertible Debentures	$250,242	Recent Transactions	N/A	N/A
Debenture	$30,000	Recent Transaction	N/A	N/A
Warrants	$754	Comparable market approach	DLOM Price/Sales Multiple	35% 1.35x
Warrants	$31,160	Dealer quote	N/A	N/A
Warrants	$99,758	Recent Transactions	N/A	N/A
	$865,377

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of Investments (continued)

Investment Type	Fair Value at December 31, 2014	Valuation Technique	Unobservable inputs	Input
Common Stock	$795	Recent Transaction	N/A	N/A
Convertible Preferred Stock	$95,856	Comparable market approach	DLOM	35%
			Price/Sales Multiple	1.38	x
Convertible Preferred Stock	$150,000	Recent Transaction	N/A	N/A
Convertible Debentures	$179,520	Comparable market value	Restriction discount	56%
Convertible Debentures	$62,700	Comparable market value	Restriction discount	43%
Warrants	$340	Comparable market approach	Price/Sales Multiple	1.38	x
Warrants	$59,832	Comparable market value	Restriction discount	43%
	$549,043

If the price multiple or sales multiple were to increase or decrease, the fair value of the investments would increase or decrease, respectively. If the DLOM or restriction discount were to increase or decrease, the fair value of the investments would decrease or increase, respectively.

Portfolio Company Investment Classification

The Company classifies its portfolio company investments in accordance with the requirements of the 1940 Act.  Under the 1940 Act, “Controlled Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation.  Under the 1940 Act, “Affiliated Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities.  Under the 1940 Act, “Non-Controlled/Non-Affiliated Investments” are defined as investments that are neither Controlled Investments nor Affiliated Investments. At September 30, 2015 and December 31, 2014, the Company did not have any Controlled or Affiliated investments.

Offering and Related Offering Costs

During the nine months ended September 30, 2014, the Company issued 1,650,000 shares of common stock for gross proceeds of $330,000 through a private capital raise.

Offering costs include any costs associated with the offering of the Company’s shares.

During the nine months ended September 30, 2014, the Company incurred $33,140 in offering expenses to a third party placement agent (“Agent”) associated with capital raising activities with gross proceeds of $330,000. The offering costs were paid to the Agent based upon a 7% fixed amount related to gross proceeds raised. The Agent is also entitled to receive an additional amount up to 3% in a non-accountable expense allowance.

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

The Company incurred $1,258,388 in offering expenses for the nine months ended September 30, 2014.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Income Taxes

For 2014, the Company was treated for federal income tax purposes, and intends to qualify thereafter, as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of ‘‘Investment Company Taxable Income,’’ as defined in the Code, each year. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. The Company intends to distribute sufficient dividends to maintain its RIC status each year. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income each calendar year, 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. The Company will generally endeavor each year to avoid any federal excise taxes.

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

SEPTEMBER 30, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

As of September 30, 2015 and December 31, 2014, the Company had not recorded a liability for any unrecognized tax positions.  Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.  The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses.

Recent Accounting Pronouncements

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”), which removes the requirement to include, as well as provide certain disclosure for, investments in the fair value hierarchy for which the fair value is measured at net asset value using the practical expedient. Disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. ASU 2015-07 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. We do not believe the adoption of ASU 2015-07 will have a material impact on our consolidated financial statements.

NOTE 3 - REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK

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

The Company believes the carrying amount reported in the consolidated balance sheets for the Preferred Stock of $400,000 approximates the fair market value of such Preferred Stock based on the short-term maturity of these instruments which also equals the redemption value reflected as on the consolidated balance sheets.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4 - STOCK OPTIONS

The Company entered into an agreement with its independent directors to issue each independent director of the board 112,500 options for the first quarter of 2015 and 37,500 on the first day of each quarter going forward at a strike price equal to the then fair market value. Each option issuance vests over a three-month period. On January 1, 2015, each independent director of the Company’s board was issued 112,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30 for an aggregate of 337,500 options. Additionally, on April 1, 2015 and July 1, 2015, each independent director of the Company’s board was issued 37,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30 per share, the fair value of the Company’s common stock on the date of grant, expiring five years from the date of issuance for an aggregate of 225,000 options.

To calculate the option-based compensation, the Company used the Black-Scholes option-pricing model. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience. To determine the fair value of the stock options, the Company utilized a 1.63% risk-free rate and 40% volatility during the nine months ended September 30, 2015.

As of September 30, 2015, there are 562,500 options exercisable. As of September 30, 2015, there was no unvested stock-based compensation expense to recognize. Total share-based compensation expense recognized was $62,758 for the nine months ended September 30, 2015. The aggregate intrinsic value at September 30, 2015 was $0 and was calculated based on the difference between the Company’s share price established in its most recent PPM and the exercise price of the underlying options.

NOTE 5 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2015 and 2014:

Net asset value per common share data:	For the Nine Months ended September 30,
	2015	2014
Net asset value per common share, beginning of period	$0.05	$0.04
Net investment gain (loss)	0.00	0.00
Net realized gain (loss) on investments	0.00	0.00
Net change in unrealized appreciation (depreciation) on investments	(0.01)	0.00
Net increase (decrease) in net assets resulting from operations	(0.01)	0.00
Capital stock transactions:
Issuance of common stock	0.00	0.03
Offering costs from issuance of common stock	0.00	(0.03)
Net increase in net assets from capital stock transactions	0.00	0.00
Net asset value per common share, end of period	$0.04	$0.04
Ratios and supplemental data:
Per share market price, end of period (1)	$1.69	$-
Total return (2)	(14.92)%	1.95%
Common shares outstanding, end of period	50,582,441	48,382,440
Weighted average common shares outstanding during period	50,582,441	45,256,726
Net assets, end of period	$2,015,448	$2,090,853
Annualized ratio of operating expenses to average net assets	(10.83)%	(6.36)%
Annualized ratio of net investment loss to average net assets	(8.87)%	(5.34)%
Portfolio Turnover	27.06%	-%

1.	The shares of the Company's common stock were listed in the OTC Market beginning January 5, 2012. There was no market price for the shares as of September 30, 2014.
2.	Total return is based on the change in net asset value during the period, adjusted for the impact of capital stock transactions and related offering costs. Since there was no market price for the nine months ended September 30, 2014 and the shares were not actively traded in 2014 and for the nine months ended September 30, 2015, total return based on stock price has not been presented for the nine months ended September 30, 2015 and 2014.

NOTE 6 – SUBSEQUENT EVENTS

In November 2015, the Company sold marketable securities consisting of common shares for net proceeds of approximately 67,600.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “Point Capital,” Company,” “we,” “our” or “us” refer to Point Capital, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Portfolio Update

As of September 30, 2015, we held twenty portfolio companies all of which are non-controlled and non-affiliated investments.

MultiMedia Platforms Inc. (MMPW) - On July 6, 2015, we completed an investment of $100,000 in a 9% convertible debenture and 333,334 warrants of MultiMedia Platforms Inc., an OTCQB listed company. We have the right to convert all or any portion of the then aggregate outstanding principal amount of this note, together with any accrued and unpaid interest thereon, into shares of common stock of MMPW at the lower of $.30 per share or at such price that equals 85% of the price of the MMPW’s common stock or common stock equivalent sold at the next equity or convertible debt financing with gross proceeds to MMPW of no less than $1,000,000. Each warrant expires on March 6, 2018 and is exercisable at an exercise price equal to the lesser of (i) $0.75 or (ii) 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to MMPW of no less than $1,000,000. MultiMedia Platforms Inc. is a multimedia technology and publishing company that integrates print media with social media, and related online platforms, to deliver information and advertising to niche markets.

Home Bistro, Inc. (“Home Bistro”) - On August 7, 2015, we completed an investment of $150,000 in a 15% convertible debenture and 75,000 warrants of Home Bistro, Inc. We have the right to convert all or any portion of the then aggregate outstanding principal amount of this note, together with any accrued and unpaid interest thereon, into shares of common stock of Home Bistro at any time following a closing date, at 75% of the pricing of the Home Bistro’s securities offered at their next round of financing. Each warrant expires on August 7, 2020 and is exercisable at an exercise price equal to 150% of the pricing of Home Bistro’s next round of financing. Home Bistro, Inc. is a private company.

Accelerize, Inc. (ACLZ) - On August 17, 2015, we completed an investment of $100,000 in 100,000 shares of common stock and 60,000 warrants of Accelerize Inc., an OTC BB listed company. Each warrant expires on August 17, 2020 and is exercisable at an exercise price of $1.32. Accelerize, Inc. provides software solutions for businesses interested in expanding their online advertising spending.

ID Global Solution Corp. (IDGS) - On June 25, 2015, we completed an investment of $100,000 in a 10% convertible debenture and 2,200,000 warrants of ID Global Solution Corp., an OTCBB listed company. We have the right to convert all or any portion of the then aggregate outstanding principal amount of this debenture, together with any accrued and unpaid interest thereon, into shares of common stock of IDGS at $.03 per share. Each warrant expires on June 25, 2020 and is exercisable at an exercise price of $0.05. ID Global Solution Corp. is an international biometrics and payment processing company with a unique technology platform that provides valuable, secure payment processing for consumers as well as for merchants.

Provectus BioPharmaceuticals Inc. (PVCT) - On June 22, 2015, we completed an investment of $75,000 in 100,000 shares of common stock and 100,000 warrants in Provectus BioPharmaceuticals Inc., an NYSE listed company. Each warrant expires on June 22, 2020 and is exercisable at an exercise price of $0.85. Provectus BioPharmaceuticals Inc. is a development-stage biopharmaceutical company that is primarily engaged in developing ethical pharmaceuticals for oncology and dermatology indications. PVCTs goal is to develop alternative treatments that are safer, more effective, less invasive and more economical than conventional therapies.

Pershing Gold Corp. (PGLC) - On April 10, 2015, we completed an investment of $100,000 in 17,094 shares of common stock and 6,838 warrants in Pershing Gold Corp., a NASDAQ listed company. Each warrant expires on April 10, 2017 and is exercisable at an exercise price of $7.92. Pershing Gold Corp. operates as a gold exploration company that seeks out and develops significant gold exploration and development properties in the state of Nevada.

MabVax Therapeutics Holdings Inc. (MBVX) - On April 6, 2015, we completed an investment of $100,000 in 133,333 shares of common stock and 66,667 warrants of MabVax Therapeutics Holdings Inc., an OTCBB listed company. Each warrants expire on October 6, 2017 and are exercisable at $1.50 per common share. MabVax Therapeutics Holdings Inc. is a biopharmaceutical company that discovers, develops, and commercializes small molecule drugs to treat serious diseases. MVBX’s most advanced product development programs are for the treatment of cancer and diabetes.

Pulmatrix Inc. (PULM) - On March 21, 2014, we completed a $150,003 investment in 8,276 shares of common stock and 8,276 warrants of Pulmatrix, Inc. a NASDAQ listed company. These warrants expire on March 21, 2016 and the exercise price of these warrants is $18.125 per common share. Additionally, on February 13, 2015, we completed a $100,000 investment in a 5% convertible debenture of Pulmatrix, Inc. On June 30, 2015, $100,000 of principal and $1,530 of interest of this 5% convertible debenture was converted into 14,768 shares of common stock. Pulmatrix focuses on the discovery, development, and commercialization of pharmaceutical-grade hypochlorous acid based therapeutics to prevent and treat infection in invasive applications.

DatChat Inc. Between February 6, 2015 and April 2, 2015, we completed a $100,150 investment in 2,000,000 shares of common stock in DatChat, Inc., a private company that develops mobile messaging applications as well as other intellectual property. Additionally, on May 2015, we completed a $30,000 investment in a 10% debenture.

Actinium Pharmaceuticals Inc. (ATNM) - On February 6, 2015, we completed a $190,100 investment in 43,000 shares of common stock and 29,250 warrants of Actinium Pharmaceuticals Inc., a NYSE listed company. ATNM operates as a biopharmaceutical company that develops alpha particle immunotherapeutic and other radiopharmaceuticals for select applications. The warrants expire on February 6, 2019 and are exercisable at $6.50 per common share. On May 26, 2015, we sold 4,000 shares of this common stock.

Optex Systems Holdings, Inc. (OPXS) - On November 17, 2014, we completed a $100,000 investment in a 12% convertible debenture of Optex Systems Holdings, Inc., an OTCBB listed company that manufactures optical sighting systems and assemblies primarily for Department of Defense (DOD) applications. OPXS also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. On March 26, 2015, $100,000 of principal and $4,433 of interest of the convertible debt converted into 64.10 shares of Series B Convertible Preferred Stock which is convertible into 41,773 shares of OPXS common stock.

Vapor Corp. (VPCO) - On November 14, 2014, we completed a $100,000 investment in a 7% convertible debenture and 90,909 warrants of Vapor Corp., a NASDAQ listed company that markets and distributes electronic cigarettes. VPCO distributes electronic devices that vaporize a liquid solution, which provides users an experience akin to smoking without actual combustion. The warrants expire on November 14, 2019 and the exercise price of the warrants is $2.00 per share. On August 3, 2015, the Company collected the principal amount of $100,000 and all unpaid and accrued interest. Additionally, in September 2015, pursuant to certain anti-dilutive provisions in the convertible debt agreement, the Company received 21,428 common shares of VPCO.

iNeedMD Holdings, Inc. (NEMD) - On October 15, 2014, we completed a $795 investment in 25,000 shares of common stock of iNeedMD Holdings Inc., an OTCBB listed company that manufactures medical devices that acquires and transmits health related data.

Orbital Tracking Corp. (TRKK) - On October 10, 2014, we completed a $150,000 investment in 200,000 shares of Series C Preferred Stock and 100,000 shares of Series D Preferred Stock of Orbital Tracking Corp., an OTC BB listed company that provides satellite telecommunications voice airtime, tracking devices and services, and ground station construction. TRKK provides mobile voice and data communications services globally via satellite. Each shares of Series C Preferred converts into 10 shares of common stock. Each shares of Series D Preferred convert into 20 shares of common stock.

Dejour Energy, Inc. (DEJ) - On August 12, 2014, we completed a $200,000 investment in 800,000 shares of common stock and 800,000 warrants of Dejour Energy, Inc., a NYSE listed company. DEJ is an independent oil and natural gas company operating multiple exploration and production projects in North America's Piceance Basin and Peace River Arch regions. The warrants expire on December 31, 2015 and the exercise price of the warrants is $0.35 per share. We currently hold 800,000 warrants.

Xtant Medical Holdings, Inc. (formerly Bacterin International Holdings, Inc.) (XTNT) - On August 1, 2014, we completed a $131,248 investment in 23,026 shares of common stock and 11,513 warrants of Xtant Medical Holdings, Inc., a NYSE listed company that produces human tissue for orthopedic procedures. BONE produces allografts of human calcellous bone which has been demineralized. BONE also produces medical devices for orthopedic, plastic, and cardiovascular surgery; and antimicrobial coatings for medical devices. The warrants expire on August 1, 2019 and the exercise price of the warrants is $7.12 per share. We currently hold 11,513 warrants.

PishPosh, Inc. - On July 2, 2014, we made an investment of $150,000 in convertible preferred stock and 50,000 three-year warrants exercisable at $1.00 per share of PishPosh, Inc., a private company that operates a commerce platform serving parents and grandparents of newborns, infants, and toddlers. $100,000 of the convertible preferred stock is convertible at $1.00 per common share and $50,000 is convertible at $0.2666 per common share.

Cesca Therapeutics, Inc.(KOOL) - On June 13, 2014, we completed an $82,500 investment in 55,000 shares of common stock and 16,500 warrants of Cesca Therapeutics, Inc., a NASDAQ listed company that operates as a supplier of products targeting the worldwide adult stem cell market. KOOL offers automated and semi-automated devices and single-use processing disposables that enable the collection, processing and cryopreservation of stem cells and other cellular tissues from cord blood and bone marrow used in regenerative medicine. The warrants expire on June 13, 2019 and the exercise price of the warrants is $1.55 per share. We currently hold 16,500 warrants.

Arista Power, Inc. (ASPW) - On March 31, 2014, we completed a $100,000 investment in 9% convertible preferred stock and 750,000 warrants of Arista Power, Inc., an OTCBB listed company that develops and manufactures renewable power equipment. ASPW produces wind turbines, solar energy systems, and custom-designed power management systems. The Preferred Stock is convertible into shares of common stock at a conversion price equal to $0.20 per common share. The warrants expire on March 31, 2019 and the exercise price of the warrants is $0.25 per common share.

CombiMatrix Corp. (CBMX) - On December 19, 2013, we completed an $80,000 investment in Series D Convertible Preferred Stock and warrants of CombiMatrix Corp., a Nasdaq-listed company. CBMX is a molecular diagnostics company specializing in DNA-testing services for development disorders. The preferred stock was converted into common stock at $2.06 per share. The warranst expire on December 19, 2018 and the exercise price of the warrants is $3.12 per common share. We currently hold 38,835 warrants of CombiMatrix.

Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto.

For the three and nine months ended September 30, 2015, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes:

(i)	Net investment income (loss), which is primarily the interest and dividends earned from investing in debt and equity securities, less our operating expenses and provision or benefit for income taxes;

Net realized gain (loss) on investments which reflects the difference between the proceeds from an exit of an investment and the cost at which the investment was carried on our consolidated balance sheets, and;

(ii)	Net change in unrealized appreciation (depreciation) on investments. Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost. Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Investment Income.  We recognize investment income on our investments which includes interest income from cash and cash equivalents and our convertible debenture investments, dividend income from our convertible preferred investment, and income from the receipt of common shares received pursuant to anti-dilutive terms in certain investments. For the three months ended September 30, 2015 and 2014, investment income amounted to $11,606 and $4,510, respectively. For the nine months ended September 30, 2015 and 2014, investment income amounted to $24,448 and $15,918, respectively. The increase was attributable to an increase in investments made in convertible debt instruments.

Operating Expenses. Operating expenses consist of compensation expense, professional fees which include accounting fees, filing fees related to SEC required filings, consulting expense, and insurance expense. For the three months ended September 30, 2015, total operating expenses were $45,545 as compared to $151,048 for the three months ended September 30, 2014, a decrease of $105,503. The decrease was primarily attributable a decrease in stock-based consulting fees of $112,500 and other consulting fees of $18,000 offset be an increase in compensation of $24,168. For the nine months ended September 30, 2015, total operating expenses were $191,829 as compared to $221,933 for the nine months ended September 30, 2014, a decrease of $30,104. The decrease was primarily attributable a decrease in stock-based consulting fees of $112,500 and other consulting fees of $18,000 offset by an increase in compensation of $74,370 and an increase in professional fees of $26,563.

Net Realized Gain (Loss) on Investments. For the three months ended September 30, 2015 and 2014, we realized a net gain (loss) from the partial sales of our investments of $59,220 and $104,260, respectively. For the nine months ended September 30, 2015 and 2014, we realized a net gain (loss) from the partial sales of our investments of $(54,515) and $104,260, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments. As of September 30, 2015 and December 31, 2014, the cost basis in our portfolio companies was $1,950,850 and $1,163,250 with a fair market value of $1,601,646 and $1,008,437, respectively. The net change in unrealized appreciation (depreciation) on investments for the three months ended September 30, 2015 and 2014 was $(486,125) and $(293,023), respectively. The net change in unrealized depreciation on investments for the nine months ended September 30, 2015 and 2014 was $194,391 and $228,221, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations. For the three months ended September 30, 2015 and 2014, the net decrease in net assets resulting from operations was $(460,844) and $(335,301), respectively. For the nine months ended September 30, 2015 and 2014, the net decrease in net assets resulting from operations was $(416,287) and $(329,976), respectively,

Liquidity and Capital Resources

As of September 30, 2015, the Company had $779,243 in cash and cash equivalents, compared to $1,739,520 as of December 31, 2014, a decrease of $960,277. This decrease was primarily attributable to purchase of investments of approximately $1,195,000 offset by proceeds from the sale of investments of $353,000 generated from the sale of certain investments in portfolio companies.

The Company believes that our existing available cash will enable the Company to meet the working capital requirements for at least 12 months.

Operating, Investing and Financing Cash Flows

For the nine months ended September 30, 2015 and 2014, net cash used in operations was $960,277 and $798,589, respectively. Our cash flow used in operations for the nine months ended September 30, 2015 and 2014 was primarily attributable to our net loss and the purchase of investments offset by proceeds from the sale of investments.

For the nine months ended September 30, 2015 and 2014, net cash provided by financing activities was $0 and $791,860, respectively. Our cash flow from financing activities during the nine months ended September 30, 2014 was primarily due to $840,000 in proceeds received from the sale of our common stock offset by the repayment of notes payable of $15,000 and the payment of offering costs of $33,140.

We currently have no commitments with any person for any capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock-Based Compensation for Obtaining Director Services

We entered into an agreement with our directors to issue each independent director of the board 112,500 options for the first quarter of 2015 and 37,500 on the first day of each quarter going forward at a strike price equal to the then fair market value. Each option issuance vests over a 3-month period. On January 1, 2015, each independent director of the Company’s board was issued 112,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30. On April 1, 2015, each independent director of the Company’s board was issued 37,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30. On July 1, 2015, each independent director of the Company’s board was issued 37,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30. As of September 30, 2015 there are 562,500 options exercisable.

As of September 30, 2015, there was no unvested stock-based compensation expense to recognize. Total share-based compensation expense recognized was $62,758 for the nine months ended September 30, 2015. The aggregate intrinsic value at September 30, 2015 was $0 and was calculated based on the difference between the Company’s share price established in its most recent private placement memorandum (“PPM”) and the exercise price of the underlying options.

To calculate the option-based compensation, the Company used the Black-Scholes option-pricing model. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience. To determine the fair value of the stock options, the Company utilized a 1.63% risk-free rate and 40% volatility.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer included, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were significant weaknesses in its internal control over financial reporting as of September 30, 2015 as discussed in Item 9A. Controls and Procedures in our most recent 10-K filing (filed on March 31, 2015).

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2015 the Company was contacted by the Securities and Exchange Commission with respect to potential non-compliance by the Company of certain provisions of the Investment Company Act of 1940. Subsequent to the Company responding to the issues raised on a conference call among the Securities and Exchange Commission and certain representatives of the Company, the Company has had no further communication with the Commission regarding this matter.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT CAPITAL, INC.

By:	/s/ Richard A. Brand
Name: Richard A. Brand
Title: Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 20, 2015

By:	/s/ Adam Wasserman
Name: Adam Wasserman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 20, 2015

