Form 10-K
period 2015-12-31
Point Capital, Inc.
filed 2016-06-14
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number: 333-173163

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing price of $1.50 per share of common stock as of June 30, 2015 was $31,410,008.

As of June 12, 2016, there were 50,082,441 shares of common stock, par value $0.0001 per share, outstanding.

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

We are a closed-end, non-diversified investment company that is regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  As a business development company, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. For 2015 and 2014, we are treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The address of our principal executive office is c/o Point Capital, Inc., 285 Grand Avenue, Building 5, Englewood, NJ 07631. Our telephone number is 201-408-5126. Our internet website is www.pointcapitalinc.com.

We have entered into agreements with U.S Bank, NA to be the custodian of our portfolio securities.

Our transfer agent is Manhattan Registrar Company, 57 Eastwood Road, Miller Place, NY 11764. Their telephone number is (877) 645-8691.

Investment Objective

Our investment objective is to provide current income and capital appreciation. We intend to accomplish our objective by investing in the common stock, preferred stock, warrants and convertible notes of small and mid-cap companies. Our investments are made principally through direct investments in prospective portfolio companies.  However, we may also purchase securities in private secondary transactions. The Company will also consider investing in private companies that meet its investment objectives.

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

Section 56(a) of the 1940 Act requires that at least a majority of the Company’s Board of Directors be composed of independent Directors. To be considered independent, a Director may not be (i) an officer or employee of the Company, (ii) a direct or indirect beneficial owner of 5% or more of the Company’s voting shares, (iii) an immediate family member of an affiliate of the Company, (iv) any interested person of an investment adviser or principal underwriter to the Company, (v) legal counsel to the Company (or acted as such at any time during the preceding two completed fiscal years) or (vi) a person that has had a material business relationship with the Company at any time during the last two fiscal years. Our current Board of Directors consists of four members, three of whom we consider independent.

Our Board of Directors has established an Audit Committee to assist the Board of Directors in fulfilling its oversight responsibilities. The Audit Committee is composed of Van Parker, Committee Chairman, Joel Stone, and Leonard Schiller. The Audit Committee’s responsibilities include overseeing our accounting and financial reporting processes, our systems of internal controls over financial reporting, and audits of our consolidated financial statements.

Intellectual Property

We do not own any intellectual property rights except for our internet websites at the following URLs: www.pointcapitalinc.com and www.hempfundinginc.com.

Employees

We currently have no employees and our chief executive officer and chief financial officer provide service on a part-time basis. Our chief executive office is also a director.  All functions including development, strategy, negotiations and administration are currently being provided by our executive officers or outsourced to service providers. Our officers and directors do not work exclusively for us and do not devote all of their time to our operations.  Their other activities prevent them from devoting their full-time to our operations.

Material U.S. Federal Income Tax Considerations

From incorporation through December 31, 2013, we were treated as a corporation under the Internal Revenue Code of 1986, as amended (the "Code"). Effective January 1, 2014, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code. As explained below, we have made no provision for income taxes as of December 31, 2015 and 2014. Our continued qualification as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of qualifying, or impede our ability to qualify, as a RIC. For example, a RIC must meet certain requirements, including source of income and asset diversification requirements (as described below) and distributing annually at least 90% of its investment company taxable income (the “Annual Distribution Requirement”). The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income.

A RIC generally will not have to pay corporate-level federal income taxes on any investment company taxable income (which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses) or any realized net capital gains (which is generally net realized long-term capital gains in excess of net realized short-term capital losses) that we distribute to our stockholders. We will be subject to United States federal income tax at the regular corporate rates on any investment company taxable income or capital gain not distributed (or deemed distributed) to our stockholders.

In order to qualify and continue to qualify as a RIC for federal income tax purposes and obtain the tax benefits accorded to a RIC, in addition to satisfying the Annual Distribution Requirement, we must, among other things:

●	Have in effect at all times during each taxable year an election to be regulated as a business development company under the 1940 Act;

●	Derive in each taxable year at least 90% of our gross income from (i) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and (ii) net income derived from an interest in a “qualified publicly traded limited partnership” (the “90% Income Test”); and

●	Diversify our holdings so that at the end of each quarter of the taxable year:

○	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

○	no more than 25% of the value of our assets is invested in (i) securities (other than U.S. government securities or securities of other RICs) of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

Provided that we satisfy the Diversification Tests as of the close of any quarter, we will not fail the Diversification Tests as of the close of a subsequent quarter as a consequence of a discrepancy between the value of our assets and the requirements of the Diversification Tests that is attributable solely to fluctuations in the value of our assets. Rather, we will fail the Diversification Tests as of the end of a subsequent quarter only if such a discrepancy existed immediately after our acquisition of any asset and was wholly or partly the result of that acquisition. In addition, if we fail the Diversification Tests as of the end of any quarter, we will not lose our status as a RIC if we eliminate the discrepancy within thirty days of the end of such quarter and, if we eliminate the discrepancy within that thirty-day period, we will be treated as having satisfied the Diversification Tests as of the end of such quarter.

We satisfied the above RIC requirements during each of the taxable years since our election to be treated as a RIC for tax purposes. Since we did not generate investment company taxable income in any of these taxable years, we were not required to make any distributions to satisfy the Annual Distribution Requirement. We did not generate any realized net capital gains in 2015 and 2014 and, as a result, we were not required to make any distributions to satisfy the Excise Tax Avoidance Requirement, as described below. As such, we have not made any provision for federal income or excise taxes as of December 31, 2015, 2014 and 2013.

Assuming we continue to qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated to the extent that we distribute any investment company taxable income or realized net capital gains to our stockholders. However, we will pay corporate-level federal income tax on any amount of realized net capital gain that we elect to retain. In the event we retain some or all of our realized net capital gains, we may designate the retained amount as a deemed distribution to stockholders. In such case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained realized net capital gain. The amount of the deemed distribution (net of such tax credit or refund) will be added to each U.S. stockholder's cost basis for its common stock. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

As a RIC, we are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income for each calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending December 31 in that calendar year, and (iii) any ordinary income and realized net capital gains for preceding years that were not distributed during such years (the “Excise Tax Avoidance Requirement”). We will not be subject to this excise tax on amounts on which we are required to pay corporate income tax (such as retained realized net capital gains which we designate as "undistributed capital gain" or a deemed distribution). We currently intend to make sufficient distributions (including deemed distributions of retained realized net capital gains) each taxable year to avoid the payment of this excise tax.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given year exceed investment company taxable income (which is likely to occur since our operating expenses are expected to exceed the amount of interest or dividend income we receive on our current portfolio company investments), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. We may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, our stockholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

If we are unable to continue to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Such distributions would be taxable to our stockholders. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

If we fail to qualify as a RIC in any taxable year, we would be required to satisfy the RIC qualification requirements in order to requalify as a RIC and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that were recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC. If we fail to satisfy the 90% Income Test or the Diversification Test described above, however, we may be able to avoid losing our status as a RIC by timely providing notice of such failure to the IRS, curing such failure and possibly paying an additional tax.

Regulation as a BDC

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act requires that a majority of our directors be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC without the approval of a "majority of our outstanding voting securities," within the meaning of the 1940 Act.

Other

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.

We expect to be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement.  Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

Our ability to achieve our investment objectives depends on our ability to manage and support our investment process. If we were to lose Mr. Weisblum as part of our management team, our ability to achieve our investment objectives could be significantly harmed.

We will depend on the investment expertise, skill and network of business contacts of our professional staff who will evaluate, negotiate, structure, execute, monitor and service our investments. Mr. Weisblum is not currently subject to an employment contract or agreement. The departure of Mr. Weisblum could have a material adverse effect on our ability to achieve our investment objectives.

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

While Mr. Weisblum, our chief executive officer, has experience in management positions with BDCs and RICs, other members of the management of Point Capital do not. The investment philosophy and techniques we will use by may differ from those investments with which some of our investment professionals have experience. Accordingly, the results we may achieve may differ substantially from those of previously managed funds. The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to some of the other types of investment vehicles previously managed by our management team. For example, under the 1940 Act, business development companies are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or U.S. public companies with market valuations less than $250 million. Moreover, qualification for RIC tax treatment under subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a business development company or RIC, or could force us to pay unexpected taxes and penalties, which could be material. We have limited prior experience managing a business development company or RIC. Its lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

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

We incur significant costs as a result of being a public company.

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC.

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

Risks Related to Our Current and Future Investments

There will be uncertainty as to the value of our portfolio investments.

As of December 31, 2015, approximately 75% of the fair value of our portfolio investments were in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We expect to value these securities on a quarterly basis in accordance with our valuation policy, which is at all times consistent with GAAP. Our Board of Directors will discuss valuations and determine the fair value in good faith based on the input of our management. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher or lower than the amounts that we ultimately realize upon the disposal of such securities.

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

We intend to invest primarily in selected equity investments issued by small and middle market companies, and non-public companies, senior secured term loans, second lien secured loans, mezzanine debt, and subordinated debt.

Equity Investments. We have made equity investments in instruments such as preferred stock, common stock and related warrants. In addition, when we invest in first and second lien senior loans or mezzanine debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in small and middle market companies and non-public companies involves a number of significant risks, including that they:

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

Senior Secured Loans and Second Lien Loans. When we extend senior secured term loans and second lien loans, we expect to generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. Additionally, these loans are generally convertible into equity instruments of these portfolio companies, including common stock and preferred stock. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies. If we are able to convert the loan to an equity instrument, there is no assurances that we will be able to liquidate such equity instrument, there are may not be an active market to sell such equity instrument, and the value of these equity instruments may be less than the face value of the loan.

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

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

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

Most of our portfolio companies will need additional capital, which may not be readily available.

Most of the portfolio companies may have limited financial resources and typically require substantial additional financing to satisfy their continuing working capital and other capital requirements. We cannot predict the circumstances or market conditions under which these portfolio companies will seek additional capital. Each round of institutional equity financing is typically intended to provide a company with only enough capital to reach the next stage of development. It is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms that are unfavorable to the portfolio company, either of which would negatively impact our investment returns. Some of these companies may be unable to obtain sufficient financing from any provider of capital under any terms, thereby requiring these companies to cease or curtail business operations. Accordingly, investments in these types of companies generally entails a higher risk of loss than investments in companies that do not have significant incremental capital raising requirements.

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

We may choose to waive or defer enforcement of covenants in the debt investments held in our portfolio, which may cause us to lose all or part of our investment in these companies.

Certain of the debt investments in our portfolio companies may include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. The purpose of these provisions is to require our portfolio companies to act, or refrain from acting, in a manner that we believe will best protect the capital we have invested. However, the financial condition and results of operations of our portfolio companies may cause us to determine that it would be in our stockholders’ and portfolio companies’ best interest to waive or defer enforcement of these provisions. As a result, we may offer a flexible payment and covenant enforcement structure to our portfolio companies. Accordingly, determination to waive or defer enforcement of some or all of these covenants may not provide us with the same level of protection as more restrictive conditions that traditional lenders typically impose on borrowers. In certain situations, we may even elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company, including situations where we believe that one or more financial sponsors intend to, express their intent to, or provide subject to milestones or contingencies, continued support, assistance or financial commitment to the borrower. We may also modify or waive a provision or term of our existing debt securities which we would otherwise be entitled to enforce. The terms of any such modification or waiver may not be as favorable to us in the short term as we could have required, or had the right to require, and we may choose to enforce less vigorously our rights and remedies under our debt securities than traditional lenders due to our investment philosophy to provide the portfolio company with the time and flexibility needed to enable it to comply with the terms of the covenant. These actions may reduce the likelihood in the short term of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. These events could harm our financial condition and operating results.

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

In connection with the issuance of 4,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $400,000, the holder of the preferred stock has certain rights and preferences. These rights include the right to elect a majority of the board if so entitled to do so under the 1940 Act, the right to approve the Company ceasing to be a business development company and veto rights over certain actions by the Company. Each share of Series A Convertible Preferred Stock is convertible to 500 shares of common stock, subject to customary anti-dilution provisions as well as upon subsequent equity sales, subsequent rights offerings, pro rata distributions and fundamental transactions, all as more fully described in the Certificate of Designation of Preferences, Rights and Limitations. However, the holder of the Series A Convertible Preferred Stock agreed to waive the anti-dilution provision with respect to issuances by the Company at an effective price less than $0.20 per share. The Company also agreed with the holder of the shares of Series A Convertible Preferred Stock that, subject to certain exceptions, it will not issue any convertible securities or equity.

We are currently in breach of our agreement to comply with our reporting obligations under the Exchange Act.

Pursuant to a Series A Preferred Stock Purchase Agreement dated April 2013, we agreed that as long as the purchasers of our Series A Preferred Stock are holding said shares, we would comply in all respects with our reporting and filing obligations under the Exchange Act.  This Annual Report was not filed in a timely manner, and we are currently delinquent in filing a Quarterly Report for the quarter ended March 31, 2016. Although we are currently in breach of our agreement to remain current, the purchase agreement does not provide for any immediate consequence or default provision such as a reduction in the conversion price of the Series A Preferred, immediate redemption or the like.

The market price of our shares of common stock may be adversely affected if we are unable to implement our investment strategy.

Many of our operating expenses as a public company are fixed and independent of the size of our net assets. Also, declining net assets and/or an increasing operating expense ratio may diminish the marketability of our common stock, which in turn may lead to diminished (or no) institutional ownership of our stock and the corresponding risk of a stock price that trades at a sustained discount to net asset value, which discount may be large.

Our investments also involve a high degree of risk and, as a result, we may incur losses in the value of our investment portfolio. Portfolio company investments are highly speculative and, therefore, an investor in our common stock may lose his entire investment. Unrealized depreciation of the debt and equity securities of our portfolio companies will always be a by-product and risk of our business, and there can be no assurance that we will be successful in executing our investment strategy. The market price of our shares of common stock may be adversely affected if we are unable to successfully implement our investment strategy, and an investment in our common stock would not be suitable for investors with lower risk tolerance.

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

Our securities are quoted on the OTCQB, which may not provide us much liquidity for our investors as an exchange, such as the NASDAQ Stock Market or other national or regional exchanges.

Our securities are quoted on the OTCQB. The OTCQB level of the OTC Markets is an electronic quotation system that provide significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities quoted on the OTCQB are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCQB. Quotes for stocks included on the OTC markets are not listed in newspapers. Therefore, prices for securities traded solely on the OTCQB may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price. We cannot assure you a public trading market will develop. As a result you may not receive a return of all of your invested capital.

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

The market price of our shares of common stock may be adversely affected by the sale of shares by our management or large stockholders.

Sales of our shares of common stock by large stockholders could adversely and unpredictably affect the price of those securities.  Additionally, the price of our shares of common stock could be affected even by the potential for sales by these persons.  We cannot predict the effect that any future sales of our common stock, or the potential for those sales, will have on our share price.  Furthermore, due to relatively low trading volume of our stock, should one or more large stockholders seek to sell a significant portion of its stock in a short period of time, the price of our stock may decline.

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

Market Information

Our common stock is quoted on the OTCQB under the symbol “PTCI”, formerly “GDSW.” Our common stock was listed on January 5, 2012. The following table sets forth the range of high and low sales prices of our common stock as reported on the OTCQB Market for the period beginning May 13, 2014, our initial trade date, through March 31, 2016.

Quarter Ended	High	Low
March 31, 2016	$1.00	$1.00
December 31, 2015	$1.10	$1.10
September 30, 2015	$1.82	$1.69
June 30, 2015	$1.85	$1.30
March 31, 2015	$1.55	$0.80
December 31, 2014	$2.25	$0.75
September 30, 2014	$2.50	$2.25
June 30, 2014	$2.50	$2.35

Security Holders

As of June 12, 2016, there were 50,082,441 shares of common stock issued and outstanding, which were held by approximately 92 stockholders of record.

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

Recent Sales of Unregistered Securities

In January 2016, the Board of Directors of the Company, by unanimous written consent, canceled 500,000 shares that had been issued to a consultant in 2014. In connection with this cancellation, the consultant and the Company agreed to a mutual release whereby the consultant released the Company from any future obligations and the Company released the consultant from any future performance obligations.

Equity Compensation Plans

Previously, we entered into an agreement with our independent directors to issue each independent director of the board 112,500 options for the first quarter of 2015 and 37,500 on the first day of each quarter going forward at a strike price equal to the then fair market value. On January 1, 2015, each independent director of the Company’s board was issued 112,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30 for an aggregate of 337,500 options. Additionally, on April 1, 2015 and July 1, 2015, each independent director of the Company’s board was issued 37,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30 per share, the fair value of the Company’s common stock on the date of grant, expiring five years from the date of issuance for an aggregate of 225,000 options. In December 2015, we determined that, pursuant to the Investment Act of 1940, these stock options should not have been granted and accordingly, the stock options were canceled, all previously recorded compensation recognized of $62,758 was reversed, and our independent directors agreed to be compensated in cash at a rate of $10,000 per year of prior services to December 31, 2015 for an aggregate amount of $70,000, which has been reflected as an accrued expense at December 31, 2015 on the accompanying consolidated statements of assets and liabilities. As of December 31, 2015 and 2014, there are no options outstanding.

Currently, we do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data for the years ended December 31, 2015, 2014 and 2013 is derived from our consolidated financial statements which have been audited by EisnerAmper LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	For the Years Ended December 31,
	2015	2014	2013
Statement of Operations Data:
Total investment income	$47,141	$20,565	$625
Operating expenses:
Total operating expenses	264,313	269,435	72,611
Net investment loss	(217,172)	(248,870)	(71,986)
Net unrealized appreciation (depreciation) on investments	8,142	(219,956)	65,143
Net realized (loss) gain on investments	(200,468)	92,277	39,754
Net (decrease) increase in net assets resulting from operations	(409,498)	(376,549)	32,911

Per Share Data:
Net asset value per common share	$0.04	$0.05	$0.04
Net investment loss (1)	(0.01)	(0.01)	0.00
Net (decrease) increase in net assets resulting from operations (1)	(0.01)	(0.01)	0.00
Distributions declared	-	-	-

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.

	At December 31,
	2015	2014
Balance Sheet Data at Period End:
Investments at fair value	$1,691,518	$1,008,437
Cash	722,764	1,739,520
Total assets	2,450,236	2,771,532
Total liabilities and redeemable convertible preferred stock	490,756	402,554
Net assets	1,959,480	2,368,978
Common shares outstanding	50,582,441	50,582,441
Preferred shares outstanding	4,000	4,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a closed-end, non-diversified investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  As a business development company, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and intends to qualify thereafter.

Investment Strategy

We seek to invest in companies that are asset rich and generating cash flow on a sustainable basis. Further, when identifying prospective portfolio companies, we seek the following attributes, which we believe will help us generate higher total returns with an acceptable level of risk. These attributes are:

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

Portfolio Update

As of December 31, 2015, we held twenty portfolio companies. All are non-controlled and non-affiliated investments.

Accelerize, Inc. (ACLZ) - On August 17, 2015, we completed an investment of $100,000 in 100,000 shares of common stock and 60,000 warrants of Accelerize Inc., an OTCBB listed company. In November 2015, we acquired an additional 21,879 common shares of ACLZ for $9,465. Each warrant expires on August 17, 2020 and is exercisable at an exercise price of $1.32 per common share. ACLZ owns and operates CAKE, a Software-as-a-Service, or SaaS, platform providing online tracking and analytics solutions for advertisers and online marketers. The Company provides software solutions for businesses interested in optimizing their digital advertising spend.

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

Arista Power, Inc. (ASPW) - On March 31, 2014, we completed a $100,000 investment in 9% convertible preferred stock and 750,000 warrants of Arista Power, Inc., a company that develops and manufactures renewable power equipment. ASPW produces wind turbines, solar energy systems, and custom-designed power management systems. The Preferred Stock is convertible into shares of common stock at a conversion price equal to $0.20 per common share. The warrants expire on March 31, 2019 and the exercise price of the warrants is $0.25 per common share. In March 2015, ASPW filed a form with the Securities and Exchange Commission to termination its registration under Section 12(g) of the securities exchange act of 1934. On December 31, 2015, we determined that the fair value of ASPW was zero and accordingly, for the year ended December 31, 2015, we recorded a realized loss on investments of $100,000.

Cesca Therapeutics, Inc. On June 13, 2014, we completed an $82,501 investment in 55,000 shares of Common Stock as well as 16,500 warrants. Cesca Therapeutics, Inc., a Nasdaq-listed company, operates as a supplier of products targeting the worldwide adult stem cell market. The company offers automated and semi-automated devices and single-use processing disposables that enable the collection, processing and cryopreservation of stem cells and other cellular tissues from cord blood and bone marrow used in regenerative medicine. In June 2015, we sold the 55,000 shares of common stock for net proceeds of $47,145. At December 31, 2015 we own 16,500 warrants. Each warrant is exercisable at a price of $1.55 per share.

CombiMatrix Corp. (CBMX) - On December 19, 2013, we completed an $80,000 investment in Series D Convertible Preferred Stock and warrants of CombiMatrix Corp., a Nasdaq-listed company. CBMX is a molecular diagnostics company specializing in DNA-testing services for development disorders. The preferred stock was converted into common stock at $2.06 per share and sold in 2013. The warrants expire on December 19, 2018 and the exercise price of the warrants is $3.12 per common share. We currently hold 38,835 warrants of CombiMatrix.

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

ID Global Solution Corp. (IDGS) - On June 25, 2015, we completed an investment of $100,000 in a 10% convertible debenture and 2,200,000 warrants of ID Global Solution Corp., an OTC listed company. We have the right to convert all or any portion of the then aggregate outstanding principal amount of this debenture, together with any accrued and unpaid interest thereon, into shares of common stock of IDGS at $.03 per share. Each warrant expires on June 25, 2020 and is exercisable at an exercise price of $0.05. ID Global Solution Corp. is an international biometrics and payment processing company with a unique technology platform that provides valuable, secure payment processing for consumers as well as for merchants.

iNeedMD Holdings, Inc. (NEMD) - On October 15, 2014, we completed a $795 investment in 25,000 shares of common stock of iNeedMD Holdings Inc., an OTCBB listed company that manufactures medical devices that acquires and transmits health related data.

MabVax Therapeutics Holdings Inc. (MBVX) - On April 6, 2015, we completed an investment of $100,000 in 133,333 shares of common stock and 66,667 warrants of MabVax Therapeutics Holdings Inc., an OTCQB listed company. Each warrants expire on October 6, 2017 and are exercisable at $1.50 per common share. MabVax Therapeutics Holdings Inc. is a biopharmaceutical company that discovers, develops, and commercializes small molecule drugs to treat serious diseases. MVBX’s most advanced product development programs are for the treatment of cancer and diabetes.

MultiMedia Platforms Inc. (MMPW) - On July 6, 2015, we completed an investment of $100,000 in a 9% convertible debenture and 333,334 warrants of MultiMedia Platforms Inc., an OTCQB listed company. We have the right to convert all or any portion of the then aggregate outstanding principal amount of this note, together with any accrued and unpaid interest thereon, into shares of common stock of MMPW at the lower of $.30 per share or at such price that equals 85% of the price of the MMPW’s common stock or common stock equivalent sold at the next equity or convertible debt financing with gross proceeds to MMPW of no less than $1,000,000. Each warrant expires on March 6, 2018 and is exercisable at an exercise price equal to the lesser of (i) $0.75 or (ii) 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to MMPW of no less than $1,000,000. In October 2015, we received 15,000 common shares of MMPW as payment of accrued interest receivable. MultiMedia Platforms Inc. is a multimedia technology and publishing company that integrates print media with social media, and related online platforms, to deliver information and advertising to niche markets.

Optex Systems Holdings, Inc. (OPXS) - On November 17, 2014, we completed a $100,000 investment in a 12% convertible debenture of Optex Systems Holdings, Inc., an OTCQB listed company that manufactures optical sighting systems and assemblies primarily for Department of Defense (DOD) applications. OPXS also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. On March 26, 2015, $100,000 of principal and $4,432 of interest of the convertible debt converted into 64.10 shares of Series B Convertible Preferred Stock which is convertible into 41,773 shares of OPXS common stock.

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

Pershing Gold Corp. (PGLC) - On April 10, 2015, we completed an investment of $100,000 in 17,094 shares of common stock and 6,838 warrants in Pershing Gold Corp., a NASDAQ listed company. Each warrant expires on April 10, 2017 and is exercisable at an exercise price of $7.92. In November 2015, we sold the 17,094 shares of common stock for net proceeds of $67,585. PGLC operates as a gold exploration company that seeks out and develops gold exploration and development properties in the state of Nevada.

PhaseRX, Inc. - PhaseRx is a preclinical biopharmaceutical company dedicated to developing products for the treatment of inherited enzyme deficiencies in the liver using intracellular enzyme replacement therapy (i-ERT). This i-ERT approach is enabled by its proprietary Hybrid mRNA TechnologyTM platform. On December 23, 2015, we completed a $100,000 in a 5% convertible debenture of Phase Rx, Inc., a company that was recently listed on NASDAQ. We were entitled to convert the unpaid face amount of this debenture and interest, any time following a closing date, at 80% of the pricing of PhaseRx’s next round of financing. Subject to the other terms and provisions contained in the agreement, upon the closing of the qualified offering, and compliance by borrower with all components comprising the qualified offering and provided that all conversion shares to be issued hereunder are registered for resale pursuant to an effective registration statement on Form S-1, the entire outstanding principal amount of the debt together with all accrued and unpaid interest thereon shall automatically convert, without any action on our part, into shares of common stock of PhaseRx, Inc. as are issued in the qualified offering at a conversion price equal to 80% of the qualified offering price or $5.00. In May 2016, PhaseRx, Inc. completed an initial public offering and the convertible debenture was converted into 25,538 shares of common stock of Phase Rx.

PishPosh, Inc. PishPosh, Inc. is a private company that operates a commerce platform serving parents and grandparents of newborns, infants, and toddlers. On July 2, 2014, we made an investment of $150,000 in Convertible Preferred Stock. $100,000 of the Convertible Preferred Stock was convertible at $1.00 and $50,000 was convertible at $0.2666. In January 2016, pursuant to an Asset Purchase Agreement, all holders of notes, shares of its common stock, Series A Preferred Stock and warrants to purchase common stock exchange their securities into 420,000 membership units (the “Units”) issued by Pish Posh Baby LLC, a Delaware limited liability company (“PPD”). Accordingly, we currently own 19,155 membership units in PPD.

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

Pulmatrix Inc. (PULM) - On March 21, 2014, we completed a $150,003 investment in 8,276 shares of common stock and 8,276 warrants of Pulmatrix, Inc. a NASDAQ listed company. These warrants expire on March 21, 2016 and the exercise price of these warrants is $18.125 per common share. Additionally, on February 13, 2015, we completed a $100,000 investment in a 5% convertible debenture of Pulmatrix, Inc. On June 30, 2015, $100,000 of principal and $1,529 of interest of this 5% convertible debenture was converted into 14,768 shares of common stock. During 2015, we sold 15 shares of PULM common stock. Pulmatrix focuses on the discovery, development, and commercialization of pharmaceutical-grade hypochlorous acid based therapeutics to prevent and treat infection in invasive applications.

Vapor Corp. (VPCO) - On November 14, 2014, we completed a $100,000 investment in a 7% convertible debenture and 90,909 warrants of Vapor Corp., an OTCQB listed company that markets and distributes electronic cigarettes. VPCO distributes electronic devices that vaporize a liquid solution, which provides users an experience akin to smoking without actual combustion. The warrants expire on November 14, 2019 and the exercise price of the warrants is $2.00 per share. On August 3, 2015, the Company collected the principal amount of $100,000 and all unpaid and accrued interest. Additionally, in September 2015, pursuant to certain anti-dilutive provisions in the convertible debt agreement, the Company received 21,428 common shares of VPCO.

Xtant Medical Holdings, Inc. (formerly Bacterin International Holdings, Inc.) (XTNT) - On August 1, 2014, we completed a $131,248 investment in 23,026 shares of common stock and 11,513 warrants of Xtant Medical Holdings, Inc., a NYSE listed company that produces human tissue for orthopedic procedures. XTNT produces allografts of human calcellous bone which has been demineralized. XTNT also produces medical devices for orthopedic, plastic, and cardiovascular surgery; and antimicrobial coatings for medical devices. The warrants expire on August 1, 2019 and the exercise price of the warrants is $7.12 per share. During 2015, we sold 23,026 shares of XTNT. We currently hold 11,513 warrants.

Results of Operations

For the years ended December 31, 2015, 2014 and 2013, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes (i) net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net change in unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Investment Income:  For the years ended December 31, 2015, 2014 and 2013, we earned interest and dividend income of $47,141, $20,565 and $625, respectively, primarily resulting from interest earned on convertible debt and other debt, and dividend income earned on convertible preferred stock. The increase was attributable to an increase in income-earning investments.

Operating Expenses: For the year ended December 31, 2015, 2014 and 2013, total operating expenses consisted of the following:

	For the Year Ended December 31,
	2015	2014	2013
Compensation expense	$96,613	$-	$-
Professional fees	94,742	54,721	52,015
Filing fees	7,869	6,744	10,296
Consulting fees	-	174,000	-
Insurance expense	33,496	15,910	-
General and administrative expenses	31,593	18,060	10,300

Total operating expenses	$264,313	$269,435	$72,611

Compensation expense: For the year ended December 31, 2015, we incurred compensation expense of $96,613 consisting directors fees of $70,000 and fees incurred from services performed by our outsourced chief financial officer of $26,613. We did not incur any compensation expense during the years ended December 31, 2014 and 2013.

Professional fees: For the year ended December 31, 2015, professional fees increased by $40,021 or 73.1% as compared to the year ended December 31, 2014. This increase was attributable to an increase in accounting fees of $32,066 and an increase in legal fees of $7,955. For the year ended December 31, 2014, professional fees increased by $2,706 or 5.2% as compared to the year ended December 31, 2013.

Filing fees: Filing fees consist consists of fees incurred to file reports with the securities and exchange commission and other miscellaneous filing fees, For the year ended December 31, 2015, filing fees increased by $1,125 or 16.7% as compared to the year ended December 31, 2014. For the year ended December 31, 2014, filing fees decreased by $3,552 or 34.5% as compared to the year ended December 31, 2013.

Consulting fees: For the year ended December 31, 2014, we incurred consulting fees of $174,000. In July 2014, pursuant to a consulting agreement, we issued 500,000 shares of our common stock for business development services rendered. These shares were valued at their fair value of $150,000 using the most recent offering price of the common stock on the dates of grant of $0.30 per common share and we recorded stock-based consulting fees of $150,000. Additionally, we paid cash of $24,000 to this consultant. We did not incur any consulting expense during the years ended December 31, 2015 and 2013.

Insurance expense: For the year ended December 31, 2015, insurance expense increased by $17,586 or 110.5% as compared to the year ended December 31, 2014. In 2014, we began incurring fees related to our director’s and officer’s insurance policy in May 2014. In 2015, this policy was in place for the entire year. We did not incur any insurance expense during the year ended December 31, 2013.

General and administrative expenses: General and administrative expenses consist of transfer agent fees, custodian fees, bank service charges, bad debt expense listing fees, and other fees and expenses. For the year ended December 31, 2015, general and administrative expenses increased by $13,533 or 74.9% as compared to the year ended December 31, 2014. This increase was primarily attributable to an increase in bad debt expense of $6,800 from the write off of dividends receivable from an investment deemed uncollectible and an increase in listing fees and other miscellaneous charges. For the year ended December 31, 2014, general and administrative expenses increased by $7,760 or 43.0% as compared to the year ended December 31, 2013.

Net Investment loss: For the years ended December 31, 2015, 2014 and 2013, net investment loss amount to $217,172, $248,870 and $71,986, respectively.

Net Realized And Unrealized (Loss) Gain On Investments:

Net Realized Gain (Loss) on Investments: During the years ended December 31, 2015, 2014 and 2013, we disposed of certain positions recognizing a net realized (loss) gain of $(200,468), $92.277 and $39,754, respectively. At December 31, 2015, we determined that the fair value of our investment of $100,000 in Arista Power, Inc. to be zero and we included this loss of $100,000 in net realized loss on investments.

Net Change in Unrealized Appreciation (Depreciation) on investments: For the years ended December 31, 2015, 2014 and 2013, we had a cost basis in our portfolio companies of $1,838,189, $1,163,250 and $131,021 with a fair market value of $1,691,518, $1,008,437 and $196,164, respectively. The net change in unrealized appreciation (depreciation) for the years ended December 31, 2015, 2014 and 2013 was $8,142, $(219,956) and $65,143, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations For the years ended December 31, 2015, 2014 and 2013, the net (decrease) increase in net assets resulting from operations was $(409,498), $(376,549) and $32,911, respectively.

Liquidity and Capital Resources

As of December 31, 2015, we had $722,764 in cash and cash equivalents, compared to $1,739,520 as of December 31, 2014, a decrease of $1,016,756. This decrease was primarily attributable to the purchase of investments of $1,309,178 offset by net proceeds from the sale of investments of $433,771.

As of December 31, 2014, we had $1,739,520 in cash and cash equivalents, compared to $2,010,620 as of December 31, 2013, a decrease of $271,100. This decrease was primarily attributable to the purchase of investments of $1,466,546, a net realized gain on investments of $92,277 and the repayment of notes payable of $15,000 offset by net proceeds from the sale of investments of $526,394, the add-back of stock-based compensation of $150,000 and the receipt of net proceeds of $806,860 from the issuance of common stock.

The Company believes that our existing available cash will enable the Company to meet the working capital requirements for at least 12 months.

The Company has no agreements or arrangements to raise capital. In 2013 and through March 2014, we raised funds from the sale of our common stock of approximately $2,604,000 (net of direct offering costs paid in cash were $231,190) in accordance with the terms of a 2013 placement agency agreement. The placement agent was also entitled to 6,126,240 shares of the Company’s common stock which was issued on March 25, 2014. These shares have a fair value of $1,225,248, based upon the cash offering price of $0.20/share, which represented the best evidence of fair value at the date of issuance.

Since inception we have funded our operations and the purchase of our investments primarily through equity financings and we expect that we will continue to fund our operations through the equity and debt financing, either alone or through strategic alliances. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund our business by way of equity or debt financing until realized gains on our investments can support our operations. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.

We agreed that as long as the purchasers of our Series A Preferred Stock are holding said shares, we would comply in all respects with our reporting and filing obligations under the Exchange Act.  This Annual Report was not filed in a timely manner, and we are currently delinquent in filing a Quarterly Report for the quarter ended March 31, 2016. Although we are currently in breach of our agreement to remain current, the purchase agreement does not provide for any immediate consequence or default provision such as a reduction in the conversion price of the Series A Preferred, immediate redemption or the like.

Although we believe that our existing available cash will enable us to meet our working capital requirements for at least 12 months we have, we may need to raise additional funds to continue investing in portfolio companies. If we are unable to raise capital, we may be required to reduce the scope of our investment activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you will lose all of your investment.

We currently have no commitments with any person for any capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP").  We formed a wholly-owned subsidiary, Hemp Funding, Inc., to invest in companies that are positioned for growth in the legal cannabis industry. The subsidiary has not made investments to date. The Company consolidates the subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.

Securities Transactions

Securities transactions are recorded on a trade date basis. Securities transactions outside conventional channels, such as private transactions, are recorded as of the date the Company obtains the right to demand the securities purchased or to collect the proceeds from a sale, and incurs an obligation to pay for securities purchased or to deliver securities sold, respectively. We record interest and dividend income on an accrual basis beginning on the trade settlement date (the date on which a financial transaction is settled and monies from the transaction have occurred) or the ex-dividend date, respectively, to the extent that we expect to collect such amounts. Commissions and other costs associated with transactions involving securities, including legal costs, are included in the cost basis of purchases and deducted from the proceeds of sales.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company's cost basis and the net proceeds received from such disposition.  Realized gains and losses on investment transactions are determined by specific identification. Net change in unrealized appreciation or depreciation is computed as the difference between the fair value of the investment and the cost basis of such investment.

Valuation of Investments

Our investments consist of loans and securities issued by public and privately-held companies, including convertible debt, loans, equity warrants and preferred and common equity securities.

We apply the accounting guidance of Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosures” (“ASC 820”). This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●	Level 1 - Valuations based on unadjusted quoted market prices in active markets for identical assets or liabilities.

●	Level 2 - Valuations based on inputs other than quoted market prices that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, and discounts for lack of marketability.

On a quarterly basis, the Board of Directors (the “Board”) of the Company, in good faith, determines the fair value of investments in the following manner:

Equity securities which are listed on a recognized stock exchange are valued at the closing trade price on the last trading day of the valuation period. For equity securities that carry a restriction inherent to the security, a restriction discount is applied, as appropriate. Investments in warrants are valued at fair value using the Black-Scholes option pricing model based on inputs such as stock volatility, risk-free interest rates, holding period and dividend yield. Investments in securities which are convertible at a date in the future are valued assuming a full conversion into common shares and valued based on the methodology for equity securities described above, or at the respective investment’s face value, whichever is a better indicator of fair value. Investments in unlisted securities are valued using a market approach net of the appropriate discount for lack of marketability.

Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors.

Because there is not a readily available market value for some of the investments in its portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a readily available market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

Revenue Recognition

We record interest and dividend income on an accrual basis to the extent that we expect to collect such amounts. We do not accrue as a receivable interest on debt or dividend of preferred shares for accounting purposes if there is reason to doubt the ability to collect such interest.

Income Taxes

We are treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of ‘‘Investment Company Taxable Income,’’ as defined in the Code, each year. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. We intend to distribute sufficient dividends to maintain its RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income each calendar year, 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes. We will generally endeavor each year to avoid any federal excise taxes.

We account for income taxes in accordance with accounting guidance FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

We did not have any distributable income as of December 31, 2015, 2014 and 2013.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

CONTENTS

Page(s)
Report of Independent Registered Public Accounting Firms	F-2

Consolidated Statements of Assets and Liabilities – December 31, 2015 and 2014	F-3

Consolidated Statements of Operations – Years ended December 31, 2015, 2014 and 2013	F-4

Consolidated Statement of Changes in Net Assets (Stockholders’ Equity) – Years ended December 31, 2015, 2014 and 2013	F-5

Consolidated Statements of Cash Flows – Years ended December 31, 2015, 2014 and 2013	F-6

Consolidated Schedule of Investments as of December 31, 2015	F-7

Consolidated Schedule of Investments as of December 31, 2014	F-8

Consolidated Schedule of Investments by Industry - as of December 31, 2015 and 2014	F-9

Notes to Consolidated Financial Statements	F-10 - F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Point Capital, Inc.

We have audited the accompanying consolidated statements of assets and liabilities of Point Capital, Inc, and subsidiary (the "Company"), including the consolidated schedules of investments as of December 31, 2015 and December 31, 2014, and the related consolidated statements of operations, changes in net assets (stockholders' equity), and cash flows for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2015 and 2014, by correspondence with the custodians. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Point Capital, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations, changes in their net assets (stockholders' equity), and their cash flows, for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

New York, New York

June 14, 2016

Point Capital, Inc. and Subsidiary

Consolidated Statements of Assets and Liabilities

	December 31, 2015	December 31, 2014

ASSETS
Investments at fair value
Non-controlled/Non-affiliated investments (cost of $1,838,189 and $1,163,250 at December 31, 2015 and 2014)	$1,691,518	$1,008,437
Cash and cash equivalents	722,764	1,739,520
Interest receivable	15,924	2,380
Dividends receivable	-	2,250
Prepaid expenses	20,030	18,945

Total Assets	$2,450,236	$2,771,532

LIABILITIES
Accounts payable and accrued expenses	$90,756	$2,554

Total Liabilities	90,756	2,554

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 shares designated; 4,000 shares issued and outstanding ($100 per share redemption value)	400,000	400,000
NET ASSETS
Common stock, $0.0001 par value, 100,000,000 shares authorized; 50,582,441 shares issued and outstanding at December 31, 2015 and 2014	5,059	5,059
Additional paid-in capital	2,318,842	2,518,732
Accumulated net investment loss	-	-
Accumulated undistributed net realized loss on investments	(217,750)	-
Unrealized depreciation on investments	(146,671)	(154,813)

Total Net Assets	1,959,480	2,368,978

Total Liabilities and Net Assets	$2,450,236	$2,771,532

Net Asset Value per Common Share	$0.04	$0.05

See accompanying notes to consolidated financial statements.

Point Capital, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Year Ended December 31,
	2015	2014	2013
INVESTMENT INCOME:
Non-controlled/Non-affiliated investments:
Interest income	$40,341	$13,815	$625
Dividend income	6,800	6,750	-

Total investment income	47,141	20,565	625

OPERATING EXPENSES:
Compensation expense	96,613	-	-
Professional fees	94,742	54,721	52,015
Filing fees	7,869	6,744	10,296
Consulting fees	-	174,000	-
Insurance expense	33,496	15,910	-
General and administrative expenses	31,593	18,060	10,300

Total operating expenses	264,313	269,435	72,611

NET INVESTMENT LOSS	(217,172)	(248,870)	(71,986)

NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS:
Net realized gain (loss) on investments
Non-controlled/Non-affiliated investments	(200,468)	92,277	39,754
Net change in unrealized appreciation (depreciation) on investments
Non-controlled/Non-affiliated investments	8,142	(219,956)	65,143

Net realized and unrealized (loss) gain on investments	(192,326)	(127,679)	104,897

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(409,498)	$(376,549)	$32,911

See accompanying notes to consolidated financial statements.

Point Capital, Inc. and Subsidiary

Consolidated Statements of Changes in Net Assets (Stockholders’ Equity)

For the Years Ended December 31. 2015, 2014 and 2013

	Common Stock, $0.0001		Additional	Accumulated Net	Accumulated Undistributed Net Realized Gain	Unrealized Appreciation (Depreciation)
	Par Value		Paid In	Investment	(Loss) On	on	Total
	Shares	Amount	Capital	Loss	Investments	Investments	Net Assets
Balance - December 31, 2012	30,631,200	$3,063	$(44,257)	$-	$-	$-	$(41,194)

Common stock issued ($0.20/share)	9,975,000	998	1,994,002	-	-	-	1,895,000

Offering costs	-	-	(198,050)	-	-	-	(198,050)

Increase (decrease) in net assets resulting from operations	-	-	-	(71,986)	39,754	65,143	32,911

Balance - December 31, 2013	40,606,200	4,061	1,751,695	(71,986)	39,754	65,143	1,788,667

Common stock issued ($0.20/share)	1,650,000	165	329,835	-	-	-	330,000

Common stock issued ($0.30/share)	1,700,001	170	509,830	-	-	-	510,000

Shares issued for services	6,626,240	663	1,374,585	-	-	-	1,375,248

Offering costs	-	-	(1,258,388)	-	-	-	(1,258,388)

Net increase (decrease) in net assets resulting from operations	-	-	-	(248,870)	92,277	(219,956)	(376,549)

Tax reclassification of stockholders' equity	-	-	(188,825)	320,856	(132,031)	-	-

Balance - December 31, 2014	50,582,441	5,059	2,518,732	-	-	(154,813)	2,368,978

Net decrease in net assets resulting from operations	-	-	-	(217,172)	(200,468)	8,142	(409,498)

Tax reclassification of stockholders' equity	-	-	(199,890)	217,172	(17,282)	-	-

Balance - December 31, 2015	50,582,441	$5,059	$2,318,842	$-	$(217,750)	$(146,671)	$1,959,480

See accompanying notes to consolidated financial statements.

Point Capital, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) increase in net assets resulting from operations	$(409,498)	$(376,549)	$32,911
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,309,178)	(1,466,546)	(180,000)
Net realized loss (gain) on investments	200,468	(92,277)	(39,754)
Net change in unrealized (appreciation) depreciation of investments	(8,142)	219,956	(65,143)
Proceeds from sale of investments	433,771	526,594	88,733
Stock issued for services	-	150,000	-
Increase in interest receivable	(13,544)	(1,779)	(600)
Decrease (increase) in dividend receivable	2,250	(2,250)	-
Increase in prepaid expenses	(1,085)	(18,945)	-
Increase (decrease) in accounts payable and accrued expenses	88,202	(1,164)	(17,756)

Net Cash Used In Operating Activities	(1,016,756)	(1,062,960)	(181,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	(15,000)	(5,000)
Proceeds from issuance of redeemable Series A, Convertible Preferred Stock	-	-	400,000
Proceeds from issuance of common stock	-	840,000	1,995,000
Offering costs	-	(33,140)	(198,050)

Net Cash Provided By Financing Activities	-	791,860	2,191,950

Net (decrease) increase in cash and cash equivalents	(1,016,756)	(271,100)	2,010,341

Cash and Cash Equivalents - Beginning of Year	1,739,520	2,010,620	279

Cash and Cash Equivalents - End of Year	$722,764	$1,739,520	$2,010,620

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$1,726	$1,136
Taxes paid	$1,750	$915	$915

Non-cash Financing Activities
Offering costs paid	$-	$(1,225,248)	$(198,050)
Issuance of common stock for services	$-	$1,375,248	$-

See accompanying notes to consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

United States (U.S.) Company	Industry	Type of Investment	Principal/ Shares	Cost	Fair Value	% of Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc. (2)	Application Software	Common Stock	121,879	$70,932	$59,111	3.02%
Accelerize, Inc. (2)	Application Software	Warrants	60,000	38,533	19,012	0.97%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Common Stock	39,000	126,111	125,970	6.43%
Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	62,008	3.16%

Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Series A Convertible Preferred Stock	$100,000	-	-	0.00%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Warrants	750,000	-	-	0.00%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	16,500	14,159	600	0.03%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	38,835	31,021	24,597	1.26%

DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	100,150	5.11%
DatChat Inc. (1)	Application Software	10% Debenture (Due 12/2016)	$30,000	30,000	30,000	1.53%

Home Bistro, Inc.(1)	Personal Services	15% Convertible Debenture (Due 11/2015)	$150,000	150,000	150,000	7.66%
Home Bistro, Inc. (1) (2)	Personal Services	Warrants	75,000	-	-	0.00%

ID Global Solutions Corporations (1)	Biometric Technology	10% Debenture (Due 7/2016)	$100,000	61,781	100,000	5.10%
ID Global Solutions Corporations (1) (2)	Biometric Technology	Warrants	2,200,000	38,219	165,077	8.42%

iNeedMD Holdings, Inc. (1) (2)	Health Care Supplies	Common Stock	25,000	795	795	0.04%

MabVax Therapeutics Holdings Inc. (2)	Biotechnology	Common Stock	133,333	69,326	91,333	4.66%
MabVax Therapeutics Holdings Inc. (1) (2)	Biotechnology	Warrants	66,667	30,674	20,076	1.02%

MultiMedia Platforms, Inc.(1)	Multimedia Technology	9% Debenture (Due 7/2016)	$100,000	38,461	52,377	2.67%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Common Stock	15,000	4,500	2,850	0.15%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Warrants	333,334	61,539	49,561	2.53%

Optex Systems Holdings Inc. (1) (2)	Aerospace & Defense	Series B Convertible Preferred Stock	64.10	104,432	146,201	7.46%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series C Convertible Preferred Stock	200,000	100,000	100,000	5.10%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Series D Convertible Preferred Stock	100,000	50,000	50,000	2.55%

Pershing Gold Corp.(2)	Mining Exploration	Warrants	6,838	9,965	381	0.02%

Phase RX, Inc. (1)	Biotechnology	5% Convertible Debenture	$100,000	100,000	100,000	5.10%

Pish Posh Baby, LLC.(1)(2)	Online Retail - Specialty Apparel	Membership Units	19,155	149,988	9,194	0.47%

Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Common Stock	100,000	74,000	39,000	1.99%
Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	25,000	1.28%

Pulmatrix Inc. (1)(2)(3)	Biotechnology	Common Stock	23,029	251,055	96,722	4.94%
Pulmatrix Inc. (1)(2)	Biotechnology	Series A Warrants	8,276	207	2	0.00%

Vapor Corp. (1) (2)	Tobacco	Common Stock	21,428	-	11,571	0.59%
Vapor Corp. (1) (2)	Tobacco	Warrants	90,909	48,513	48,265	2.46%

Xtant Medical Holdings, Inc. (formerly Bacterin Holdings International Inc.)	Health Care Supplies	Warrants	11,513	31,773	11,665	0.60%

Total Non-controlled/Non-affiliated investments				$1,838,189	$1,691,518	86.32%

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.

(2) Securities are not income producing.

(3) Converted $101,530 in principal and interest into common shares.

See accompanying notes to consolidated financial statements.

POINT CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2014

		Type of	Principal/		Fair	% of Net
United States (U.S.) Company	Industry	Investment	Shares	Cost	Value	Assets
Non-controlled/Non-affiliated investments
Intercloud Systems, Inc. (1) (3)	IT Consulting & Other Services	Common Stock	17,425	$108,875	$50,881	2.15%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	38,835	31,021	47,540	2.01%

Pulmatrix Inc. (f/k/a Ruthigen Inc.) (2)	Biotechnology	Common Stock	20,690	149,796	72,415	3.06%
		Series A Warrants	20,690	207	6,160	0.26%

Arista Power, Inc. (1)	Electrical Components & Equipment	Series A Convertible Preferred Stock	100,000	46,505	35,000	1.48%
		Warrants	750,000	53,495	47,923	2.01%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Common Stock	55,000	68,341	56,100	2.36%
		Warrants	16,500	14,159	9,605	0.40%

Musclepharm Corp. (2)(4)	Personal Products	Common Stock	2,500	22,500	21,250	0.89%

PishPosh Inc.(1)(2)	Online Retail - Specialty Apparel	Convertible Preferred Stock	150,000	149,988	95,856	4.04%
		Warrants	50,000	12	339	0.00%

Xtant Medical Holdings, Inc. (formerly Bacterin Holdings International Inc.) (2)	Health Care Supplies	Common Stock	23,026	99,475	69,769	2.94%
		Warrants	11,513	31,773	17,383	0.72%

Dejour Energy Inc. (2)	Oil & Gas Exploration	Warrants	800,000	36,308	25,369	1.06%

iNeedMD Holdings, Inc.	Health Care Supplies	Common Stock	25,000	795	795	0.02%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series C Convertible Preferred Stock	200,000	100,000	100,000	4.21%
		Series D Convertible Preferred Stock	100,000	50,000	50,000	2.10%

Optex Systems Holdings Inc. (1)	Aerospace & Defense	12% Convertible Debenture (Due 11/2016)	$100,000	100,000	179,520	7.57%

Vapor Corp. (1)	Tobacco	7% Convertible Debenture (Due 11/2015)	$100,000	51,487	62,700	2.64%
		Warrants	90,909	48,513	59,832	2.52%
Total Non-controlled/Non-affiliated investments				$1,163,250	$1,008,437	42.57%

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.
(2) Securities are not income producing.
(3) Converted $112,000 in principal and interest into common shares.
(4) Security is subject to an 8 month (12.5%/month) bleed-out agreement. No more than 1,250 shares can be sold per month.

See accompanying notes to consolidated financial statements.

POINT CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS BY INDUSTRY

December 31, 2015 and 2014

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$146,201	8.64%	$179,520	17.80%
Application Software	208,273	12.31%	-	0.00%
Biometric Technology	265,077	15.67%	-	0.00%
Biotechnology	560,111	33.11%	78,575	7.79%
Communications Equipment	150,000	8.87%	150,000	14.87%
Electrical Components & Equipment	-	0.00%	82,923	8.22%
Health Care Equipment	600	0.04%	65,705	6.52%
Health Care Supplies	12,460	0.74%	87,947	8.72%
IT Consulting & Other Services	-	0.00%	50,881	5.05%
Life Sciences Tools & Services	24,597	1.45%	47,540	4.71%
Mining Exploration	381	0.02%	-	0.00%
Multimedia Technology	104,788	6.19%	-	0.00%
Oil & Gas Exploration	-	0.00%	25,369	2.52%
Online Retail - Specialty Apparel	9,194	0.54%	96,195	9.54%
Personal Services	150,000	8.87%	-	0.00%
Personal Products	-	0.00%	21,250	2.11%
Tobacco	59,836	3.54%	122,532	12.15%
	$1,691,518	100.00%	$1,008,437	100.00%

See accompanying notes to consolidated financial statements

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 1 - ORGANIZATION AND BUSINESS

Point Capital, Inc. (the “Company”) was incorporated in the State of New York on July 13, 2010. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware.

On October 4, 2013, the Company filed a Form N-54A and elected to become a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for federal income tax purpose, and intend to qualify annually, as a regulated investment company, or (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended, or (the “Code”).

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

Since November 27, 2015, the Company’s investment activities are managed by Eric Weisblum, the Company’s chief executive officer. Prior to November 27, 2015, the Company’s investment activities were managed by Richard Brand, the Company’s former chief executive officer.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Significant estimates in 2015 and 2014 include the valuation of the Company’s investments.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. At December 31, 2015, the Company had cash balances exceeding the FDIC and SIPC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair market value based on the short-term maturity of these instruments.

Securities Transactions

Securities transactions are recorded on a trade date basis. Securities transactions outside conventional channels, such as private transactions, are recorded as of the date the Company obtains the right to demand the securities purchased or to collect the proceeds from a sale, and incurs an obligation to pay for securities purchased or to deliver securities sold, respectively. The Company records interest and dividend income on an accrual basis to the extent that the Company expects to collect such amounts. Commissions and other costs associated with transactions involving securities, including legal costs, are included in the cost basis of purchases and deducted from the proceeds of sales.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company's cost basis and the net proceeds received from such disposition.  Realized gains and losses on investment transactions are determined by specific identification. Net change in unrealized appreciation or depreciation is computed as the difference between the fair value of the investment and the cost basis of such investment, including any reversal of previously recorded unrealized appreciation/depreciation when gains or losses are realized.

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

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●	Level 1 - Valuations based on unadjusted quoted market prices in active markets for identical assets or liabilities.

●	Level 2 - Valuations based on inputs other than quoted market prices that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of Investments (continued)

●	Level 3 - Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, and discounts for lack of marketability.

On a quarterly basis, The Board of Directors (the “Board”) of the Company, in good faith, determines the fair value of investments in the following manner:

Equity securities which are listed on a recognized stock exchange are valued at the closing trade price on the last trading day of the valuation period. For equity securities that carry a restriction inherent to the security, a restriction discount is applied, as appropriate. Investments in warrants are valued at fair value using the Black-Scholes option pricing model. Investments in securities which are convertible at a date in the future are valued assuming a full conversion into common shares and valued based on the methodology for equity securities described above, or at the respective investment’s face value, whichever is a better indicator of fair value. Investments in unlisted securities are valued using a market approach net of the appropriate discount for lack of marketability.

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

Because there is not a readily available market value for some of the investments in its portfolio, the Company values certain of its portfolio investments at fair value as determined in good faith by its board of directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period. Additionally, the fair value of the Company's investments may differ significantly from the values that would have been used had a readily available market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Portfolio Company Investment Classification

The Company classifies its portfolio company investments in accordance with the requirements of the 1940 Act.  Under the 1940 Act, “Controlled Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation.  Under the 1940 Act, “Affiliated Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities.  Under the 1940 Act, “Non-Controlled/Non-Affiliated Investments” are defined as investments that are neither Controlled Investments nor Affiliated Investments. At December 31, 2015 and 2014, the Company did not have any Controlled or Affiliated investments.

Offering and Related Offering Costs

Offering costs include any costs associated with the offering of the Company’s shares. During the three months ended March 31, 2014, the Company issued 1,650,000 shares of common stock for gross proceeds of $330,000 through a private capital raise. In connection with such offering, the Company incurred $33,140 in offering expenses to a third party placement agent (“Agent”). In addition to the above offering costs, the Agent was issued 6,126,240 shares of common stock as additional compensation for a maximum raise of $2,000,000. Through March 31, 2014, the Agent raised $2,305,000 and was entitled to 6,126,240 shares which had a fair value (based on $0.20 per share price of the private placement transactions) of $1,225,248 upon final closing. The fair value of these shares was recorded as a reduction of offering proceeds upon issuance of the shares in March 2014. According, the Company incurred an aggregate of $1,258,388 in offering expenses during 2014 which has been reflected as a reduction of paid-in capital.

Revenue Recognition

The Company records interest and dividend income on an accrual basis to the extent that the Company expects to collect such amounts.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Company must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital in excess of par or accumulated net realized loss, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax characterization of income or loss and any non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update 2015-2, which updated consolidation standards under ASC Topic 810, “Consolidation”. Under this update, a new consolidation analysis is required for variable interest entities (“VIEs”) and will limit the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. The FASB decided to eliminate some of the criteria under which their fees are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. The adoption of ASU 2015-2 will not have any impact on the Company’s consolidated financial statements.

Reclassification

A certain reclassification has been made in prior year’s consolidated financial statements to conform to the current year’s financial presentation. The reclassification relates to the reclassification of pre-BDC accumulated deficit of $1,167,754 to additional paid-in capital.

NOTE 3 – PORTFOLIO INVESTMENTS

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2015:

	Level 1	Level 2	Level 3	Total
Common Stock	$426,557	$-	$100,945	$527,502
Convertible Preferred Stock	-	146,201	159,194	305,395
Convertible Debentures	-	-	402,377	402,377
Debenture	-	-	30,000	30,000
Warrants	-	211,606	214,638	426,244
Total Investments	$426,557	$357,807	$907,154	$1,691,518

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2014:

	Level 1	Level 2	Level 3	Total
Common Stock	$270,415	$-	$795	$271,210
Convertible Preferred Stock	-	35,000	245,856	280,856
Convertible Debentures	-	-	242,220	242,220
Warrants	-	153,979	60,172	214,151
Total Investments	$270,415	$188,979	$549,043	$1,008,437

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 3 – PORTFOLIO INVESTMENTS (continued)

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$549,043	$147,231	$0
Purchase of investments at cost	584,582	500,795	100,000
Repayment of convertible debenture	(100,000)	-	-
Net realized gain	48,501	-	-
Net change in unrealized appreciation (depreciation) on investments	57,494	(98,983)	47,231
Net transfers in and/or out of Level 3 (1)	(232,466)	-	-
Balance at end of year	$907,154	$549,043	$147,231

Net change in unrealized appreciation (depreciation) relating Level 3 investments	$57,494	$(98,983)	$47,231

(1)	Transfers occurred due to the expiration of the restriction under Rule 144A of the Securities Act and to the development of an active market. A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.

Investment Type	Fair Value at December 31, 2015	Valuation Technique	Unobservable inputs	Input
Common Stock	$100,150	Recent Transactions	N/A	N/A
Common Stock	$795	Recent Transactions	N/A	N/A
Convertible Preferred Stock	$150,000	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Convertible Debentures	$350,000	Recent Transactions	N/A	N/A
Convertible Debenture	$52,377	Comparable market value	Restriction discount	17.3%
Debenture	$30,000	Recent Transaction	N/A	N/A
Warrants	$165,077	Comparable market value	Volatility	82.1%
Warrant	$49,561	Comparable market value	Restriction discount	17.3%
	$907,154

Investment Type	Fair Value at December 31, 2014	Valuation Technique	Unobservable inputs	Input
Common Stock	$795	Recent Transaction	N/A	N/A
Convertible Preferred Stock	$95,856	Comparable market approach	DLOM	35%
Convertible Preferred Stock	$150,000	Recent Transaction	Price/Sales Multiple	1.38	x
			N/A	N/A
Convertible Debentures	$179,520	Comparable market value	Restriction discount	56%
Convertible Debentures	$62,700	Comparable market value	Restriction discount	43%
Warrants	$340	Comparable market approach	Price/Sales Multiple	1.38	x
Warrants	$59,832	Comparable market value	Restriction discount	43%
	$549,043

If the price multiple or sales multiple were to increase or decrease, the fair value of the investments would increase or decrease, respectively. If the DLOM or restriction discount were to increase or decrease, the fair value of the investments would decrease or increase, respectively.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 4 - REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK

In April 2013, pursuant to a Series A Preferred Stock Purchase Agreement (the “Preferred Stock Agreement”), the Company issued 4,000 shares of Series A, Convertible Preferred Stock (the “Preferred Stock”) for $400,000. Holders of Preferred Stock vote together with holders of Common Stock on an as-converted basis. Each share is currently convertible into 500 shares of common stock at the option of the holder (subject to a 9.99% beneficial ownership limitation) based on a conversion formula (the Stated Value, currently $100, divided by the Conversion Rate, currently $0.20.) The Conversion Rate may be adjusted upon the occurrence of stock dividends or stock splits or subsequent equity sales at a price lower than the current conversion rate. Each share has a $100 liquidation value. The holders of Preferred Stock are entitled to receive dividends on an as-converted basis if paid on Common Stock.

The Series A Convertible Preferred Stock is redeemable at the option of the holder upon the occurrence of certain “triggering events.” In case of a triggering event, the holder has the right to redeem each share held for cash (currently $100/share) or impose a dividend rate on all of the outstanding Preferred Stock at 6% per annum thereafter. A triggering event occurs if the Company fails to deliver certificates representing conversion shares, fails to pay the amount due pursuant to a Buy-In, fails to have available a sufficient number of authorized shares, fails to observe any covenant in the Certificate of Designation unless cured within 30 calendar days, shall be party to a Change in Control Transaction, sustains a bankruptcy event, fails to list or quote its common stock for more than 20 trading days in a twelve-month period, sustains any monetary judgment, writ or similar final process filed against the Company for more than $100,000 and such judgment writ or similar final process shall remain unvacated, unbonded or unstayed for a period of 45 calendar days, or fails to comply with the Asset Coverage requirement.

Because certain of these “triggering events” are outside the control of the Company, the Preferred Stock is classified within the temporary equity section of the statement of assets and liabilities.

Pursuant to the Preferred Stock Agreement, the Company agreed that as long as the purchasers of its Series A Preferred Stock are holding said shares, the Company would comply in all respects with our reporting and filing obligations under the Exchange Act.  The Company did not file its annual report in a timely manner, and the Company is currently delinquent in filing a Quarterly Report for the quarter ended March 31, 2016. Although the Company is currently in breach of its agreement to remain current, the purchase agreement does not provide for any immediate consequence or default provision such as a reduction in the conversion price of the Series A Preferred, immediate redemption or the like.

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

NOTE 5 – EQUITY TRANSACTIONS

Common stock issued for cash

During the three months ended March 31, 2014, the Company issued an aggregate of 3,350,001 shares of its common stock for proceeds of $840,000. In connection with such offering, the Company incurred $33,140 in offering expenses to Agent and the Agent was issued 6,126,240 shares of common stock as additional compensation (see Note 2). As of March 31, 2014, the Agent raised $2,305,000 and was entitled to 6,126,240 shares which had a fair value (based on $0.20 per share price of the private placement transactions) of $1,225,248 upon final closing. The fair value of these shares was recorded as a reduction of offering proceeds upon issuance of the shares in March 2014. Accordingly, the Company incurred an aggregate of $1,258,388 in offering expenses during 2014 which has been reflected as a reduction of paid-in capital.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 5 – EQUITY TRANSACTIONS (continued)

Common stock issued for services

In July 2014, pursuant to a consulting agreement, the Company issued 500,000 shares of its common stock for business development services rendered. In accordance with FASB ASC 718, “Compensation – Stock Compensation”, the shares were valued at their fair value of $150,000 using the most recent offering price of the common stock on the dates of grant of $0.30 per common share and the Company recorded stock-based consulting fees of $150,000. In January 2016, upon determination that these shares were issued in contravention of Section 23(a) of the 1940 Act, the Board of Directors of the Company, by unanimous written consent, canceled the 500,000 shares that had been issued to the consultant. Additionally, the consultant and the Company agreed to a mutual release whereby the consultant released the Company from any future obligation and the Company released the consultant from any future obligation.

NOTE 6 – RELATED PARTY TRANSACTIONS

In January 2015, the Company entered into an agreement with its independent directors to issue each independent director of the board 112,500 options for the first quarter of 2015 and 37,500 on the first day of each quarter going forward at a strike price equal to the then fair market value. On January 1, 2015, each independent director of the Company’s board was issued 112,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30 for an aggregate of 337,500 options. Additionally, on April 1, 2015 and July 1, 2015, each independent director of the Company’s board was issued 37,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30 per share, the fair value of the Company’s common stock on the date of grant, expiring five years from the date of issuance for an aggregate of 225,000 options. In December 2015, the Company determined that, pursuant to 1940 Act, these stock options should not have been granted and accordingly, the stock options were canceled, all previously recorded compensation recognized of $62,758 was reversed, and the Company’s independent directors agreed to be compensated in cash at a rate of $10,000 per year of prior services to December 31, 2015 for an aggregate amount of $70,000, which has been reflected as an accrued expense at December 31, 2015 on the accompanying consolidated statements of assets and liabilities. As of December 31, 2015 and 2014, there are no options outstanding.

NOTE 7 – INCOME TAXES

The Company has elected to be treated as a RIC under the Internal Revenue Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its common stockholders as distributions. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s common stockholders and will not be reflected in the financial statements of the Company for the years in which it qualifies as a RIC. The Company has qualified as a RIC in 2015 and 2014 and was taxed as a C corporation (“C-Corp”) for 2013 and prior.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2015 and 2014, the Company had not recorded a liability for any unrecognized tax positions.

Taxable income generally differs from the change in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as unrealized gains or losses are not included in taxable income until they are realized.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise as follows:

	December 31, 2015	December 31, 2014
Reduction of additional paid-in capital	$(199,890)	$(188,825)
Accumulated net investment loss	$217,172	$320,856
Accumulated net realized (gain) loss	$(17,282)	$(132,031)

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 7 – INCOME TAXES (continued)

The following reconciles net decrease in net assets resulting from operations to taxable loss for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Net decrease in net assets resulting from operations	$(409,498)	$(376,549)
Net unrealized (appreciation) depreciation not taxable	(8,142)	219,956
Dividend income (bad debt expense) not recognized on tax return	2,250	(2,250)
Realized loss on GAAP basis, not recognized on tax return	100,000
Taxable loss	$(315,390)	$(158,843)

At December 31, 2015 and 2014, the components of accumulated net losses on a tax basis and a reconciliation to accumulated net losses on a book basis were as follows:

	Year ended December 31, 2015	Year ended December 31, 2014
Net unrealized depreciation	$(146,671)	$(154,813)
Differences between book and tax loss on investments	(100,000)	-
Capital loss carry forward	(117,750)	-
Total accumulated losses—net, book basis	$(364,421)	$(154,813)

At December 31, 2015 and 2014, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes were as follows:

	December 31, 2015	December 31, 2014
Tax cost	$1,938,189	$1,163,250
Gross unrealized appreciation	289,294	124,851
Gross unrealized depreciation	(535,965)	(279,664)
Total investments, at fair market value	$1,691,518	$1,008,437

At December 31, 2015, the Company had a net capital loss carryforward of $117,750, which can be used to offset future capital gains.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 8 – CONCENTRATIONS AND CREDIT RISKS

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments and debt instruments (other than cash equivalents), which collectively represented approximately 69.0% and 36.4% of the Company’s total assets at December 31, 2015 and 2014, respectively. These investments consist of certain securities in companies with no readily determinable market values or in non-public companies, and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that certain of the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. Investments in non-public entities , should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, the Company is classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.

NOTE 9 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2015, 2014 and 2013:

Net asset value per common share data:	For the Year ended December 31,
	2015	2014	2013
Net asset value per common share, beginning of period	$0.05	$0.04	0.0
Net investment gain (loss)	(0.01)	(0.01)	0.00
Net realized gain (loss) on investments	0.00	0.00	0.00
Net change in unrealized appreciation (depreciation) on investments	0.00	0.00	0.00
Net increase (decrease) in net assets resulting from operations	(0.01)	(0.01)	0.00
Capital stock transactions:
Issuance of common stock	0.00	0.05	0.05
Offering costs from issuance of common stock	0.00	(0.03)	(0.01)
Net increase in net assets from capital stock transactions	0.00	0.02	0.04
Net asset value per common share, end of period	$0.04	$0.05	$0.04
Ratios and supplemental data:
Per share market price, end of period (1)	$1.10	$2.00	$-
Total return (2)	(17.29)%	(17.84)%	NM
Common shares outstanding, end of period	50,582,441	50,582,441	40,606,200
Weighted average common shares outstanding during period	50,582,441	47,914,895	32,436,953
Net assets, end of period	$1,959,480	$2,368,978	$1,788,667
Ratio of operating expenses to average net assets	(11.81)%	(11.59)%	(14.40)%
Ratio of net investment loss to average net assets	(9.70)%	(10.70)%	(14.28)%
Portfolio Turnover	32.13	60.84	49.94

1.		The shares of the Company's common stock were listed in the OTC Market beginning January 5, 2012. The Company’s shares were not actively traded during the years ended December 31, 2015 and 2014.
2.		Total return is based on the change in net asset value during the period, adjusted for the impact of capital stock transactions and related offering costs. Since the shares were not actively traded in 2015 or 2014, total return based on stock price has not been presented for the years ended December 31, 2015 and 2014.
NM	-	Not meaningful

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 10 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2015
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Investment income	$7,656	$5,186	$11,606	$22,693
Operating expenses	69,295	76,989	45,545	72,484
Net investment loss	(61,639)	(71,803)	(33,939)	(49,791)
Net realized gain (loss) on investments	(95,945)	(17,790)	59,220	(145,953)
Net change in unrealized appreciation (depreciation) on investments	186,037	105,697	(486,125)	202,533

Net increase (decrease) in net assets from operations	$28,453	$16,104	$(460,844)	$6,789

Net asset value per share	$0.05	$0.05	$0.04	$0.04

	2014
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Investment income	$3,003	$8,405	$4,510	$4,647
Operating expenses	33,520	37,022	151,048	47,845
Net investment loss	(30,517)	(28,617)	(146,538)	(43,198)
Net realized gain (loss) on investments	-	-	104,260	(11,983)
Net change in unrealized appreciation (depreciation) on investments	466,144	(401,343)	(293,023)	8,266

Net increase (decrease) in net assets from operations	$435,286	$(429,960)	$(335,301)	$(46,574)

Net asset value per share	$0.05	$0.04	$0.05	$0.05

	2013
	Qtr 1		Qtr 2		Qtr 3		Qtr 4
Investment income		$-		$-		$-	$625
Operating expenses		22,882		22,477		5,744	21,508
Net investment loss		(22,882)		(22,477)		(5,744)	(20,883)
Net realized gain (loss) on investments		-		-		-	39,754
Net change in unrealized appreciation (depreciation) on investments		-		-		-	65,143

Net increase (decrease) in net assets from operations		$(22,882)		$(22,477)		$(5,744)	$84,014

Net asset value per share	$	NA	$	NA	$	NA	$0.04

NA- Not applicable since the Company was not a BDC.

NOTE 11 - SUBSEQUENT EVENTS

In January 2016, upon determination that these shares were issued in contravention of Section 23(a) of the 1940 Act, the Board of Directors of the Company, by unanimous written consent, canceled 500,000 shares that had been issued to a consultant in 2014. In connection with this cancellation, the consultant and the Company agreed to a mutual release whereby the consultant released the Company from any future obligation and the Company released the consultant from any future performance obligation.

In May 2016, following the successful completion of a PhaseRx, Inc. (“PhaseRx”) initial public offering, the Company received 25,538 common shares of PhaseRx upon conversion of the Company’s investment in convertible debt.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of December 31, 2015.

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

During the assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Management identified the following deficiencies in its internal controls over financial reporting:

●	our failure to timely recognize that we issued shares to a consultant in 2014 and stock options to directors in 2015 in contravention of Section 23(a) of the Investment Act of 1940,

●	the lack of Investment Act experienced internal staff,

●	a lack of segregation of duties within accounting functions.

●	a lack of control over custodian of certain instruments.

●	a lack of control over valuation of certain investments.

Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal controls over financial reporting were not effective as of December 31, 2015

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Remediation Plans

We have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above.

●	To preserve its assets and protect them from abuse, Section 17(f)(1) of the 1940 Act requires a business development company to place its assets in the custody of a bank meeting certain requirements, a member of the national securities exchange, or the business development company itself. On August 13, 2014, the Company executed a Custody Agreement with U.S. Bank National Association to hold our assets. The Custodian’s address is One Federal Street, Boston, MA 02110. Telephone number: 312-332-7323. Additionally, on a timelier basis, we are providing the Custodian with the proper paperwork and documentation of help them manage our financial instruments.

●	On July 30, 2014, the Company added two independent members to the Board of Directors and the Audit Committee, Joel Stone and Leonard Schiller.

●	In January 2016, the Company hired a chief compliance officer to ensure that the Company remains in full compliance of the Investment Company Act of 1940 and administer the policies and procedures we created for the purpose of ensuring our compliance with federal securities laws (principally, the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Act of 1940).

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2015 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

Name and Business Address	Age	Position

Eric Weisblum	46	Chairman, Chief Executive Officer, President and Director
Adam Wasserman	51	Chief Financial Officer
Van E. Parker	69	Director
Leonard Schiller	74	Director
Joel A. Stone	71	Director

Eric Weisblum, Chief Executive Officer, President, and Director, co-founded Whalehaven Capital in 2003. Mr. Weisblum is currently a Partner of Whalehaven Capital’s General Partner and Managing Member of JAWS Capital Partners, LLC.  From 2002 to 2003, Mr. Weisblum was a registered representative with Domestic Securities, a New Jersey-based broker dealer. While with Domestic Securities, Mr. Weisblum held the Series 7 - General Securities Representative, the Series 63 – Uniform Securities Agent State Law Examination, and the Series 55 – Registered Equity Trader securities registrations.  From 1993 to 2002, Mr. Weisblum originated, structured, traded, and placed structured financing transactions at M.H. Meyerson & Co. Inc., a publicly traded registered investment bank. Mr. Weisblum holds a Bachelor of Arts degree from the University of Hartford’s Barney Business School.

Adam Wasserman, Chief Financial Officer - Mr. Wasserman has served as our Chief Financial Officer since August 2015. Mr. Wasserman has been a majority shareholder and chief executive officer of CFO Oncall, Inc. (“CFO Oncall”) since 1999. CFO Oncall provides chief financial officer services to a number of companies. Through CFO Oncall, Mr. Wasserman serves and has served as the chief financial officer of a number of private and publicly held companies. From June 1991 to November 1999 Mr. Wasserman was a Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior accounting staff members, work paper review, auditing, maintaining client relations, preparation of tax returns and financial statements. From September 1986 to May 1991, Mr. Wasserman was employed by Deloitte & Touche, LLP where his assignments included public and private company audits and Securities and Exchange Commission reporting, tax preparation and planning, management consulting, systems design, staff instruction and recruiting. Mr. Wasserman is a member of the American Institute of Certified Public Accountants. Mr. Wasserman holds a Bachelor of Science Degree in Accounting from the State University of New York at Albany.

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

Leonard Schiller, Director, is President and Managing Partner of the Chicago law firm of Schiller Klein PC and has been associated with the firm since 1977. Mr. Schiller also has served as the President of The Dearborn Group, a residential property management and real estate company with properties located in the Midwest. Mr. Schiller has also been involved in the ownership of residential properties and commercial properties throughout the country. Mr. Schiller has acted as a principal in numerous private loan transactions and has been responsible for the structure, and management of these transactions. Mr. Schiller has also served as a member of the Board of Directors of IMALL, an internet search engine company, which was acquired by Excite@Home. He also served as a member of the Board of AccuMed International, Inc., a company which manufactured and marketed medical diagnostic screening products, which was acquired by Molecular Diagnostics, Inc. He presently serves as a director of Milestone Scientific, Inc., a Delaware company. He also serves as a director of Gravitas Cayman Corp. and a Limited Partner of Gravitas Capital Partners LLC, a private hedge fund.

 Joel A. Stone, Director, has been a real estate investor since 2005. In addition, since early the early 1990’s, Mr. Stone has been a principal in the Hostmark Hospitality Group, an Illinois company and in 2011, co-founded The Fin Branding Company, a manufacturer of electronic cigarettes. Although he remained a principal with the VanKampen Group (including serving as Financial Principal for VanKampen Merritt, Inc. from 1980 to 1982, and president of its holding companies from 1980 to 1985) until its sale in 1985, in 1980 he created and served as President from 1980 to 1990 and Chief Executive Officer of VMS Realty Partners, a real estate syndicator and owner/operator entity controlling almost $10 billion of assets until it started liquidating its assets in 1990. It took Mr. Stone approximately 15 years to dispose of the last of VMS's assets. Prior thereto, in 1971 Mr. Stone co-founded a Certified Public Accounting firm at which he specialized in tax matters. Mr. Stone's early employment includes work as Internal Revenue agent, controller of a life insurance company, a senior tax accountant with a large public accounting firm and an attorney specializing in tax matters. Mr. Stone graduated DePaul University in 1966 with a Bachelor of Science in Commerce majoring in accountancy. In 1966, he became a Certified Public Accountant. In 1970, he earned a Juris Doctor degree from Depaul College of Law. Mr. Stone has been Chairman of the Board for the Jewish Federation of Metropolitan Chicago and a National Trustee of the Foundation Fighting Blindness.

There are no familial relationships among any of our officers or directors.  None of our directors or officers, except for Leonard Schiller, is a director in any other reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or has a material interest adverse to it.

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

The Audit Committee is comprised of Messrs. Van Parker, Committee Chairman, Joel Stone, and Leonard Schiller. The Company considers Mr. Parker a financial expert and an independent director.

The Audit Committee of our Board has selected EisnerAmper LLP as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2015. The Audit Committee, in its discretion and subject to approval by our Board in accordance with the 1940 Act, may direct the appointment of a different independent registered public accounting firm at any time during the year if it determines that such a change would be in the best interests of the Company and its stockholders.

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

To our knowledge, based solely on review of the copies of such reports, we believe that during the fiscal year ended December 31, 2015 all applicable Section 16(a) filing requirements were complied with by our executive officers and directors except that Adam Wasserman failed to file a Form 3 reporting that he is an officer of the Company.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our principal executive officer and our principal financial officer as of the end of fiscal year ended 2015, 2014 and 2013 (each a “named executive officer”). There were no highly compensated officers who had total compensation exceeding $100,000 for fiscal 2015, 2014 or 2013.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)

Eric Weisblum, Director and CEO	2015 2014 2013	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Adam Wasserman, CFO (1)	2015 2014 2013	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	26,612 0 0	26,612 0 0

Richard Brand, former CEO and Director (2)	2015 2014 2013	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Vadim Mats, former CFO (2)	2015 2014 2013	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1)	Fees paid to Mr. Wasserman were paid to CFO Oncall, Inc., a company majority owned by. Mr. Wasserman.
(2)	Mr. Brand and Mr. Mats were officers of the Company during 2014 and 2013 and through their respective resignation date in 2015.

Outstanding Equity Awards

Since our incorporation on July 13, 2010 through December 31, 2014, no stock options or stock appreciation rights were granted to any of our directors or executive officers. In 2015, we granted options to directors and these options were cancelled. None of our directors or executive officers exercised any stock options or stock appreciation rights, and none of them hold unexercised stock options. Currently, we have no long-term incentive plans.

Compensation of Directors

During 2015, our directors received or accrued compensation for services rendered in 2015 and 2014 in their capacity as directors as follows:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) *	Non-Equity Incentive Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric Weisblum	0						0
Van E. Parker	30,000						30,000
Leonard Schiller	20,000						20,000
Joel A. Stone	20,000						20,000
Richard Brand (1)	0						0

For calendar year 2016 and forward, cash compensation in the amount of $2,500 per quarter shall be paid to each independent director for their routine services to the Company.

* On January 1, 2015, each independent director of the Company’s board was issued 112,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30. The directors entered into an agreement to issue each independent director of the board 112,500 options for the first quarter of 2015 and 37,500 on the first day of each quarter going forward at a strike price equal to the then fair market value. In 2015, these options were cancelled.

(1)	Mr. Brand served as a director until his resignation on November 27, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of June 12, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 50,082,441 shares of our common stock issued and outstanding as of May 15, 2016.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Point Capital, Inc., c/o Mr. Eric Weisblum, 285 Grand Avenue, Building 5, Englewood, NJ 07631.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class

Eric Weisblum, CEO and director	Common	0		0.0%

Van E. Parker, Director	Common	0		0.0%

Leonard Schiller, Director	Common	500,000		1.0%

Joel A. Stone, Director	Common	1,000,000		2.0%

Adam Wasserman, CFO	Common	0		0.0%
Directors and Officers as a group (5 persons)		1,500,000		3.0%

Whalehaven Capital Fund Limited (1)	Common	17,839,059		35.6%

Alpha Capital Anstalt (2)	Common	3,060,057	(3)	6.1%

Vincent Labarbara	Common	2,600,620		5.2%

Mario Marsillo Jr.	Common	2,600,620		5.2%

(1)	Michael Finkelstein has voting and dispositive power as to the shares held by Whalehaven Capital Fund Limited.
(2)	Konrad Ackerman has voting and dispositive power as to the shares held by Alpha Capital Anstalt. The address of Alpha Capital is Pradafut 7 Furstentums 1490 Vaduz Liechtenstein C4 99999.
(3)	Does not include 2,000,000 shares of common stock based on the 4,000 shares of Series A Convertible Preferred Stock held by Alpha Capital, each share of which is convertible by the holder at any time into 500 shares of common stock. The Certificate of Designations of the Series A held by Alpha Capital Anstalt contain provisions prohibiting the holder from acquiring more than 4.99% beneficial ownership of the Company’s common stock upon conversion of the Series A Preferred Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our current office space is provided free of charge by our President.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our board of directors reviews and pre-approves audit and permissible non-audit services performed by our independent registered public accounting firm, EisnerAmper LLP (“EisnerAmper”) as well as the fees for such services to ensure that the provision of such services is compatible with maintaining independence.

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

The following table shows the fees for services provided by EisnerAmper for the years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees (1)(2)	$102,700	$79,408
Audit Related Fees	-	-
Tax Fees (tax-related services)	$7,500	$5,400
All other fees	-	-
Total Fees	$110,200	$84,808

(1)	Audit fees - these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	The 2014 audit Fees include the fees incurred for the reaudit of the year ended December 31, 2012, fees related to the 2014 audit, and fees related to the quarterly reviews of the nine months ended September 30, 2014. The 2014 and 2013 audits were performed by EisnerAmper LLP and the 2013 quarterly reviews were performed by Berman.

PART IV

ITEM 15.	EXHIBITS

Exhibits	Description

3.1	Certificate of Incorporation of Gold Swap Inc.(1)

3.2	Amendment to Certificate of Incorporation(1)

3.3	Bylaws of Gold Swap Inc. (1)

3.4	Certificate of Incorporation of Point Capital, Inc. (2)

3.5	Bylaws of Point Capital, Inc. (2)

4.1	Form of Stock Certificate(1)

4.2	Certificate of Designation of the Series A Convertible Preferred Stock.(3)

10.1	Stock Purchase Agreement dated April 24, 2013 between Point Capital, Inc. and Alpha Capital Anstalt(3)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 on March 30, 2011.
(2)	Incorporated by reference to the corresponding exhibit filed with the Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 28, 2012.
(3)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K dated April 24, 2013 as filed with the Securities and Exchange Commission on April 30, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Point Capital, Inc.

By:	/s/ Eric Weisblum
Eric Weisblum
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weisblum	Chairman, Chief Executive Officer, President and Director	June 14, 2016
Eric Weisblum	(Principal Executive Officer)

/s/ Adam Wasserman	Chief Financial Officer	June 14, 2016
Adam Wasserman	(Principal Financial and Accounting Officer)

/s/ Van E. Parker	Director	June 14, 2016
Van E. Parker

/s/ Leonard Schiller	Director	June 14, 2016
Leonard Schiller

/s/ Joel A. Stone	Director	June 14, 2016
Joel A. Stone