Form 10-Q
period 2016-03-31
Point Capital, Inc.
filed 2016-08-31
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2016

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

As of August 20, 2016, 50,082,441 shares of common stock, par value $0.0001 per share, were outstanding.

POINT CAPITAL, INC.

FORM 10-Q

March 31, 2016

Item 1. Financial Statements.

Point Capital, Inc. and Subsidiary

Consolidated Statements of Assets and Liabilities

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments at fair value
Non-controlled/Non-affiliated investments (cost of $1,856,708 and $1,838,189 at March 31, 2016 and December 31, 2015)	$1,721,879	$1,691,518
Cash and cash equivalents	532,392	722,764
Interest receivable	28,424	15,924
Prepaid expenses	9,965	20,030

Total Assets	$2,292,660	$2,450,236

LIABILITIES
Accounts payable and accrued expenses	$37,306	$90,756

Total Liabilities	37,306	90,756

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 shares designated; 4,000 shares issued and outstanding ($100 per share redemption value)	400,000	400,000

NET ASSETS
Common stock, $0.0001 par value, 100,000,000 shares authorized; 50,082,441 and 50,582,441 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	5,009	5,059
Additional paid-in capital	2,318,892	2,318,842
Accumulated net investment loss	(109,131)	-
Accumulated undistributed net realized loss on investments	(224,586)	(217,750)
Unrealized depreciation on investments	(134,830)	(146,671)

Total Net Assets	1,855,354	1,959,480

Total Liabilities and Net Assets	$2,292,660	$2,450,236

Net Asset Value per Common Share	$0.04	$0.04

See accompanying notes to unaudited consolidated financial statements.

Point Capital, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
INVESTMENT INCOME:
Non-controlled/Non-affiliated investments:
Interest income	$17,502	$5,406
Dividend income	-	2,250

Total investment income	17,502	7,656

OPERATING EXPENSES:
Compensation expense	27,500	37,650
Professional fees	84,783	15,500
Filing fees	708	4,965
Insurance expense	8,190	7,804
General and administrative expenses	5,452	3,376

Total operating expenses	126,633	69,295

NET INVESTMENT LOSS	(109,131)	(61,639)

NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS:
Net realized loss on investments
Non-controlled/Non-affiliated investments	(6,836)	(95,945)
Net change in unrealized appreciation on investments
Non-controlled/Non-affiliated investments	11,841	186,037

Net realized and unrealized gain on investments	5,005	90,092

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(104,126)	$28,453

See accompanying notes to unaudited consolidated financial statements.

Point Capital, Inc. and Subsidiary

Consolidated Statements of Changes in Net Assets

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Common Stock, $0.0001 Par Value		Additional Paid In	Accumulated Net Investment	Accumulated Undistributed Net Realized Gain (Loss) On	Unrealized Appreciation (Depreciation) On	Total
	Shares	Amount	Capital	Loss	Investments	Investments	Net Assets
Balance - December 31, 2014	50,582,441	$5,059	$2,518,732	$-	$-	$(154,813)	$2,368,978

Net decrease in net assets resulting from operations	-	-	-	(61,639)	(95,945)	186,037	28,453

Stock-based compensation	-	-	37,650	-	-	-	37,650

Balance - March 31, 2015 (Unaudited)	50,582,441	$5,059	$2,556,382	$(61,639)	$(95,945)	$31,224	$2,435,081

Balance - December 31, 2015	50,582,441	$5,059	$2,318,842	$-	$(217,750)	$(146,671)	$1,959,480

Cancellation of shares	(500,000)	(50)	50	-	-	-	-

Net decrease in net assets resulting from operations	-	-	-	(109,131)	(6,836)	11,841	(104,126)

Balance - March 31, 2016 (Unaudited)	50,082,441	$5,009	$2,318,892	$(109,131)	$(224,586)	$(134,830)	$1,855,354

See accompanying notes to unaudited consolidated financial statements.

Point Capital, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) increase in net assets resulting from operations	$(104,126)	$28,453
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(98,727)	(394,533)
Net realized loss on investments	6,836	95,945
Net change in unrealized (appreciation) of investments	(11,841)	(186,037)
Proceeds from sale of investments	78,371	134,906
Non-cash interest income	(5,000)	-
Stock options issued for services	-	37,650
Increase in interest receivable	(12,500)	(956)
Increase in investments in advance	-	(200,000)
Decrease in prepaid expenses	10,065	9,679
Decrease in accounts payable and accrued expenses	(53,450)	(1,178)

Net Cash Used In Operating Activities	(190,372)	(476,071)

Net decrease in cash and cash equivalents	(190,372)	(476,071)

Cash and Cash Equivalents - Beginning of Period	722,764	1,739,520

Cash and Cash Equivalents - End of Period	$532,392	$1,263,449

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

(Unaudited)

					Fair	% of
United States (U.S.) Company	Industry	Type of Investment	Principal/Shares	Cost	Value	Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc. (2)	Application Software	Common Stock	136,879	$75,279	$65,017	3.50%
Accelerize, Inc. (2)	Application Software	Warrants	60,000	38,533	18,734	1.01%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Common Stock	39,000	126,111	77,610	4.18%
Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	20,126	1.08%

Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Series A Convertible Preferred Stock	$100,000	-	-	0.00%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Warrants	750,000	-	-	0.00%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	16,500	14,159	1,399	0.08%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	38,835	31,021	264	0.01%

DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	100,150	5.40%
DatChat Inc. (1)	Application Software	10% Debenture (Due 12/2016)	$30,000	35,000	35,000	1.89%

Home Bistro, Inc.(1)	Other	15% Convertible Debenture (Due 11/2015)	$150,000	150,000	150,000	8.08%
Home Bistro, Inc. (1) (2)	Other	Warrants	75,000	-	-	0.00%

ID Global Solutions Corporations (1)	Biometric Technology	10% Debenture (Due 7/2016)	$100,000	61,781	100,000	5.39%
ID Global Solutions Corporations (1)	Biometric Technology	Common Stock	20,000	9,190	5,000	0.27%
ID Global Solutions Corporations (1) (2)	Biometric Technology	Warrants	2,200,000	38,219	162,356	8.75%

iNeedMD Holdings, Inc. (1) (2)	Health Care Supplies	Common Stock	25,000	795	22,500	1.21%

Labstyle Innovation Corp. (1) (2)	Health Care Equipment	Warrants	18,889	189	18,133	0.98%

MabVax Therapeutics Holdings Inc. (2)	Biotechnology	Common Stock	133,333	69,326	96,000	5.17%
MabVax Therapeutics Holdings Inc. (1) (2)	Biotechnology	Warrants	66,667	30,674	24,452	1.32%

MultiMedia Platforms, Inc.(1)	Multimedia Technology	9% Debenture (Due 7/2016)	$100,000	38,461	9,667	0.52%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Common Stock	15,000	4,500	435	0.02%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Warrants	333,334	61,539	6,724	0.36%

Optex Systems Holdings Inc. (1) (2)	Aerospace & Defense	Series B Convertible Preferred Stock	64.10	104,432	91,898	4.95%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series C Convertible Preferred Stock	200,000	100,000	211,000	11.37%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Series D Convertible Preferred Stock	100,000	50,000	211,000	11.37%

Pershing Gold Corp.(2)	Mining Exploration	Warrants	6,838	9,965	776	0.04%

Phase RX, Inc. (1)	Biotechnology	5% Convertible Debenture	$100,000	100,000	100,000	5.39%

Pish Posh Baby, LLC.(1)(2)	Online Retail - Specialty Apparel	Membership Units	19,155	149,988	9,194	0.50%

Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Common Stock	100,000	74,000	38,000	2.05%
Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	20,000	1.08%

Pulmatrix Inc. (1)(2)(3)	Biotechnology	Common Stock	23,029	251,055	64,021	3.45%

Vapor Corp. (1) (2)	Tobacco	Common Stock	21,428	-	11,743	0.63%
Vapor Corp. (1) (2)	Tobacco	Warrants	90,909	48,513	40,473	2.18%

Xtant Medical Holdings, Inc. (formerly Bacterin Holdings International Inc.)	Health Care Supplies	Warrants	11,513	31,773	10,207	0.55%

Total Non-controlled/Non-affiliated investments				$1,856,708	$1,721,879	92.78%

Net Assets at March 31, 2016					$1,855,354

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.

(2) Securities are not income producing.

(3) Converted $101,530 in principal and interest into common shares.

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

					Fair	% of
United States (U.S.) Company	Industry	Type of Investment	Principal/Shares	Cost	Value	Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc. (2)	Application Software	Common Stock	121,879	$70,932	$59,111	3.02%
Accelerize, Inc. (2)	Application Software	Warrants	60,000	38,533	19,012	0.97%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Common Stock	39,000	126,111	125,970	6.43%
Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	62,008	3.16%

Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Series A Convertible Preferred Stock	$100,000	-	-	0.00%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Warrants	750,000	-	-	0.00%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	16,500	14,159	600	0.03%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	38,835	31,021	24,597	1.26%

DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	100,150	5.11%
DatChat Inc. (1)	Application Software	10% Debenture (Due 12/2016)	$30,000	30,000	30,000	1.53%

Home Bistro, Inc.(1)	Other	15% Convertible Debenture (Due 11/2015)	$150,000	150,000	150,000	7.66%
Home Bistro, Inc. (1) (2)	Other	Warrants	75,000	-	-	0.00%

ID Global Solutions Corporations (1)	Biometric Technology	10% Debenture (Due 7/2016)	$100,000	61,781	100,000	5.10%
ID Global Solutions Corporations (1) (2)	Biometric Technology	Warrants	2,200,000	38,219	165,077	8.42%

iNeedMD Holdings, Inc. (1) (2)	Health Care Supplies	Common Stock	25,000	795	795	0.04%

MabVax Therapeutics Holdings Inc. (2)	Biotechnology	Common Stock	133,333	69,326	91,333	4.66%
MabVax Therapeutics Holdings Inc. (1) (2)	Biotechnology	Warrants	66,667	30,674	20,076	1.02%

MultiMedia Platforms, Inc.(1)	Multimedia Technology	9% Debenture (Due 7/2016)	$100,000	38,461	52,377	2.67%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Common Stock	15,000	4,500	2,850	0.15%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Warrants	333,334	61,539	49,561	2.53%

Optex Systems Holdings Inc. (1) (2)	Aerospace & Defense	Series B Convertible Preferred Stock	64.10	104,432	146,201	7.46%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series C Convertible Preferred Stock	200,000	100,000	100,000	5.10%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Series D Convertible Preferred Stock	100,000	50,000	50,000	2.55%

Pershing Gold Corp.(2)	Mining Exploration	Warrants	6,838	9,965	381	0.02%

Phase RX, Inc. (1)	Biotechnology	5% Convertible Debenture	$100,000	100,000	100,000	5.10%

Pish Posh Baby, LLC.(1)(2)	Online Retail - Specialty Apparel	Membership Units	19,155	149,988	9,194	0.47%

Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Common Stock	100,000	74,000	39,000	1.99%
Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	25,000	1.28%

Pulmatrix Inc. (1)(2)(3)	Biotechnology	Common Stock	23,029	251,055	96,722	4.94%
Pulmatrix Inc. (1)(2)	Biotechnology	Series A Warrants	8,276	207	2	0.00%

Vapor Corp. (1) (2)	Tobacco	Common Stock	21,428	-	11,571	0.59%
Vapor Corp. (1) (2)	Tobacco	Warrants	90,909	48,513	48,265	2.46%

Xtant Medical Holdings, Inc. (formerly Bacterin Holdings International Inc.)	Health Care Supplies	Warrants	11,513	31,773	11,665	0.60%

Total Non-controlled/Non-affiliated investments				$1,838,189	$1,691,518	86.32%

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.

(2) Securities are not income producing.

(3) Converted $101,530 in principal and interest into common shares.

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS BY INDUSTRY

March 31, 2016 (Unaudited) and December 31, 2015

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2016 and December 31, 2015

	March 31, 2016 (Unaudited)		December 31, 2015
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$91,898	5.34%	$146,201	8.64%
Application Software	218,901	12.71%	208,273	12.31%
Biometric Technology	267,356	15.53%	265,077	15.67%
Biotechnology	440,209	25.57%	560,111	33.11%
Communications Equipment	422,000	24.51%	150,000	8.87%
Health Care Equipment	19,532	1.13%	600	0.04%
Health Care Supplies	32,707	1.90%	12,460	0.74%
Life Sciences Tools & Services	264	0.02%	24,597	1.45%
Mining Exploration	776	0.05%	381	0.02%
Multimedia Technology	16,826	0.98%	104,788	6.19%
Online Retail - Specialty Apparel	9,194	0.53%	9,194	0.54%
Other	150,000	8.71%	150,000	8.87%
Tobacco	52,216	3.03%	59,836	3.54%
	$1,721,879	100.00%	$1,691,518	100.00%

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2016, and the results of operations and cash flows for the three months ended March 31, 2016 have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2015, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on June 14, 2016. The consolidated balance sheet as of December 31, 2015, contained herein, was derived from those consolidated financial statements.

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

MARCH 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. At March 31, 2016, the Company had cash balances exceeding the FDIC and SIPC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair market value based on the short-term maturity of these instruments.

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

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

MARCH 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Portfolio Company Investment Classification

The Company classifies its portfolio company investments in accordance with the requirements of the 1940 Act.  Under the 1940 Act, “Controlled Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation.  Under the 1940 Act, “Affiliated Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities.  Under the 1940 Act, “Non-Controlled/Non-Affiliated Investments” are defined as investments that are neither Controlled Investments nor Affiliated Investments. At March 31, 2016 and December 31, 2015, the Company did not have any Controlled or Affiliated investments.

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

New Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update 2015-2, which updated consolidation standards under ASC Topic 810, “Consolidation”. Under this update, a new consolidation analysis is required for variable interest entities (“VIEs”) and will limit the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. The FASB decided to eliminate some of the criteria under which their fees are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. The adoption of ASU 2015-2 will not have any impact on the Company’s consolidated financial statements

Reclassification

A certain reclassification has been made in the prior year’s consolidated financial statements to conform to the current year’s financial presentation. This reclassification had no effect on net loss or cash flows as previously reported.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 3 – PORTFOLIO INVESTMENTS

The following are the Company’s investments owned by levels within the fair value hierarchy at March 31, 2016 (unaudited):

	Level 1	Level 2	Level 3	Total
Common Stock	$357,825	$-	$122,650	$480,475
LLC Membership	-	-	9,194	9,194
Convertible Preferred Stock	-	513,898	-	513,898
Convertible Debentures	-	-	359,667	359,667
Debenture	-	-	35,000	35,000
Warrants	18,133	136,432	169,080	323,645
Total Investments	$375,958	$650,330	$695,591	$1,721,879

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2015:

	Level 1	Level 2	Level 3	Total
Common Stock	$426,557	$-	$100,945	$527,502
Convertible Preferred Stock	-	146,201	159,194	305,395
Convertible Debentures	-	-	402,377	402,377
Debenture	-	-	30,000	30,000
Warrants	-	211,606	214,638	426,244
Total Investments	$426,557	$357,807	$907,154	$1,691,518

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Balance at beginning of year	$907,154	$549,043
Purchase of investments at cost	5,000	204,443
Net realized gain	-	-
Net change in unrealized (depreciation) appreciation on investments	(66,563)	129,581
Net transfers in and/or out of Level 3 (1)	(150,000)	-
Balance at end of period	$695,591	$883,067

	At March 31,	At December 31,
	2016	2015
Net unrealized appreciation (depreciation) for Level 3 investments at period end	$(40,343)	$26,221

(1)	Transfers occurred due to the expiration of the restriction under Rule 144A of the Securities Act and to the development of an active market. A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 3 – PORTFOLIO INVESTMENTS (continued)

Investment Type	Fair Value at March 31, 2016 (Unaudited)	Valuation Technique	Unobservable inputs	Input
Common Stock	$100,150	Recent Transactions	N/A	N/A
Common Stock	$22,500	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Convertible Debentures	$350,000	Recent Transactions	N/A	N/A
Convertible Debenture	$9,667	Comparable market value	Restriction discount	N/A
Debenture	$35,000	Recent Transaction	N/A	N/A
Warrants	$162,356	Comparable market value	Volatility	82.0%
Warrant	$6,724	Comparable market value	Volatility	231.2%
	$695,591

Investment Type	Fair Value at December 31, 2015	Valuation Technique	Unobservable inputs	Input
Common Stock	$100,150	Recent Transactions	N/A	N/A
Common Stock	$795	Recent Transactions	N/A	N/A
Convertible Preferred Stock	$150,000	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Convertible Debentures	$350,000	Recent Transactions	N/A	N/A
Convertible Debenture	$52,377	Comparable market value	Restriction discount	17.3%
Debenture	$30,000	Recent Transaction	N/A	N/A
Warrants	$165,077	Comparable market value	Volatility	82.1%
Warrant	$49,561	Comparable market value	Restriction discount	17.3%
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

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 4 - REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK (continued)

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

NOTE 5 – CONCENTRATIONS AND CREDIT RISKS

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments and debt instruments (other than cash equivalents), which collectively represented approximately 75.1% and 69.0% of the Company’s total assets at March 31, 2016 and December 31, 2015, respectively. These investments consist of certain securities in companies with no readily determinable market values or in non-public companies, and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that certain of the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. Investments in non-public entities , should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, the Company is classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 6 – EQUITY TRANSACTIONS

In January 2016, upon determination that certain common shares issued to a consultant pursuant to a consulting agreement to a consultant in 2014 were issued in contravention of Section 23(a) of the 1940 Act, the Board of Directors of the Company, by unanimous written consent, canceled such consulting contract. In March 2016, the consultant and the Company agreed to cancel the 500,000 shares that had been issued to a consultant in 2014 and agreed to a mutual release whereby the consultant released the Company from any future obligation and the Company released the consultant from any future performance obligation.

NOTE 7 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Net asset value per common share data:
Net asset value per common share, beginning of period	$0.04	$0.05
Net investment gain (loss)	(0.00)	(0.00)
Net realized (loss) gain on investments	(0.00)	0.00
Net change in unrealized appreciation (depreciation) on investments	0.00	(0.00)
Net increase (decrease) in net assets resulting from operations	(0.00)	(0.00)
Net asset value per common share, end of period	$0.04	$0.05
Ratios and supplemental data:
Per share market price, end of period (1)	$1.00	$1.25
Total return (2)	(5.32)%	0.92%
Common shares outstanding, end of period	50,082,441	50,582,441
Weighted average common shares outstanding during period	50,538,485	50,582,441
Net assets, end of period	$1,855,354	$2,435,080
Ratio of operating expenses to average net assets	(6.60)%	(11.82)%
Ratio of net investment loss to average net assets	(5.69)%	(10.51)%
Portfolio Turnover	6.65	11.45

(1)	The shares of the Company's common stock were listed in the OTC Market beginning on January 5, 2012. The Company’s shares were not actively traded through March 31, 2016.
(2)	Total return is based on the change in net asset value during the period, adjusted for the impact of capital stock transactions and related offering costs. Since the shares were not actively traded during the period presented, total return based on stock price has not been presented for the three months ended March 31, 2016 and 2015.

NM	Not meaningful

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

Portfolio Update

As of March 31, 2016, we held twenty portfolio companies. All are non-controlled and non-affiliated investments.

Accelerize, Inc. (ACLZ) - On August 17, 2015, we completed an investment of $100,000 in 100,000 shares of common stock and 60,000 warrants of Accelerize Inc., an OTCBB listed company. In November 2015, we acquired an additional 21,879 common shares of ACLZ for $9,465 and in March 2016 we acquired an additional 15,000 common shares of ACLZ for $4,347. Each warrant expires on August 17, 2020 and is exercisable at an exercise price of $1.32 per common share. ACLZ owns and operates CAKE, a Software-as-a-Service, or SaaS, platform providing online tracking and analytics solutions for advertisers and online marketers. The Company provides software solutions for businesses interested in optimizing their digital advertising spend.

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

Arista Power, Inc. (ASPW) - On March 31, 2014, we completed a $100,000 investment in 9% convertible preferred stock and 750,000 warrants of Arista Power, Inc., a company that develops and manufactures renewable power equipment. ASPW produces wind turbines, solar energy systems, and custom-designed power management systems. The Preferred Stock is convertible into shares of common stock at a conversion price equal to $0.20 per common share. The warrants expire on March 31, 2019 and the exercise price of the warrants is $0.25 per common share. In March 2015, ASPW filed a form with the Securities and Exchange Commission to terminate its registration under Section 12(g) of the Securities Exchange Act of 1934. On December 31, 2015, we determined that the fair value of ASPW was zero and accordingly, in December 2015, we recorded a realized loss on investments of $100,000.

Cesca Therapeutics, Inc. On June 13, 2014, we completed an $82,501 investment in 55,000 shares of Common Stock as well as 16,500 warrants. Cesca Therapeutics, Inc., a Nasdaq-listed company, operates as a supplier of products targeting the worldwide adult stem cell market. The company offers automated and semi-automated devices and single-use processing disposables that enable the collection, processing and cryopreservation of stem cells and other cellular tissues from cord blood and bone marrow used in regenerative medicine. In June 2015, we sold the 55,000 shares of common stock for net proceeds of $47,145. At March 31, 2016 and December 31, 2015 we own 16,500 warrants. Each warrant is exercisable at a price of $1.55 per share.

CombiMatrix Corp. (CBMX) - On December 19, 2013, we completed an investment in warrants of CombiMatrix Corp., a Nasdaq-listed company. CBMX is a molecular diagnostics company specializing in DNA-testing services for development disorders. The warrants expire on December 19, 2018 and the exercise price of the warrants is $3.12 per common share. We currently hold 38,835 warrants of CombiMatrix.

DatChat Inc. Between February 6, 2015 and April 2, 2015, we completed a $100,150 investment in 2,000,000 shares of common stock in DatChat, Inc., a private company that develops mobile messaging applications as well as other intellectual property. Additionally, on May 2015, we completed a $30,000 investment in a 10% debenture. In February 2016, we increased the principal amount of this debenture by $5,000 in connection with the extension of debenture due date to December 2016.

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

ID Global Solution Corp. (IDGS) - On June 25, 2015, we completed an investment of $100,000 in a 10% convertible debenture and 2,200,000 warrants of ID Global Solution Corp., an OTC listed company. We have the right to convert all or any portion of the then aggregate outstanding principal amount of this debenture, together with any accrued and unpaid interest thereon, into shares of common stock of IDGS at $.03 per share. Each warrant expires on June 25, 2020 and is exercisable at an exercise price of $0.05. In March 2016, we purchased 20,000 common shares IDGS of for $9,190. ID Global Solution Corp. is an international biometrics and payment processing company with a unique technology platform that provides valuable, secure payment processing for consumers as well as for merchants.

iNeedMD Holdings, Inc. (NEMD) - On October 15, 2014, we completed a $795 investment in 25,000 shares of common stock of iNeedMD Holdings Inc., an OTCBB listed company that manufactures medical devices that acquires and transmits health related data.

Labstyle Innovations Corp. (DRIO) - In March 2016, we purchased 18,889 common shares and 18,889 warrants of DRIO for $85,190. Each warrant expires on February 26, 2021. In March 2016, the Company sold the 18,889 shares of common stock.

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

Orbital Tracking Corp. (TRKK) - On October 10, 2014, we completed a $150,000 investment in 200,000 shares of Series C Preferred Stock and 100,000 shares of Series D Preferred Stock of Orbital Tracking Corp., an OTC BB listed company that provides satellite telecommunications voice airtime, tracking devices and services, and ground station construction. TRKK provides mobile voice and data communications services globally via satellite. Each share of Series C Preferred converts into 10 shares of TRKK common stock for an aggregate of 2,000,000 common shares. Each share of Series D Preferred convert into 20 shares of TRKK common stock for an aggregate of 2,000,000 common shares.

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

Pish Posh Baby LLC. - On July 2, 2014, we made an investment of $150,000 in Convertible Preferred Stock of PishPosh, Inc. is a private company that operates a commerce platform serving parents and grandparents of newborns, infants, and toddlers. $100,000 of the Convertible Preferred Stock was convertible at $1.00 and $50,000 was convertible at $0.2666. In January 2016, pursuant to an Asset Purchase Agreement, all holders of notes, shares of its common stock, Series A Preferred Stock and warrants to purchase common stock exchange their securities into 420,000 membership units (the “Units”) issued by Pish Posh Baby LLC, a Delaware limited liability company (“PPB”). Accordingly, we currently own 19,155 membership units in PPB.

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

Pulmatrix Inc. (PULM) - On March 21, 2014, we completed a $150,003 investment in 8,276 shares of common stock and 8,276 warrants of Pulmatrix, Inc. a NASDAQ listed company. These warrants expired on March 21, 2016. Additionally, on February 13, 2015, we completed a $100,000 investment in a 5% convertible debenture of Pulmatrix, Inc. On June 30, 2015, $100,000 of principal and $1,529 of interest of this 5% convertible debenture was converted into 14,768 shares of common stock. During 2015, we sold 15 shares of PULM common stock. Pulmatrix focuses on the discovery, development, and commercialization of pharmaceutical-grade hypochlorous acid based therapeutics to prevent and treat infection in invasive applications.

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

Results of Operations

For the three months ended March 31, 2016 and 2015, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes (i) net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net change in unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Investment Income:  For the three months ended March 31, 2016 and 2015, we earned interest and dividend income of $17,502 and $7,656, respectively, primarily resulting from interest earned on convertible debt and other debt, and dividend income earned on convertible preferred stock. The increase was attributable to an increase in income-earning investments and the recording of a $5,000 fee which was included in interest income in the 2016 period related to the extension of the due date of a debenture until December 2016.

Operating Expenses: For the three months ended March 31, 2016 and 2015, total operating expenses consisted of the following:

	For the Three Months Ended March 31,
	2016	2015
Compensation expense	$27,500	$37,650
Professional fees	84,783	15,500
Filing fees	708	4,965
Insurance expense	8,190	7,804
General and administrative expenses	5,452	3,376

Total operating expenses	$126,633	$69,295

Compensation expense: For the three months ended March 31, 2016, we incurred compensation expense of $27,500 consisting of directors fees of $7,500, fees incurred for services performed by our outsourced chief financial officer of $15,000, and $5,000 in fees incurred for services performed by our outsourced chief compliance officer, as compared to directors fees of $37,650 incurred for the three months ended March 31, 2015.

Professional fees: For the three months ended March 31, 2016, professional fees increased by $69,283 or 447.0% as compared to the three months ended March 31, 2015. This increase was attributable to an increase in accounting fees of $9,500 related to our audit, an increase in legal fees of $53,783 related our Investment Act matters, and an increase in consulting fees of $6,000.

Filing fees: Filing fees consist consists of fees incurred to file reports with the securities and exchange commission and other miscellaneous filing fees, For the three months ended March 31, 2016, filing fees decreased by $4,257 or 85.7% as compared to the three months ended March 31, 2015.

Insurance expense: For the three months ended March 31, 2016, insurance expense increased by $386 or 4.9% as compared to the three months ended March 31, 2015.

General and administrative expenses: General and administrative expenses consist of transfer agent fees, custodian fees, bank service charges, listing fees, and other fees and expenses. For the three months ended March 31, 2016, general and administrative expenses increased by $2,076 or 61.5% as compared to the three months ended March 31, 2015. This increase was primarily attributable to an increase in custody fees of $2,500.

Net Investment loss: For the three months ended March 31, 2016 and 2015, net investment loss amount to $109,131 and $61,639, respectively.

Net Realized And Unrealized (Loss) Gain On Investments:

Net Realized Loss on Investments: During the three months ended March 31, 2016 and 2015, we disposed of certain investment positions and recognized a net realized loss of $6,836 and $95,945, respectively.

Net Change in Unrealized Appreciation on investments: At March 31, 2016 and December 31, 2015, we had a cost basis in our portfolio companies of $1,856,708 and $1,838,189 with a fair market value of $1,721,879 and $1,691,518, respectively. The net change in unrealized appreciation for the three months ended March 31, 2016 and 2015 was $11,841 and $186,037, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations For the three months ended March 31, 2016 and 2015, the net (decrease) increase in net assets resulting from operations was $(104,126) and $28,453, respectively.

Liquidity and Capital Resources

As of March 31, 2016, we had $532,392 in cash and cash equivalents, compared to $722,764 as of December 31, 2015, a decrease of $190,372. This decrease was primarily attributable to the use of cash for operating activities of $170,016 and for the purchase of investments of $98,727 offset by net proceeds from the sale of investments of $78,371.

The Company believes that our existing available cash will enable the Company to meet its working capital requirements for at least 12 months.

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

We agreed that as long as the purchasers of our Series A Preferred Stock are holding said shares, we would comply in all respects with our reporting and filing obligations under the Exchange Act.  This Quarterly Report was not filed in a timely manner, and we are currently delinquent in filing a Quarterly Report for the quarter ended June 30, 2016. Although we are currently in breach of our agreement to remain current, the purchase agreement does not provide for any immediate consequence or default provision such as a reduction in the conversion price of the Series A Preferred, immediate redemption or the like.

Although we believe that our existing available cash will enable us to meet our working capital requirements for at least 12 months, we may need to raise additional funds to continue investing in portfolio companies. If we are unable to raise capital, we may be required to reduce the scope of our investment activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you will lose all of your investment.

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

We did not have any distributable income as of March 31, 2016 and December 31, 2015.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.

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

As of March 31, 2016, we concluded that such weaknesses continue to exist.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the period ended March 31, 2016 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the period ended March 31, 2016 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

We agreed that as long as the purchasers of our Series A Preferred Stock are holding said shares, we would comply in all respects with our reporting and filing obligations under the Exchange Act.  This Quarterly Report was not filed in a timely manner, and we are currently delinquent in filing a Quarterly Report for the quarter ended June 30, 2016. Although we are currently in breach of our agreement to remain current, the purchase agreement does not provide for any immediate consequence or default.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Principal Executive Officer*

31.2	Rule 13a-14(a)/15d14(a) Certifications of Principal Financial Officer*

32.1	Section 1350 Certifications of Principal Executive Officer*

32.2	Section 1350 Certifications of Principal Financial Officer*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT CAPITAL, INC.

By:	/s/ Eric Weisblum
Name: Eric Weisblum
Title: Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 30, 2016

By:	/s/ Adam Wasserman
Name: Adam Wasserman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 30, 2016

