Form 10-Q
period 2016-06-30
Point Capital, Inc.
filed 2016-09-30
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2016

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

As of September 30, 2016, 50,082,441 shares of common stock, par value $0.0001 per share, were outstanding.

POINT CAPITAL, INC.

FORM 10-Q

June 30, 2016

Item 1. Financial Statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Assets and Liabilities

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments at fair value
Non-controlled/Non-affiliated investments (cost of $1,887,062 and $1,838,189 at June 30, 2016 and December 31, 2015)	$1,423,646	$1,691,518
Cash and cash equivalents	426,711	722,764
Interest receivable	38,299	15,924
Prepaid expenses	4,946	20,030

Total Assets	$1,893,602	$2,450,236

LIABILITIES
Accounts payable and accrued expenses	$72,587	$90,756

Total Liabilities	72,587	90,756

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 shares designated; 4,000 shares issued and outstanding ($100 per share redemption value)	400,000	400,000

NET ASSETS
Common stock, $0.0001 par value, 100,000,000 shares authorized; 50,082,441 and 50,582,441 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	5,009	5,059
Additional paid-in capital	2,318,892	2,318,842
Accumulated net investment loss	(244,988)	-
Accumulated undistributed net realized loss on investments	(194,481)	(217,750)
Unrealized depreciation on investments	(463,417)	(146,671)

Total Net Assets	1,421,015	1,959,480

Total Liabilities and Net Assets	$1,893,602	$2,450,236

Net Asset Value per Common Share	$0.03	$0.04

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME:
Non-controlled/Non-affiliated investments:
Interest income	$12,031	$2,936	$29,533	$8,342
Dividend income	-	2,250	-	4,500

Total investment income	12,031	5,186	29,533	12,842

OPERATING EXPENSES:
Compensation expense	30,000	12,554	57,500	50,204
Professional fees	100,975	50,642	185,758	66,142
Filing fees	984	1,330	1,692	6,295
Insurance expense	6,990	9,259	15,180	17,063
General and administrative expenses	8,939	3,204	14,391	6,580

Total operating expenses	147,888	76,989	274,521	146,284

NET INVESTMENT LOSS	(135,857)	(71,803)	(244,988)	(133,442)

NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS:
Net realized gain (loss) on investments
Non-controlled/Non-affiliated investments	30,105	(17,790)	23,269	(113,735)
Net change in unrealized (loss) gain on investments
Non-controlled/Non-affiliated investments	(328,587)	105,697	(316,746)	291,734

Net realized and unrealized (loss) gain on investments	(298,482)	87,907	(293,477)	177,999

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(434,339)	$16,104	$(538,465)	$44,557

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Net Assets

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

					Accumulated
					Undistributed Net	Unrealized
	Common Stock, $0.0001 Par Value		Additional Paid In	Accumulated Net Investment	Realized Gain (Loss) On	Appreciation (Depreciation) on	Total
	Shares	Amount	Capital	Loss	Investments	Investments	Net Assets
Balance - December 31, 2014	50,582,441	$5,059	$2,518,732	$-	$-	$(154,813)	$2,368,978

Net increase (decrease) in net assets resulting from operations	-	-	-	(133,442)	(113,735)	291,734	44,557

Stock-based compensation	-	-	50,204	-	-	-	50,204

Balance - June 30, 2015 (Unaudited)	50,582,441	$5,059	$2,568,936	$(133,442)	$(113,735)	$136,921	$2,463,739

Balance - December 31, 2015	50,582,441	$5,059	$2,318,842	$-	$(217,750)	$(146,671)	$1,959,480

Cancellation of shares	(500,000)	(50)	50	-	-	-	-

Net (decrease) increase in net assets resulting from operations	-	-	-	(244,988)	23,269	(316,746)	(538,465)

Balance - June 30, 2016 (Unaudited)	50,082,441	$5,009	$2,318,892	$(244,988)	$(194,481)	$(463,417)	$1,421,015

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) increase in net assets resulting from operations	$(538,465)	$44,557
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(183,726)	(801,214)
Net realized (gain) loss on investments	(23,269)	113,735
Net change in unrealized depreciation(appreciation) of investments	316,746	(291,734)
Proceeds from sale of investments	165,273	198,391
Non-cash interest income	(5,000)	-
Stock options issued for services	-	50,204
Increase in interest receivable	(24,527)	(2,344)
Increase in dividend receivable	-	(2,250)
Decrease in prepaid expenses	15,084	(10,656)
Decrease in accounts payable and accrued expenses	(18,169)	(2,454)

Net Cash Used In Operating Activities	(296,053)	(703,765)

Net decrease in cash and cash equivalents	(296,053)	(703,765)

Cash and Cash Equivalents - Beginning of Period	722,764	1,739,520

Cash and Cash Equivalents - End of Period	$426,711	$1,035,755

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Interest receivable converted in in investments	$2,152	$-

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2016

(Unaudited)

			Principal/		Fair	% of
United States (U.S.) Company	Industry	Type of Investment	Shares	Cost	Value	Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc. (2)	Application Software	Common Stock	136,879	$75,279	$39,709	2.79%
Accelerize, Inc. (2)	Application Software	Warrants	60,000	38,533	8,585	0.60%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Common Stock	39,000	126,111	69,030	4.86%
Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	12,272	0.86%

Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Series A Convertible Preferred Stock	$100,000	-	-	0.00%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Warrants	750,000	-	-	0.00%

Aytu Bioscience, Inc. (1) (2)	Biotechnology	Common Stock	69,400	27,066	26,719	1.88%
Aytu Bioscience, Inc. (1) (2)	Biotechnology	Warrants	212,500	2,125	23,375	1.64%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	16,500	14,159	1,078	0.08%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	38,835	31,021	69	0.00%

DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	100,150	7.05%
DatChat Inc. (1)	Application Software	10% Debenture (Due 12/2016)	$30,000	35,000	35,000	2.46%

Home Bistro, Inc.(1)	Other	15% Convertible Debenture (Due 11/2015)	$150,000	150,000	150,000	10.56%
Home Bistro, Inc. (1) (2)	Other	Warrants	75,000	-	-	0.00%

ID Global Solutions Corporations (1)	Biometric Technology	10% Debenture (Due 7/2016)	$100,000	61,781	100,000	7.04%
ID Global Solutions Corporations (1)	Biometric Technology	Common Stock	20,000	9,190	3,000	0.21%
ID Global Solutions Corporations (1) (2)	Biometric Technology	Warrants	2,200,000	38,219	157,885	11.11%

iNeedMD Holdings, Inc. (1) (2)	Health Care Supplies	Common Stock	25,000	795	31,250	2.20%

MabVax Therapeutics Holdings Inc. (2)	Biotechnology	Common Stock	133,333	69,326	73,333	5.16%
MabVax Therapeutics Holdings Inc. (1) (2)	Biotechnology	Warrants	66,667	30,674	7,855	0.55%

MultiMedia Platforms, Inc.(1)	Multimedia Technology	9% Debenture (Due 7/2016)	$100,000	38,461	6,167	0.43%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Common Stock	15,000	4,500	278	0.02%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Warrants	333,334	61,539	4,426	0.31%

Optex Systems Holdings Inc. (1) (2)	Aerospace & Defense	Series B Convertible Preferred Stock	64	104,432	104,429	7.35%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series C Convertible Preferred Stock	200,000	100,000	124,000	8.73%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Series D Convertible Preferred Stock	23,449	11,724	29,077	2.05%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Common Stock	1,531,020	38,276	94,923

Pershing Gold Corp.(2)	Mining Exploration	Warrants	6,838	9,965	658	0.05%

Phase RX, Inc. (1)	Biotechnology	Common Stock	25,338	101,352	105,913	7.45%

Pish Posh Baby, LLC.(1)(2)	Online Retail - Specialty Apparel	Membership Units	19,155	149,988	9,194	0.65%

Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Common Stock	100,000	74,000	37,000	2.60%
Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	18,010	1.27%

Pulmatrix Inc. (1)(2)(3)	Biotechnology	Common Stock	23,029	251,055	45,136	3.18%

Vapor Corp. (1) (2)	Tobacco	Common Stock	21,428	-	-	0.00%
Vapor Corp. (1) (2)	Tobacco	Warrants	90,909	48,513	-	0.00%

Xtant Medical Holdings, Inc.	Health Care Supplies	Warrants	11,513	31,773	5,125	0.36%

Total Non-controlled/Non-affiliated investments				$1,887,062	$1,423,646	93.50%

Net Assets at June 30, 2016					$1,421,015

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.

(2) Securities are not income producing.

(3) Converted $101,530 in principal and interest into common shares.

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

			Principal/		Fair	% of
United States (U.S.) Company	Industry	Type of Investment	Shares	Cost	Value	Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc. (2)	Application Software	Common Stock	121,879	$70,932	$59,111	3.02%
Accelerize, Inc. (2)	Application Software	Warrants	60,000	38,533	19,012	0.97%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Common Stock	39,000	126,111	125,970	6.43%
Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	62,008	3.16%

Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Series A Convertible Preferred Stock	$100,000	-	-	0.00%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Warrants	750,000	-	-	0.00%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	16,500	14,159	600	0.03%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	38,835	31,021	24,597	1.26%

DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	100,150	5.11%
DatChat Inc. (1)	Application Software	10% Debenture (Due 12/2016)	$30,000	30,000	30,000	1.53%

Home Bistro, Inc.(1)	Other	15% Convertible Debenture (Due 11/2015)	$150,000	150,000	150,000	7.66%
Home Bistro, Inc. (1) (2)	Other	Warrants	75,000	-	-	0.00%

ID Global Solutions Corporations (1)	Biometric Technology	10% Debenture (Due 7/2016)	$100,000	61,781	100,000	5.10%
ID Global Solutions Corporations (1) (2)	Biometric Technology	Warrants	2,200,000	38,219	165,077	8.42%

iNeedMD Holdings, Inc. (1) (2)	Health Care Supplies	Common Stock	25,000	795	795	0.04%

MabVax Therapeutics Holdings Inc. (2)	Biotechnology	Common Stock	133,333	69,326	91,333	4.66%
MabVax Therapeutics Holdings Inc. (1) (2)	Biotechnology	Warrants	66,667	30,674	20,076	1.02%

MultiMedia Platforms, Inc.(1)	Multimedia Technology	9% Debenture (Due 7/2016)	$100,000	38,461	52,377	2.67%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Common Stock	15,000	4,500	2,850	0.15%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Warrants	333,334	61,539	49,561	2.53%

Optex Systems Holdings Inc. (1) (2)	Aerospace & Defense	Series B Convertible Preferred Stock	64.10	104,432	146,201	7.46%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series C Convertible Preferred Stock	200,000	100,000	100,000	5.10%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Series D Convertible Preferred Stock	100,000	50,000	50,000	2.55%

Pershing Gold Corp.(2)	Mining Exploration	Warrants	6,838	9,965	381	0.02%

Phase RX, Inc. (1)	Biotechnology	5% Convertible Debenture	$100,000	100,000	100,000	5.10%

Pish Posh Baby, LLC.(1)(2)	Online Retail - Specialty Apparel	Membership Units	19,155	149,988	9,194	0.47%

Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Common Stock	100,000	74,000	39,000	1.99%
Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	25,000	1.28%

Pulmatrix Inc. (1)(2)(3)	Biotechnology	Common Stock	23,029	251,055	96,722	4.94%
Pulmatrix Inc. (1)(2)	Biotechnology	Series A Warrants	8,276	207	2	0.00%

Vapor Corp. (1) (2)	Tobacco	Common Stock	21,428	-	11,571	0.59%
Vapor Corp. (1) (2)	Tobacco	Warrants	90,909	48,513	48,265	2.46%

Xtant Medical Holdings, Inc. (formerly Bacterin Holdings International Inc.)	Health Care Supplies	Warrants	11,513	31,773	11,665	0.60%

Total Non-controlled/Non-affiliated investments				$1,838,189	$1,691,518	86.32%

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.

(2) Securities are not income producing.

(3) Converted $101,530 in principal and interest into common shares.

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS BY INDUSTRY

June 30, 2016 (Unaudited) and December 31, 2015

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2016 and December 31, 2015

	June 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$104,429	7.34%	$146,201	8.64%
Application Software	183,444	12.89%	208,273	12.31%
Biometric Technology	310,979	21.84%	265,077	15.67%
Biotechnology	368,549	25.89%	560,111	33.11%
Communications Equipment	248,000	17.42%	150,000	8.87%
Health Care Equipment	1,078	0.08%	600	0.04%
Health Care Supplies	36,375	2.56%	12,460	0.74%
Life Sciences Tools & Services	69	0.00%	24,597	1.45%
Mining Exploration	658	0.05%	381	0.02%
Multimedia Technology	10,871	0.76%	104,788	6.19%
Online Retail - Specialty Apparel	9,194	0.65%	9,194	0.54%
Other	150,000	10.54%	150,000	8.87%
Tobacco	-	0.00%	59,836	3.54%
	$1,423,646	100.00%	$1,691,518	100.00%

See accompanying notes to unaudited consolidated financial statements

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2016, and the results of operations and cash flows for the six months ended June 30, 2016 have been included. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2015, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on June 14, 2016. The consolidated balance sheet as of December 31, 2015, contained herein, was derived from those consolidated financial statements.

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

JUNE 30, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. At June 30, 2016, the Company had cash balances exceeding the FDIC and SIPC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair market value based on the short-term maturity of these instruments.

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

JUNE 30, 2016

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

JUNE 30, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Portfolio Company Investment Classification

The Company classifies its portfolio company investments in accordance with the requirements of the 1940 Act.  Under the 1940 Act, “Controlled Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation.  Under the 1940 Act, “Affiliated Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities.  Under the 1940 Act, “Non-Controlled/Non-Affiliated Investments” are defined as investments that are neither Controlled Investments nor Affiliated Investments. At June 30, 2016 and December 31, 2015, the Company did not have any Controlled or Affiliated investments.

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

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 3 – PORTFOLIO INVESTMENTS

The following are the Company’s investments owned by levels within the fair value hierarchy at June 30, 2016 (unaudited):

	Level 1	Level 2	Level 3	Total
Common Stock	$431,368	$94,923	$100,150	$626,441
LLC Membership	-	-	9,194	9,194
Convertible Preferred Stock	-	257,506	-	257,506
Convertible Debentures	-	-	256,167	256,167
Debenture	-	-	35,000	35,000
Warrants	23,375	53,652	162,311	239,338
Total Investments	$454,743	$406,081	$562,822	$1,423,646

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2015:

	Level 1	Level 2	Level 3	Total
Common Stock	$426,557	$-	$100,945	$527,502
Convertible Preferred Stock	-	146,201	159,194	305,395
Convertible Debentures	-	-	402,377	402,377
Debenture	-	-	30,000	30,000
Warrants	-	211,606	214,638	426,244
Total Investments	$426,557	$357,807	$907,154	$1,691,518

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Balance at beginning of year	$907,154	$549,043
Purchase of investments at cost	5,000	434,593
Net change in unrealized depreciation on investments	(76,832)	(87,559)
Net transfers in and/or out of Level 3 (1)	(272,500)	-
Balance at end of period	$562,822	$869,077

	At June 30,	At December 31,
	2016	2015
Net unrealized appreciation (depreciation) for Level 3 investments at period end	$(72,316)	$26,221

(1)	Transfers occurred due to the expiration of the restriction under Rule 144A of the Securities Act and to the development of an active market. A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 3 – PORTFOLIO INVESTMENTS (continued)

Investment Type	Fair Value at June 30, 2016 (Unaudited)	Valuation Technique	Unobservable inputs	Input
Common Stock	$100,150	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Convertible Debentures	$250,000	Recent Transactions	N/A	N/A
Convertible Debenture	$6,167	Comparable market value	N/A	N/A
Debenture	$35,000	Recent Transaction	N/A	N/A
Warrants	$157,885	Comparable market value	Volatility	78.9%
Warrant	$4,426	Comparable market value	Volatility	261.1%
	$562,822

Investment Type	Fair Value at December 31, 2015	Valuation Technique	Unobservable inputs	Input
Common Stock	$100,150	Recent Transactions	N/A	N/A
Common Stock	$795	Recent Transactions	N/A	N/A
Convertible Preferred Stock	$150,000	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Convertible Debentures	$350,000	Recent Transactions	N/A	N/A
Convertible Debenture	$52,377	Comparable market value	Restriction discount	17.3%
Debenture	$30,000	Recent Transaction	N/A	N/A
Warrants	$165,077	Comparable market value	Volatility	82.1%
Warrant	$49,561	Comparable market value	Restriction discount	17.3%
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

JUNE 30, 2016

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

Pursuant to the Preferred Stock Agreement, the Company agreed that as long as the purchasers of its Series A Preferred Stock are holding said shares, the Company would comply in all respects with our reporting and filing obligations under the Exchange Act.  The Company did not file its annual report in a timely manner, and the Company is currently delinquent in filing a Quarterly Report for the quarter ended June 30, 2016. Although the Company is currently in breach of its agreement to remain current, the purchase agreement does not provide for any immediate consequence or default provision such as a reduction in the conversion price of the Series A Preferred, immediate redemption or the like.

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

NOTE 5 – CONCENTRATIONS AND CREDIT RISKS

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments and debt instruments (other than cash equivalents), which collectively represented approximately 75.2% and 69.0% of the Company’s total assets at June 30, 2016 and December 31, 2015, respectively. These investments consist of certain securities in companies with no readily determinable market values or in non-public companies, and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that certain of the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. Investments in non-public entities , should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, the Company is classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

NOTE 7 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015
Net asset value per common share data:
Net asset value per common share, beginning of period	$0.04	$0.05
Net investment loss	(0.00)	(0.00)
Net realized gain (loss) on investments	0.00	(0.00)
Net change in unrealized appreciation (depreciation) on investments	(0.01)	0.00
Net increase (decrease) in net assets resulting from operations	(0.01)	(0.00)
Net asset value per common share, end of period	$0.03	$0.05
Ratios and supplemental data:
Per share market price, end of period (1)	$1.00	$1.50
Total return (2)	(27.63)%	0.56%
Common shares outstanding, end of period	50,082,441	50,582,441
Weighted average common shares outstanding during period	50,310,463	50,582,441
Net assets, end of period	$1,421,015	$2,463,738
Ratio of operating expenses to average net assets	(15.11)%	(12.32)%
Ratio of net investment loss to average net assets	(13.49)%	(11.23)%
Portfolio Turnover	10.25	8.41

(1)	The shares of the Company's common stock were listed in the OTC Market beginning on January 5, 2012. The Company’s shares were not actively traded through June 30, 2016.
(2)	Total return is based on the change in net asset value during the period, adjusted for the impact of capital stock transactions and related offering costs. Since the shares were not actively traded during the period presented, total return based on stock price has not been presented for the six months ended June 30, 2016 and 2015.

NM	Not meaningful

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

Portfolio Update

As of June 30, 2016, we held twenty-one portfolio companies. All are non-controlled and non-affiliated investments.

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

Actinium Pharmaceuticals Inc. (ATNM) – As of June 30, 2015 and December 31, 2015, we owned 39,000 shares of common stock and 29,250 warrants of Actinium Pharmaceuticals Inc., a NYSE listed company. ATNM operates as a biopharmaceutical company that develops alpha particle immunotherapeutic and other radiopharmaceuticals for select applications. The warrants expire on February 6, 2019 and are exercisable at $6.50 per common share.

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

Aytu Bioscience, Inc. (AYTU) - On May 6, 2016, we completed an investment of $85,000 in 212,500 shares of common stock and 212,500 warrants of Aytu Bioscience, Inc., a commercial-stage specialty healthcare company focused on acquiring, developing and commercializing novel products in the field of urology. AYTU has multiple urology-focused products on the market, and it seek to build a portfolio of novel therapeutics that serve large medical needs in the field of urology. In June 2016, we sold 143,100 common shares of AYTU.

Cesca Therapeutics, Inc. As of June 30, 2016 and December 31, 2015, we own 16,500 warrants of Cesca Therapeutics, Inc., a Nasdaq-listed company, who operates as a supplier of products targeting the worldwide adult stem cell market. The company offers automated and semi-automated devices and single-use processing disposables that enable the collection, processing and cryopreservation of stem cells and other cellular tissues from cord blood and bone marrow used in regenerative medicine. These warrants are exercisable at a price of $1.55 per share.

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

Orbital Tracking Corp. (TRKK) - On October 10, 2014, we completed a $150,000 investment in 200,000 shares of Series C Preferred Stock and 100,000 shares of Series D Preferred Stock of Orbital Tracking Corp., an OTC BB listed company that provides satellite telecommunications voice airtime, tracking devices and services, and ground station construction. TRKK provides mobile voice and data communications services globally via satellite. Each share of Series C Preferred converts into 10 shares of TRKK common stock for an aggregate of 2,000,000 common shares. Each share of Series D Preferred convert into 20 shares of TRKK common stock for an aggregate of 2,000,000 common shares. On June 6. 2016, we converted 76,551 Series D preferred shares into 1,531,020 shares of TRKK common stock

Pershing Gold Corp. (PGLC) – As of June 30, 2016 and December 31, 2015, we own 6,838 warrants in Pershing Gold Corp., a NASDAQ listed company. Each warrant expires on April 10, 2017 and is exercisable at an exercise price of $7.92. PGLC operates as a gold exploration company that seeks out and develops gold exploration and development properties in the state of Nevada.

PhaseRX, Inc. - PhaseRx is a preclinical biopharmaceutical company dedicated to developing products for the treatment of inherited enzyme deficiencies in the liver using intracellular enzyme replacement therapy (i-ERT). This i-ERT approach is enabled by its proprietary Hybrid mRNA TechnologyTM platform. On December 23, 2015, we completed a $100,000 in a 5% convertible debenture of Phase Rx, Inc., a company that was recently listed on NASDAQ. We were entitled to convert the unpaid face amount of this debenture and interest, any time following a closing date, at 80% of the pricing of PhaseRx’s next round of financing. Subject to the other terms and provisions contained in the agreement, upon the closing of the qualified offering, and compliance by borrower with all components comprising the qualified offering and provided that all conversion shares to be issued hereunder are registered for resale pursuant to an effective registration statement on Form S-1, the entire outstanding principal amount of the debt together with all accrued and unpaid interest thereon shall automatically convert, without any action on our part, into shares of common stock of PhaseRx, Inc. as are issued in the qualified offering at a conversion price equal to 80% of the qualified offering price or $5.00. In May 2016, PhaseRx, Inc. completed an initial public offering and the convertible debenture and all outstanding interest was converted into 25,538 shares of common stock of Phase Rx. On June 6. 2016, we sold 200 Phase Rx common shares.

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

Results of Operations

For the three and six months ended June 30, 2016 and 2015, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes (i) net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net change in unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Investment Income:  For the three months ended June 30, 2016 and 2015, we earned interest and dividend income of $12,031 and $5,186, and for the six months ended June 30, 2016 and 2015, we earned interest and dividend income of $29,533 and $12,842, respectively, primarily resulting from interest earned on convertible debt and other debt, and dividend income earned on convertible preferred stock. The increase was attributable to an increase in income-earning investments and the recording of a $5,000 fee which was included in interest income in the 2016 period related to the extension of the due date of a debenture until December 2016.

Operating Expenses: For the three and six months ended June 30, 2016 and 2015, total operating expenses consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Compensation expense	$30,000	$12,554	$57,500	$50,204
Professional fees	100,975	50,642	185,758	66,142
Filing fees	984	1,330	1,692	6,295
Insurance expense	6,990	9,259	15,180	17,063
General and administrative expenses	8,939	3,204	14,391	6,580

Total operating expenses	$147,888	$76,989	$274,521	$146,284

Compensation expense: For the three and six months ended June 30, 2016, we incurred compensation expense of $30,000 and $57,500 consisting of directors fees of $7,500 and $15,000, fees incurred for services performed by our outsourced chief financial officer of $15,000 and $30,000, and $7,500 and $5,000 in fees incurred for services performed by our outsourced chief compliance officer, as compared to directors fees of $12,554 and $50,204 incurred for the three and six months ended June 30, 2015.

Professional fees: For the three and six months ended June 30, 2016, professional fees increased by $50,333 or 99.4%, and $119,616 or 180.8% as compared to the three and six months ended June 30, 2015. These increases was attributable to an increase in accounting fees of $30,267 and $39,767 related to an increase in audit and review fees, an increase in legal fees of $20,066 and $73,849 related our Investment Act matters, and an increase in consulting fees of $0 and $6,000, respectively.

Filing fees: Filing fees consist consists of fees incurred to file reports with the securities and exchange commission and other miscellaneous filing fees, For the three and six months ended June 30, 2016, filing fees decreased by $346 and $4,603 as compared to the three and six months ended June 30, 2015, respectively.

Insurance expense: For the three and six months ended June 30, 2016, insurance expense decreased by $2,269 or 24.5%, and by $1,883 or11.0% as compared to the three and six months ended June 30, 2015, respectively.

General and administrative expenses: General and administrative expenses consist of transfer agent fees, custodian fees, bank service charges, listing fees, and other fees and expenses. For the three and six months ended June 30, 2016, general and administrative expenses increased by $5,735 or 179.0%, and $7,811 or 118.7% as compared to the three and six months ended June 30, 2015. These increases were primarily attributable to an increase in custody fees of $2,500 and $5,000, respectively.

Net Investment loss: For the three months ended June 30, 2016 and 2015, net investment loss amount to $135,857 and $71,803, respectively. For the six months ended June 30, 2016 and 2015, net investment loss amount to $244,988 and $133,442, respectively.

Net Realized And Unrealized (Loss) Gain On Investments:

Net Realized Gain (Loss) on Investments: During the three and six months ended June 30, 2016, we disposed of certain investment positions and recognized a net realized gain of $30,105 and $23,269, respectively. During the three and six months ended June 30, 2015, we disposed of certain investment positions and recognized a net realized loss of $17,790 and $113,735, respectively.

Net Change in Unrealized Gain (Loss) on Investments: At June 30, 2016 and December 31, 2015, we had a cost basis in our portfolio companies of $1,887,062 and $1,838,189 with a fair market value of $1,423,646 and $1,691,518, respectively. The net change in unrealized gain (loss) for the three months ended June 30, 2016 and 2015 was $(328,587) and $105,697, respectively. The net change in unrealized gain (loss) for the six months ended June 30, 2016 and 2015 was $(316,746) and $291,734, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations For the three months ended June 30, 2016 and 2015, the net (decrease) increase in net assets resulting from operations was $(434,339) and $16,104, respectively. For the six months ended June 30, 2016 and 2015, the net (decrease) increase in net assets resulting from operations was $(538,465) and $44,557, respectively.

Liquidity and Capital Resources

As of June 30, 2016, we had $426,711 in cash and cash equivalents, compared to $722,764 as of December 31, 2015, a decrease of $296,053. This decrease was primarily attributable to the use of cash for operating activities of $277,600 and for the purchase of investments of $183,726 offset by net proceeds from the sale of investments of $165,273.

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

We agreed that as long as the purchasers of our Series A Preferred Stock are holding said shares, we would comply in all respects with our reporting and filing obligations under the Exchange Act.  This Quarterly Report was not filed in a timely manner. Although we are currently in breach of our agreement to remain current, the purchase agreement does not provide for any immediate consequence or default provision such as a reduction in the conversion price of the Series A Preferred, immediate redemption or the like.

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

We did not have any distributable income as of June 30, 2016 and December 31, 2015.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2016, we concluded that such weaknesses continue to exist.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the period ended June 30, 2016 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the period ended June 30, 2016 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

We agreed that as long as the purchasers of our Series A Preferred Stock are holding said shares, we would comply in all respects with our reporting and filing obligations under the Exchange Act.  This Quarterly Report was not filed in a timely manner. Although through the date of the filing of this report, we were in breach of our agreement to remain current, the purchase agreement does not provide for any immediate consequence or default.

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

Dated: September 30, 2016

By:	/s/ Adam Wasserman
Name: Adam Wasserman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: September 30, 2016

