Form 10-Q
period 2016-09-30
Point Capital, Inc.
filed 2016-10-28
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

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

As of October 28, 2016, 50,082,441 shares of common stock, par value $0.0001 per share, were outstanding.

POINT CAPITAL, INC.

FORM 10-Q

September 30, 2016

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Assets and Liabilities

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments at fair value
Non-controlled/Non-affiliated investments (cost of $1,657,060 and $1,838,189 at September 30, 2016 and December 31, 2015)	$843,848	$1,691,518
Cash and cash equivalents	542,955	722,764
Interest receivable	49,549	15,924
Prepaid expenses	2,448	20,030

Total Assets	$1,438,800	$2,450,236

LIABILITIES
Accounts payable and accrued expenses	$49,290	$90,756

Total Liabilities	49,290	90,756

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 shares designated; 4,000 shares issued and outstanding ($100 per share redemption value)	400,000	400,000

NET ASSETS
Common stock, $0.0001 par value, 100,000,000 shares authorized; 50,082,441 and 50,582,441 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	5,009	5,059
Additional paid-in capital	2,318,892	2,318,842
Accumulated net investment loss	(326,829)	-
Accumulated undistributed net realized loss on investments	(194,350)	(217,750)
Unrealized depreciation on investments	(813,212)	(146,671)

Total Net Assets	989,510	1,959,480

Total Liabilities and Net Assets	$1,438,800	$2,450,236

Net Asset Value per Common Share	$0.02	$0.04

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME:
Non-controlled/Non-affiliated investments:
Interest income	$11,256	$9,306	$40,789	$17,648
Dividend income	-	2,300	-	6,800

Total investment income	11,256	11,606	40,789	24,448

OPERATING EXPENSES:
Compensation expense	40,000	24,166	97,500	74,370
Professional fees	35,509	8,958	221,267	75,100
Filing fees	1,266	1,206	2,958	7,501
Insurance expense	8,225	8,193	23,405	25,256
General and administrative expenses	8,097	3,022	22,488	9,602

Total operating expenses	93,097	45,545	367,618	191,829

NET INVESTMENT LOSS	(81,841)	(33,939)	(326,829)	(167,381)

NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS:
Net realized gain (loss) on investments
Non-controlled/Non-affiliated investments	131	59,220	23,400	(54,515)
Net change in unrealized loss on investments
Non-controlled/Non-affiliated investments	(349,795)	(486,125)	(666,541)	(194,391)

Net realized and unrealized (loss) gain on investments	(349,664)	(426,905)	(643,141)	(248,906)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(431,505)	$(460,844)	$(969,970)	$(416,287)

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Net Assets

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

					Accumulated
					Undistributed
				Accumulated	Net	Unrealized
	Common Stock,		Additional	Net	Realized Gain	Appreciation
	$0.0001 Par Value		Paid In	Investment	(Loss) On	(Depreciation) on	Total
	Shares	Amount	Capital	Loss	Investments	Investments	Net Assets
Balance - December 31, 2014	50,582,441	$5,059	$2,518,732	$-	$-	$(154,813)	$2,368,978

Net increase (decrease) in net assets resulting from operations	-	-	-	(167,381)	(54,515)	(194,391)	(416,287)

Stock-based compensation	-	-	62,758	-	-	-	62,758

Balance - September 30, 2015 (Unaudited)	50,582,441	$5,059	$2,581,490	$(167,381)	$(54,515)	$(349,204)	$2,015,449

Balance - December 31, 2015	50,582,441	$5,059	$2,318,842	$-	$(217,750)	$(146,671)	$1,959,480

Cancellation of shares	(500,000)	(50)	50	-	-	-	-

Net (decrease) increase in net assets resulting from operations	-	-	-	(326,829)	23,400	(666,541)	(969,970)

Balance - September 30, 2016 (Unaudited)	50,082,441	$5,009	$2,318,892	$(326,829)	$(194,350)	$(813,212)	$989,510

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(969,970)	$(416,287)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(255,726)	(1,195,213)
Net realized (gain) loss on investments	(23,400)	54,515
Net change in unrealized depreciation (appreciation) of investments	666,541	194,391
Proceeds from sale of investments	467,407	353,098
Non-cash interest income	(5,000)	-
Stock options issued for services	-	62,758
Increase in interest receivable	(35,777)	(6,611)
Increase in dividend receivable	-	(4,550)
Decrease (increase) in prepaid expenses	17,582	(588)
Decrease in accounts payable and accrued expenses	(41,466)	(1,790)

Net Cash Used In Operating Activities	(179,809)	(960,277)

Net decrease in cash and cash equivalents	(179,809)	(960,277)

Cash and Cash Equivalents - Beginning of Period	722,764	1,739,520

Cash and Cash Equivalents - End of Period	$542,955	$779,243

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Interest receivable converted into investments	$2,152	$-

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2016

(Unaudited)

			Principal/		Fair	% of
United States (U.S.) Company	Industry	Type of Investment	Shares	Cost	Value	Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc. (2)	Application Software	Common Stock	136,879	$75,279	$47,921	4.84%
Accelerize, Inc. (2)	Application Software	Warrants	60,000	38,533	10,365	1.05%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Common Stock	39,000	126,111	52,650	5.32%
Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	4,668	0.47%

Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Series A Convertible Preferred Stock	$100,000	-	-	0.00%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Warrants	750,000	-	-	0.00%

Aytu Bioscience, Inc. (1) (2)	Biotechnology	Warrants	17,709	2,125	17,709	1.79%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	825	14,159	1,605	0.16%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	2,589	31,021	49	0.00%

DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	100,150	10.12%
DatChat Inc. (1)	Application Software	10% Debenture (Due 12/2016)	$35,000	35,000	35,000	3.54%

Home Bistro, Inc.(1)	Other	15% Convertible Debenture (Due 11/2015)	$150,000	150,000	150,000	15.16%
Home Bistro, Inc. (1) (2)	Other	Warrants	75,000	-	-	0.00%

ID Global Solutions Corporations (1)	Biometric Technology	10% Debenture (Due 7/2016)	$100,000	61,781	100,000	10.11%
ID Global Solutions Corporations (1)	Biometric Technology	Common Stock	20,000	9,190	1,000	0.10%
ID Global Solutions Corporations (1) (2)	Biometric Technology	Warrants	2,200,000	38,219	60,417	6.11%

iNeedMD Holdings, Inc. (1) (2)	Health Care Supplies	Common Stock	25,000	795	19,750	2.00%

MabVax Therapeutics Holdings Inc. (1) (2)	Biotechnology	Warrants	9,009	30,674	2,623	0.27%

MultiMedia Platforms, Inc.(1)	Multimedia Technology	9% Debenture (Due 7/2016)	$100,000	38,461	1,367	0.14%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Common Stock	15,000	4,500	61	0.01%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Warrants	333,334	61,539	798	0.08%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series C Convertible Preferred Stock	100,000	50,000	34,500	3.49%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Series D Convertible Preferred Stock	23,449	11,724	16,180	1.64%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Common Stock	1,386,020	59,650	47,818	4.83%

Pershing Gold Corp.(2)	Mining Exploration	Warrants	6,838	9,965	282	0.03%

Phase RX, Inc. (1)	Biotechnology	Common Stock	24,800	99,200	63,736	6.44%

Pish Posh Baby, LLC.(1)(2)	Online Retail - Specialty Apparel	Membership Units	19,155	149,988	9,194	0.93%

Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Common Stock	100,000	74,000	9,920	1.00%
Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	5,190	0.52%

Pulmatrix Inc. (1)(2)	Biotechnology	Common Stock	23,029	251,055	37,998	3.84%

Rennova Health, Inc. (1) (2)	Biotechnology	Warrants	160,000	1,600	11,200	1.13%

Vapor Corp. (1) (2)	Tobacco	Common Stock	0	-	-	0.00%
Vapor Corp. (1) (2)	Tobacco	Warrants	0	48,513	-	0.00%

Xtant Medical Holdings, Inc.	Health Care Supplies	Warrants	11,513	31,773	1,697	0.17%

Total Non-controlled/Non-affiliated investments				$1,657,060	$843,848	85.29%

Net Assets at September 30, 2016					$989,510

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

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS BY INDUSTRY

September 30, 2016 (Unaudited) and December 31, 2015

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2016 and December 31, 2015

	September 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$-	0.00%	$146,201	8.64%
Application Software	193,436	22.92%	208,273	12.31%
Biometric Technology	179,126	21.23%	265,077	15.67%
Biotechnology	187,985	22.28%	560,111	33.11%
Communications Equipment	98,498	11.67%	150,000	8.87%
Health Care Equipment	1,605	0.19%	600	0.04%
Health Care Supplies	21,447	2.54%	12,460	0.74%
Life Sciences Tools & Services	49	0.01%	24,597	1.45%
Mining Exploration	282	0.03%	381	0.02%
Multimedia Technology	2,226	0.26%	104,788	6.19%
Online Retail - Specialty Apparel	9,194	1.09%	9,194	0.54%
Other	150,000	17.78%	150,000	8.87%
Tobacco	-	0.00%	59,836	3.54%
	$843,848	100.00%	$1,691,518	100.00%

See accompanying notes to unaudited consolidated financial statements

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP") and include the financial statements of the Company and its wholly-owned subsidiary, Hemp Funding, Inc. All intercompany transactions and balances have been eliminated.

All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2016, and the results of operations and cash flows for the nine months ended September 30, 2016 have been included. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2015, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on June 14, 2016. The consolidated balance sheet as of December 31, 2015, contained herein, was derived from those consolidated financial statements.

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

SEPTEMBER 30, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. At September 30, 2016, the Company had cash balances exceeding the FDIC and SIPC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair market value based on the short-term maturity of these instruments.

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

SEPTEMBER 30, 2016

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

SEPTEMBER 30, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Portfolio Company Investment Classification

The Company classifies its portfolio company investments in accordance with the requirements of the 1940 Act.  Under the 1940 Act, “Controlled Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation.  Under the 1940 Act, “Affiliated Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities.  Under the 1940 Act, “Non-Controlled/Non-Affiliated Investments” are defined as investments that are neither Controlled Investments nor Affiliated Investments. At September 30, 2016 and December 31, 2015, the Company did not have any Controlled or Affiliated investments.

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

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 3 – PORTFOLIO INVESTMENTS

The following are the Company’s investments owned by levels within the fair value hierarchy at September 30, 2016 (unaudited):

	Level 1	Level 2	Level 3	Total
Common Stock	$280,854	$-	$100,150	$381,004
LLC Membership	-	-	9,194	9,194
Convertible Preferred Stock	-	50,680	-	50,680
Convertible Debentures	-	-	251,367	251,367
Debenture	-	-	35,000	35,000
Warrants	28,909	26,479	61,215	116,603
Total Investments	$309,763	$77,159	$456,926	$843,848

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2015:

	Level 1	Level 2	Level 3	Total
Common Stock	$426,557	$-	$100,945	$527,502
Convertible Preferred Stock	-	146,201	159,194	305,395
Convertible Debentures	-	-	402,377	402,377
Debenture	-	-	30,000	30,000
Warrants	-	211,606	214,638	426,244
Total Investments	$426,557	$357,807	$907,154	$1,691,518

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of year	$907,154	$549,043
Purchase of investments at cost	5,000	585,582
Repayment and conversion of convertible debentures	-	(151,487)
Net change in unrealized depreciation on investments	(182,728)	(117,761)
Net transfers in and/or out of Level 3 (1)	(272,500)	-
Balance at end of period	$456,926	$865,377

	At September 30,	At December 31,
	2016	2015
Net unrealized appreciation (depreciation) for Level 3 investments at period end	$(178,212)	$26,221

(1)	Transfers occurred due to the expiration of the restriction under Rule 144A of the Securities Act and to the development of an active market. A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 3 – PORTFOLIO INVESTMENTS (continued)

Investment Type	Fair Value at September 30, 2016 (Unaudited)	Valuation Technique	Unobservable inputs	Input
Common Stock	$100,150	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Convertible Debentures	$250,000	Recent Transactions	N/A	N/A
Convertible Debenture	$1,367	Comparable market value	N/A	N/A
Debenture	$35,000	Recent Transaction	N/A	N/A
Warrants	$60,417	Comparable market value	Volatility	76.2%
Warrant	$798	Comparable market value	Volatility	281.5%
	$456,926

Investment Type	Fair Value at December 31, 2015	Valuation Technique	Unobservable inputs	Input
Common Stock	$100,150	Recent Transactions	N/A	N/A
Common Stock	$795	Recent Transactions	N/A	N/A
Convertible Preferred Stock	$150,000	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Convertible Debentures	$350,000	Recent Transactions	N/A	N/A
Convertible Debenture	$52,377	Comparable market value	Restriction discount	17.3%
Debenture	$30,000	Recent Transaction	N/A	N/A
Warrants	$165,077	Comparable market value	Volatility	82.1%
Warrant	$49,561	Comparable market value	Restriction discount	17.3%
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

SEPTEMBER 30, 2016

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

Pursuant to the Preferred Stock Agreement, the Company agreed that as long as the purchasers of its Series A Preferred Stock are holding said shares, the Company would comply in all respects with our reporting and filing obligations under the Exchange Act.  The Company did not file its annual report for the year ended December 31, 2015 and its quarterly reports for the period ended March 31, 2016 and June 30, 2016, in a timely manner. The Company is currently not in breach of its agreement to remain current. The purchase agreement does not provide for any immediate consequence or default provision such as a reduction in the conversion price of the Series A Preferred, immediate redemption or the like.

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

NOTE 5 – CONCENTRATIONS AND CREDIT RISKS

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments and debt instruments (other than cash equivalents), which collectively represented approximately 58.6% and 69.0% of the Company’s total assets at September 30, 2016 and December 31, 2015, respectively. These investments consist of certain securities in companies with no readily determinable market values or in non-public companies, and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that certain of the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. Investments in non-public entities , should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, the Company is classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

NOTE 7 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015
Net asset value per common share data:
Net asset value per common share, beginning of period	$0.04	$0.05
Net investment loss	(0.01)	(0.00)
Net realized gain (loss) on investments	0.00	(0.00)
Net change in unrealized appreciation (depreciation) on investments	(0.01)	(0.01)
Net increase (decrease) in net assets resulting from operations	(0.02)	(0.01)
Net asset value per common share, end of period	$0.02	$0.04
Ratios and supplemental data:
Per share market price, end of period (1)	$1.00	$1.69
Total return (2)	(49.84)%	(14.92)%
Common shares outstanding, end of period	50,082,441	50,582,441
Weighted average common shares outstanding during period	50,233.901	50,582,441
Net assets, end of period	$989,510	$2,015,448
Ratio of operating expenses to average net assets	(22.32)%	(10.83)%
Ratio of net investment loss to average net assets	(19.84)%	(8.87)%
Portfolio Turnover	18.01	27.06

(1)	The shares of the Company's common stock were listed in the OTC Market beginning on January 5, 2012. The Company’s shares were not actively traded through September 30, 2016.
(2)	Total return is based on the change in net asset value during the period, adjusted for the impact of capital stock transactions and related offering costs. Since the shares were not actively traded during the period presented, total return based on stock price has not been presented for the nine months ended September 30, 2016 and 2015.

NM	Not meaningful

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

Portfolio Update

As of September 30, 2016, we held twenty-one portfolio companies. All are non-controlled and non-affiliated investments.

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

Actinium Pharmaceuticals Inc. (ATNM) – As of September 30, 2016 and December 31, 2015, we owned 39,000 shares of common stock and 29,250 warrants of Actinium Pharmaceuticals Inc., a NYSE listed company. ATNM operates as a biopharmaceutical company that develops alpha particle immunotherapeutic and other radiopharmaceuticals for select applications. The warrants expire on February 6, 2019 and are exercisable at $6.50 per common share.

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

Aytu Bioscience, Inc. (AYTU) - On May 6, 2016, we completed an investment of $85,000 in 17,709 shares of common stock and 17,709 warrants of Aytu Bioscience, Inc., a commercial-stage specialty healthcare company focused on acquiring, developing and commercializing novel products in the field of urology. Share and warrants numbers have been adjusted for a reverse stock split effective June 30, 2016. AYTU has multiple urology-focused products on the market, and it seek to build a portfolio of novel therapeutics that serve large medical needs in the field of urology. During June and July 2016, we sold all 17,709 common shares of AYTU.

Cesca Therapeutics, Inc. As of September 30, 2016 and December 31, 2015, we own 825 warrants (adjusted to reflect 1 for 20 reverse split effective March 4, 2016) of Cesca Therapeutics, Inc., a Nasdaq-listed company, who operates as a supplier of products targeting the worldwide adult stem cell market. The company offers automated and semi-automated devices and single-use processing disposables that enable the collection, processing and cryopreservation of stem cells and other cellular tissues from cord blood and bone marrow used in regenerative medicine. These warrants are exercisable at a price of $31.00 per share.

CombiMatrix Corp. (CBMX) - On December 19, 2013, we completed an investment in warrants of CombiMatrix Corp., a Nasdaq-listed company. CBMX is a molecular diagnostics company specializing in DNA-testing services for development disorders. . We currently hold 2,589 warrants of CombiMatrix. The warrants expire on December 19, 2018 and the exercise price of the warrants is $46.80 per common share. All warrant information adjusted to reflect 1 for 15 reverse split effective January 29, 2016)

DatChat Inc. Between February 6, 2015 and April 2, 2015, we completed a $100,150 investment in 2,000,000 shares of common stock in DatChat, Inc., a private company that develops mobile messaging applications as well as other intellectual property. Additionally, on May 2015, we completed a $30,000 investment in a 10% debenture. In February 2016, we increased the principal amount of this debenture by $5,000 in connection with the extension of debenture due date to December 2016.

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

Optex Systems Holdings, Inc. (OPXS) - On November 17, 2014, we completed a $100,000 investment in a 12% convertible debenture of Optex Systems Holdings, Inc., an OTCQB listed company that manufactures optical sighting systems and assemblies primarily for Department of Defense (DOD) applications. OPXS also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. On March 26, 2015, $100,000 of principal and $4,432 of interest of the convertible debt converted into 64.10 shares of Series B Convertible Preferred Stock, In August 2016, we redeemed the preferred stock and we received cash of $104,433.

Orbital Tracking Corp. (TRKK) - On October 10, 2014, we completed a $150,000 investment in 200,000 shares of Series C Preferred Stock and 100,000 shares of Series D Preferred Stock of Orbital Tracking Corp., an OTC BB listed company that provides satellite telecommunications voice airtime, tracking devices and services, and ground station construction. TRKK provides mobile voice and data communications services globally via satellite. Each share of Series C Preferred converts into 10 shares of TRKK common stock for an aggregate of 2,000,000 common shares. Each share of Series D Preferred convert into 20 shares of TRKK common stock for an aggregate of 2,000,000 common shares. On June 6. 2016, we converted 76,551 Series D preferred shares into 1,531,020 shares of TRKK common stock and on September 26, 2016 we converted 100,000 Series C preferred shares into 1,000,000 shares of TRKK common stock. At September 30, 21016, we own 100,000 Series C preferred shares, 23,449 Series D preferred shares and 1,386,020 common shares.

Pershing Gold Corp. (PGLC) – As of September 30, 2016 and December 31, 2015, we own 6,838 warrants in Pershing Gold Corp., a NASDAQ listed company. Each warrant expires on April 10, 2017 and is exercisable at an exercise price of $7.92. PGLC operates as a gold exploration company that seeks out and develops gold exploration and development properties in the state of Nevada.

PhaseRX, Inc. - PhaseRx is a preclinical biopharmaceutical company dedicated to developing products for the treatment of inherited enzyme deficiencies in the liver using intracellular enzyme replacement therapy (i-ERT). This i-ERT approach is enabled by its proprietary Hybrid mRNA TechnologyTM platform. On December 23, 2015, we completed a $100,000 in a 5% convertible debenture of Phase Rx, Inc., a company that was recently listed on NASDAQ. We were entitled to convert the unpaid face amount of this debenture and interest, any time following a closing date, at 80% of the pricing of PhaseRx’s next round of financing. Subject to the other terms and provisions contained in the agreement, upon the closing of the qualified offering, and compliance by borrower with all components comprising the qualified offering and provided that all conversion shares to be issued hereunder are registered for resale pursuant to an effective registration statement on Form S-1, the entire outstanding principal amount of the debt together with all accrued and unpaid interest thereon shall automatically convert, without any action on our part, into shares of common stock of PhaseRx, Inc. as are issued in the qualified offering at a conversion price equal to 80% of the qualified offering price or $5.00. In May 2016, PhaseRx, Inc. completed an initial public offering and the convertible debenture and all outstanding interest was converted into 25,538 shares of common stock of Phase Rx. In June and August 2016, we sold an aggregate of 738 Phase Rx common shares.

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

Rennova Health, Inc. (RNVA) - Rennova Health, Inc. is a vertically integrated provider of healthcare related products and services. RNVA’s principal lines of business are (i) clinical laboratory operations, (ii) supportive software solutions, which includes Electronic Health Records (“EHR”), Medical Billing Services and Laboratory Information Services (“LIS”) and (iii) decision support and informatics operations. In July 2016, we completed a $72,000 investments in 160,000 common shares and 160,000 warrants of RNVA. In August 2016, we sold all 160,000 common shares.

Vapor Corp. (VPCO) - On November 14, 2014, we completed a $100,000 investment in a 7% convertible debenture and warrants of Vapor Corp., an OTCQB listed company that markets and distributes electronic cigarettes. VPCO distributes electronic devices that vaporize a liquid solution, which provides users an experience akin to smoking without actual combustion. On August 3, 2015, the Company collected the principal amount of $100,000 and all unpaid and accrued interest. Additionally, in September 2015, pursuant to certain anti-dilutive provisions in the convertible debt agreement, the Company received common shares of VPCO. In February 2016, VPCO effected a 1 for 70 reverse stock split and in June 2016, VPCO effected a 1 for 20,000 reverse stock split. All share and warrant information has been adjusted to reflect 1 for 70 and 1 for 20,000 reverse split which adjusted share and warrant amounts to zero.

Xtant Medical Holdings, Inc. (XTNT) - On August 1, 2014, we completed a $131,248 investment in 23,026 shares of common stock and 11,513 warrants of Xtant Medical Holdings, Inc., a NYSE listed company that produces human tissue for orthopedic procedures. XTNT produces allografts of human calcellous bone which has been demineralized. XTNT also produces medical devices for orthopedic, plastic, and cardiovascular surgery; and antimicrobial coatings for medical devices. The warrants expire on August 1, 2019 and the exercise price of the warrants is $7.12 per share. During 2015, we sold 23,026 shares of XTNT. We currently hold 11,513 warrants.

Results of Operations

For the three and nine months ended September 30, 2016 and 2015, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes (i) net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net change in unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Investment Income:  For the three months ended September 30, 2016 and 2015, we earned interest and dividend income of $11,256 and $11,606, and for the nine months ended September 30, 2016 and 2015, we earned interest and dividend income of $40,789 and $24,448, respectively, primarily resulting from interest earned on convertible debt and other debt, and dividend income earned on convertible preferred stock. The increase was attributable to an increase in income-earning investments and the recording of a $5,000 fee which was included in interest income in the 2016 period related to the extension of the due date of a debenture until December 2016.

Operating Expenses: For the three and nine months ended September 30, 2016 and 2015, total operating expenses consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Compensation expense	$40,000	$24,166	$97,500	$74,370
Professional fees	35,509	8,958	221,267	75,100
Filing fees	1,266	1,206	2,958	7,501
Insurance expense	8,225	8,193	23,405	25,256
General and administrative expenses	8,097	3,022	22,488	9,602

Total operating expenses	$93,097	$45,545	$367,618	$191,829

Compensation expense: For the three and nine months ended September 30, 2016, we incurred compensation expense of $40,000 and $97,500 consisting of directors fees of $7,500 and $22,500, fees incurred for services performed by our outsourced chief financial officer of $15,000 and $45,000, $7,500 and $20,000 in fees incurred for services performed by our outsourced chief compliance officer, and $10,000 and $10,000 incurred for services of our chief executive officer, as compared to directors fees of $12,554 and $62,757, and fees incurred for services performed by our outsourced chief financial officer of $11,613 and $11,613 for the three and nine months ended September 30, 2015, respectively.

Professional fees: For the three and nine months ended September 30, 2016, professional fees increased by $26,551 or 296.4%, and $146,167 or 194.6% as compared to the three and nine months ended September 30, 2015. These increases was attributable to an increase in accounting fees of $24,840 and $64,607 related to an increase in audit and review fees, an increase in legal fees of $1,711 and $75,560 related to our Investment Act matters, and an increase in consulting fees of $0 and $6,000, respectively.

Filing fees: Filing fees consist consists of fees incurred to file reports with the securities and exchange commission and other miscellaneous filing fees, For the three and nine months ended September 30, 2016, filing fees increased (decreased) by $60 and $(4,543) as compared to the three and nine months ended September 30, 2015, respectively.

Insurance expense: For the three and nine months ended September 30, 2016, insurance expense increased (decreased) by $32, and by $(1,851) as compared to the three and nine months ended September 30, 2015, respectively.

General and administrative expenses: General and administrative expenses consist of transfer agent fees, custodian fees, bank service charges, listing fees, and other fees and expenses. For the three and nine months ended September 30, 2016, general and administrative expenses increased by $5,075 or 167.9%, and $12,886 or 134.2% as compared to the three and nine months ended September 30, 2015. These increases were primarily attributable to an increase in custody fees of $2,500 and $7,500, and an increase in broker fees of $2,867 and $2,934, respectively.

Net Investment loss: For the three months ended September 30, 2016 and 2015, net investment loss amount to $81,841 and $33,939, respectively. For the nine months ended September 30, 2016 and 2015, net investment loss amount to $326,829 and $167,381, respectively.

Net Realized And Unrealized (Loss) Gain On Investments:

Net Realized Gain (Loss) on Investments: During the three and nine months ended September 30, 2016, we disposed of certain investment positions and recognized a net realized gain of $131 and $23,400, respectively. During the three and nine months ended September 30, 2015, we disposed of certain investment positions and recognized a net realized gain (loss) of $59,220 and $(54,515), respectively.

Net Change in Unrealized Loss on Investments: At September 30, 2016 and December 31, 2015, we had a cost basis in our portfolio companies of $1,657,060 and $1,838,189 with a fair market value of $843,848 and $1,691,518, respectively. The net change in unrealized loss for the three months ended September 30, 2016 and 2015 was $349,795 and $486,125, respectively. The net change in unrealized loss for the nine months ended September 30, 2016 and 2015 was $666,541 and $194,391, respectively.

Net Decrease in Net Assets Resulting from Operations For the three months ended September 30, 2016 and 2015, the net decrease in net assets resulting from operations was $431,505 and $460,844, respectively. For the nine months ended September 30, 2016 and 2015, the net decrease in net assets resulting from operations was $969,970 and $416,287, respectively. Unrealized losses related to a decrease in value of warrants of approximately $313,000 and a decrease in value of common and preferred shares of approximately $302,000 at June 30, 2016 as compared to December 31, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had $542,955 in cash and cash equivalents, compared to $722,764 as of December 31, 2015, a decrease of $179,809. This decrease was primarily attributable to the use of cash for operating activities of $391,490 and for the purchase of investments of $255,726 offset by net proceeds from the sale of investments of $467,407.

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

Critical Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP").  We formed a wholly-owned subsidiary, Hemp Funding, Inc., to invest in companies that are positioned for growth in the legal cannabis industry. The subsidiary has not made investments to date. The Company consolidates the subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

We did not have any distributable income as of September 30, 2016 and December 31, 2015.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.

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

As of September 30, 2016, we concluded that such weaknesses continue to exist.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the period ended September 30, 2016 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the period ended September 30, 2016 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

POINT CAPITAL, INC.

Dated: October 28, 2016	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: October 28, 2016	By:	/s/ Adam Wasserman
	Name:	Adam Wasserman
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

