Form 10-K
period 2016-12-31
Point Capital, Inc.
filed 2017-03-31
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number: 814-01038

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing price of $1.00 per share of common stock as of June 30, 2016 was $22,482,085.

As of March 22, 2017, there were 50,082,441 shares of common stock, par value $0.0001 per share, outstanding.

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

We are a closed-end, non-diversified investment company that is regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. For 2016, 2015 and 2014, we are treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The address of our principal executive office is c/o Point Capital, Inc., 285 Grand Avenue, Building 5, Englewood, NJ 07631. Our telephone number is 201-408-5126. Our internet website is www.pointcapitalinc.com.

We have entered into agreements with U.S. Bank, NA to be the custodian of our portfolio securities.

Our transfer agent is Manhattan Transfer Registrar Company, 57 Eastwood Road, Miller Place, NY 11764. Their telephone number is (877) 645-8691.

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

Governance

Our Board of Directors monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers.  Among other things, our Board of Directors approves the appointment of our officers, reviews and monitors the services and activities performed by our officers, and provides overall risk management oversight.

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

Our Board of Directors has established an Audit Committee to assist the Board of Directors in fulfilling its oversight responsibilities. The Audit Committee is composed of Van Parker, Committee Chairman, Joel Stone, and Leonard Schiller. The Audit Committee’s responsibilities include overseeing our accounting and financial reporting processes, our systems of internal controls over financial reporting, and audits of our consolidated financial statements, and approval of the engagement, and reviews the performance of, our independent registered public accounting firm

Intellectual Property

We do not own any intellectual property rights except for our internet websites at the following URLs: www.pointcapitalinc.com and www.hempfundinginc.com.

Employees

We currently have no employees and our Chief Executive Officer, Chief Financial Officer and Chief Compliance Officer provide service on a part-time basis. Our chief executive office is also a director.  All functions including development, strategy, negotiations and administration are currently being provided by our executive officers or outsourced to service providers. Our officers and directors do not work exclusively for us and do not devote all of their time to our operations.  Their other activities prevent them from devoting their full-time to our operations.

Material U.S. Federal Income Tax Considerations

From incorporation through December 31, 2013, we were treated as a corporation under the Internal Revenue Code of 1986, as amended (the "Code"). Effective January 1, 2014, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code. As explained below, we have made no provision for income taxes as of December 31, 2016, 2015 and 2014. Our continued qualification as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of qualifying, or impede our ability to qualify, as a RIC. For example, a RIC must meet certain requirements, including source of income and asset diversification requirements (as described below) and distributing annually at least 90% of its investment company taxable income (the “Annual Distribution Requirement”). The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income.

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

We satisfied the above RIC requirements during each of the taxable years since our election to be treated as a RIC for tax purposes. Since we did not generate investment company taxable income in any of these taxable years, we were not required to make any distributions to satisfy the Annual Distribution Requirement. We did not generate any realized net capital gains in 2016, 2015 and 2014 and, as a result, we were not required to make any distributions to satisfy the Excise Tax Avoidance Requirement, as described below. As such, we have not made any provision for federal income or excise taxes as of December 31, 2016, 2015 and 2014.

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

‘

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

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us. Additionally, if we fail to maintain adequate internal controls, our ability to provide accurate financial statements could be impaired.

We are subject to the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act” or “SOX”, and the related rules and regulations promulgated by the SEC. Monitoring compliance with the existing rules and implementing changes required by these rules is expensive and may increase our legal and financial compliance costs, divert management attention from operations and strategic opportunities, and make legal, accounting and administrative activities more time-consuming. We have evaluated our internal control systems in order to allow us to report on our internal controls, as required by Section 404 of the SOX. See Item 9A included herein where we reported that we have material weaknesses in our internal controls. As a small company with limited capital and human resources, we may need to divert management's time and attention away from our business in order to ensure continued compliance with these regulatory requirements. We may require new information technologies systems, the auditing of our internal controls, and compliance training for our directors, officers and personnel. Such efforts may entail a significant expense. Any failure to maintain the adequacy of our internal controls could have an adverse effect on timely and accurate financial reporting and the trading price of our common stock.

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

As of December 31, 2016, approximately 78% of the fair value of our portfolio investments were in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We expect to value these securities on a quarterly basis in accordance with our valuation policy, which is at all times consistent with GAAP. Our Board of Directors will discuss valuations and determine the fair value in good faith based on the input of our management. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher or lower than the amounts that we ultimately realize upon the disposal of such securities.

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

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Under the Delaware General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act under the Delaware General Corporation Law any and all acquisitions by any person of our shares of stock. Our board may amend the bylaws to remove that exemption in whole or in part without stockholder approval. The Control Share Acquisition Act (if we amend our bylaws to be subject to that act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Under the Delaware General Corporation Law, specified “business combinations,” including certain mergers, consolidations, issuances of equity securities and other transactions, between a Delaware corporation and any person who owns 10.0% or more of the voting power of the corporation’s outstanding shares, and certain other parties (each an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter any of the specified business combinations must be approved by a super majority vote of the stockholders unless, among other conditions, the corporation’s common stockholders receive a minimum price for their shares. We are subject to the Delaware Business Combination Act.

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

Through May 2016, the Securities and Exchange Commission conducted an examination of our Company which evaluated compliance with certain provisions of the federal securities laws or other applicable rules and regulations (together, "federal securities laws"). The examination identified certain deficiencies and weaknesses in controls (together, "findings") which we believe were resolved. We were required to respond in writing to each of the matters described by June 3, 2016. We are currently preparing our written response and expect to respond in writing by April 30, 2017.

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

Market Information

Our common stock is quoted on the OTCPink under the symbol “PTCI”, formerly “GDSW.” Our common stock was listed on January 5, 2012. The following table sets forth the range of high and low sales prices of our common stock as reported on the OTCPink Market for 2016 and 2015.

Quarter Ended	High	Low
December 31, 2016	$1.00	$0.25
September 30, 2016	$1.00	$1.00
June 30, 2016	$1.00	$1.00
March 31, 2016	$1.10	$1.00
December 31, 2015	$1.10	$1.10
September 30, 2015	$1.82	$1.69
June 30, 2015	$1.85	$1.30
March 31, 2015	$1.55	$0.80

Security Holders

As of March 22, 2017, there were 50,082,441 shares of common stock issued and outstanding, which were held by approximately 92 stockholders of record.

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

Equity Compensation Plans

Previously, we entered into an agreement with our independent directors to issue each independent director of the board 112,500 options for the first quarter of 2015 and 37,500 on the first day of each quarter going forward at a strike price equal to the then fair market value. On January 1, 2015, each independent director of the Company’s board was issued 112,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30 for an aggregate of 337,500 options. Additionally, on April 1, 2015 and July 1, 2015, each independent director of the Company’s board was issued 37,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30 per share, the fair value of the Company’s common stock on the date of grant, expiring five years from the date of issuance for an aggregate of 225,000 options. In December 2015, we determined that, pursuant to the Investment Act of 1940, these stock options should not have been granted and accordingly, the stock options were canceled, all previously recorded compensation recognized of $62,758 was reversed, and our independent directors agreed to be compensated in cash at a rate of $10,000 per year of prior services to December 31, 2015 for an aggregate amount of $70,000, which has been reflected as an accrued expense at December 31, 2015 on the accompanying consolidated statements of assets and liabilities. As of December 31, 2016 and 2015, there are no options outstanding. Currently, we do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data for the years ended December 31, 2016, 2015 and 2014 is derived from our consolidated financial statements which have been audited. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	For the Years Ended December 31,
	2016	2015	2014
Statement of Operations Data:
Total investment income	$49,836	$47,141	$20,565
Total operating expenses	443,494	264,313	269,435
Net investment loss	(393,658)	(217,172)	(248,870)
Net unrealized appreciation (depreciation) on investments	(316,552)	8,142	(219,956)
Net realized (loss) gain on investments	(402,764)	(200,468)	92,277
Net decrease in net assets resulting from operations	$(1,112,974)	$(409,498)	$(376,549)

Per Share Data:
Net asset value per common share	$0.02	$0.04	$0.05
Net investment loss (1)	(0.01)	(0.01)	(0.01)
Net decrease in net assets resulting from operations (1)	(0.02)	(0.01)	(0.01)
Distributions declared	-	-	-

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.

	At December 31,
	2016	2015
Balance Sheet Data at Period End:
Investments at fair value	$634,873	$1,691,518
Cash	$579,209	$722,764
Total assets	$1,299,604	$2,450,236
Total liabilities and redeemable convertible preferred stock	$453,098	$490,756
Net assets	$846,506	$1,959,480
Common shares outstanding	50,082,441	50,582,441
Preferred shares outstanding	4,000	4,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Portfolio Update

As of December 31, 2016, we held nineteen portfolio companies. All are non-controlled and non-affiliated investments.

Accelerize, Inc. (ACLZ) - On August 17, 2015, we completed an investment of $100,000 in 100,000 shares of common stock and 60,000 warrants of Accelerize Inc., an OTCQB listed company. In November 2015, we acquired an additional 21,879 common shares of ACLZ for $9,465 and in March 2016, we acquired an additional 15,000 shares for $4,347. Each warrant expires on August 18, 2020 and is exercisable at an exercise price of $1.32 per common share. ACLZ owns and operates CAKE, a Software-as-a-Service, or SaaS, platform providing online tracking and analytics solutions for advertisers and online marketers. The Company provides software solutions for businesses interested in optimizing their digital advertising spend.

Actinium Pharmaceuticals Inc. (ATNM) - On February 6, 2015, we completed a $190,100 investment in 43,000 shares of common stock and 29,250 warrants of Actinium Pharmaceuticals Inc., a NYSE listed company. ATNM operates as a biopharmaceutical company that develops alpha particle immunotherapeutic and other radiopharmaceuticals for select applications. The warrants expire on February 11, 2019 and are exercisable at $6.50 per common share. During 2016 and 2015, we sold all 43,000 common shares. As of December 31, 2016, we own 29,250 warrants of ATNM.

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

Aytu Bioscience, Inc. (AYTU) - On May 6, 2016, we completed an investment of $85,000 in 17,709 shares of common stock and 17,709 warrants (adjusted to reflect 1 for 12 reverse split effective June 30, 2016) of Aytu Bioscience, Inc., an OTCQX listed company. AYTU is a commercial-stage specialty healthcare company focused on acquiring, developing and commercializing novel products in the field of urology. AYTU has multiple urology-focused products on the market, and it seek to build a portfolio of novel therapeutics that serve large medical needs in the field of urology. During June and July 2016, we sold all 17,709 common shares of AYTU. Additionally, during November 2016, we acquired 50,000 warrants of AYTU for $500.

Cesca Therapeutics, Inc. (KOOL) - As of December 31, 2016, we own 825 warrants (adjusted to reflect 1 for 20 reverse split effective March 7, 2016) of Cesca Therapeutics, Inc., a Nasdaq-listed company, who operates as a supplier of products targeting the worldwide adult stem cell market. The company offers automated and semi-automated devices and single-use processing disposables that enable the collection, processing and cryopreservation of stem cells and other cellular tissues from cord blood and bone marrow used in regenerative medicine. These warrants are exercisable at a price of $31.00 per share and expire on June 18, 2019.

CombiMatrix Corp. (CBMX) - On December 19, 2013, we completed an investment in warrants of CombiMatrix Corp., a Nasdaq-listed company. CBMX is a molecular diagnostics company specializing in DNA-testing services for development disorders. We currently hold 2,589 warrants of CombiMatrix. The warrants expire on December 19, 2018 and the exercise price of the warrants is $46.80 per common share. (All warrant information adjusted to reflect 1 for 15 reverse split effective January 29, 2016).

DatChat Inc. - Between February 6, 2015 and April 2, 2015, we completed a $100,150 investment in 2,000,000 shares of common stock in DatChat, Inc., a private company that develops mobile messaging applications as well as other intellectual property. Additionally, on May 2015, we completed a $30,000 investment in a 10% debenture. In February 2016, we increased the principal amount of this debenture by $5,000 in connection with the extension of debenture due date to December 2016.

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

ID Global Solution Corp. (IDGS) - On June 25, 2015, we completed an investment of $100,000 in a 10% convertible debenture and 2,200,000 warrants of ID Global Solution Corp., an OTCPinks listed company. We have the right to convert all or any portion of the then aggregate outstanding principal amount of this debenture, together with any accrued and unpaid interest thereon, into shares of common stock of IDGS at $.03 per share. Each warrant expires on June 25, 2020 and is exercisable at an exercise price of $0.05. In March 2016, we purchased 20,000 common shares IDGS of for $9,190. ID Global Solution Corp. is an international biometrics and payment processing company with a unique technology platform that provides valuable, secure payment processing for consumers as well as for merchants.

iNeedMD Holdings, Inc. (NEMD) - On October 15, 2014, we completed a $795 investment in 25,000 shares of common stock of iNeedMD Holdings Inc., an OTCPinks listed company that manufactures medical devices that acquires and transmits health related data.

MabVax Therapeutics Holdings Inc. (MBVX) - As of December 31, 2016, we own 9,009 warrants (adjusted to reflect 1 for 7.4 reverse split effective August 16, 2016) of MabVax Therapeutics Holdings Inc., a NASDAQ listed company. Each warrants expire on October 6, 2017 and are exercisable at $11.10 per common share. MabVax Therapeutics Holdings Inc. is a biopharmaceutical company that discovers, develops, and commercializes small molecule drugs to treat serious diseases. MVBX’s most advanced product development programs are for the treatment of cancer and diabetes.

MultiMedia Platforms Inc. (MMPW) - On July 6, 2015, we completed an investment of $100,000 in a 9% convertible debenture and 333,334 warrants of MultiMedia Platforms Inc., an OTCQB listed company. We have the right to convert all or any portion of the then aggregate outstanding principal amount of this note, together with any accrued and unpaid interest thereon, into shares of common stock of MMPW at the lower of $.30 per share or at such price that equals 85% of the price of the MMPW’s common stock or common stock equivalent sold at the next equity or convertible debt financing with gross proceeds to MMPW of no less than $1,000,000. Each warrant expires on July 6, 2019 and is exercisable at an exercise price equal to the lesser of (i) $0.75 or (ii) 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to MMPW of no less than $1,000,000. In October 2015, we received 15,000 common shares of MMPW as payment of accrued interest receivable. MultiMedia Platforms Inc. is a multimedia technology and publishing company that integrates print media with social media, and related online platforms, to deliver information and advertising to niche markets. On October 4, 2016, MMPW filed a voluntary petition under Chapter 11 of Title 11 under the United States Code. The cases were filed in the United States Bankruptcy Court, Southern District of Florida. Accordingly, at December 31, 2016, our investment in MMPW is valued at zero.

Optex Systems Holdings, Inc. (OPXS) - On November 17, 2014, we completed a $100,000 investment in a 12% convertible debenture of Optex Systems Holdings, Inc., an OTCQB listed company that manufactures optical sighting systems and assemblies primarily for Department of Defense (DOD) applications. OPXS also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. On March 26, 2015, $100,000 of principal and $4,432 of interest of the convertible debt converted into 64.10 shares of Series B Convertible Preferred Stock. In August 2016, we redeemed the preferred stock and we received cash of $104,433.

Orbital Tracking Corp. (TRKK) - On October 10, 2014, we completed a $150,000 investment in 200,000 shares of Series C Preferred Stock and 100,000 shares of Series D Preferred Stock of Orbital Tracking Corp., an OTCQB listed company that provides satellite telecommunications voice airtime, tracking devices and services, and ground station construction. TRKK provides mobile voice and data communications services globally via satellite. During 2016, each share of Series C Preferred converted into 10 shares of TRKK common stock for an aggregate of 2,000,000 common shares. Each share of Series D Preferred converts into 20 shares of TRKK common stock for an aggregate of 2,000,000 common shares. On June 6, 2016, we converted 76,551 Series D preferred shares into 1,531,020 shares of TRKK common stock, At December 31, 2016, we own 23,449 Series D preferred shares which are convertible into 468,980 shares of common stock, and 531,020 common shares.

Pershing Gold Corp. (PGLC) - As of December 31, 2016, we own 6,838 warrants in Pershing Gold Corp., a NASDAQ listed company. Each warrant expires on April 10, 2017 and is exercisable at an exercise price of $7.92. PGLC operates as a gold exploration company that seeks out and develops gold exploration and development properties in the state of Nevada.

PhaseRX, Inc. - PhaseRX, Inc. - PhaseRx is a preclinical biopharmaceutical company dedicated to developing products for the treatment of inherited enzyme deficiencies in the liver using intracellular enzyme replacement therapy (i-ERT). This i-ERT approach is enabled by its proprietary Hybrid mRNA TechnologyTM platform. On December 23, 2015, we completed a $100,000 in a 5% convertible debenture of Phase Rx, Inc., a company that was recently listed on NASDAQ. We were entitled to convert the unpaid face amount of this debenture and interest, any time following a closing date, at 80% of the pricing of PhaseRx’s next round of financing. Subject to the other terms and provisions contained in the agreement, upon the closing of the qualified offering, and compliance by borrower with all components comprising the qualified offering and provided that all conversion shares to be issued hereunder are registered for resale pursuant to an effective registration statement on Form S-1, the entire outstanding principal amount of the debt together with all accrued and unpaid interest thereon shall automatically convert, without any action on our part, into shares of common stock of PhaseRx, Inc. as are issued in the qualified offering at a conversion price equal to 80% of the qualified offering price or $5.00. In May 2016, PhaseRx, Inc. completed an initial public offering and the convertible debenture and all outstanding interest was converted into 25,538 shares of common stock of Phase Rx. During 2016, we sold all of our Phase Rx common shares.

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

Pulmatrix Inc. (PULM) - On March 21, 2014, we completed a $150,003 investment in 8,276 shares of common stock and 8,276 warrants of Pulmatrix, Inc. a NASDAQ listed company. These warrants expired on March 21, 2016. Additionally, on February 13, 2015, we completed a $100,000 investment in a 5% convertible debenture of Pulmatrix, Inc. On June 30, 2015, $100,000 of principal and $1,529 of interest of this 5% convertible debenture was converted into 14,768 shares of common stock. During 2016 and 2015, we sold 23,029 and 15 shares of PULM common stock, respectively. Pulmatrix focuses on the discovery, development, and commercialization of pharmaceutical-grade hypochlorous acid based therapeutics to prevent and treat infection in invasive applications.

 Rennova Health, Inc. (RNVA) - Rennova Health, Inc. is a vertically integrated provider of healthcare related products and services. RNVA’s principal lines of business are (i) clinical laboratory operations, (ii) supportive software solutions, which includes Electronic Health Records (“EHR”), Medical Billing Services and Laboratory Information Services (“LIS”) and (iii) decision support and informatics operations. In July 2016, we completed a $72,000 investments in 160,000 common shares and 160,000 warrants of RNVA. In August 2016, we sold all 160,000 common shares. We currently hold 160,000 warrants that expire on June 30, 2021.

Vapor Corp. (VPCO) - On November 14, 2014, we completed a $100,000 investment in a 7% convertible debenture and warrants of Vapor Corp., an OTCQB listed company that markets and distributes electronic cigarettes. VPCO distributes electronic devices that vaporize a liquid solution, which provides users an experience akin to smoking without actual combustion. On August 3, 2015, the Company collected the principal amount of $100,000 and all unpaid and accrued interest. Additionally, in September 2015, pursuant to certain anti-dilutive provisions in the convertible debt agreement, the Company received common shares of VPCO. In February 2016, VPCO effected a 1 for 70 reverse stock split and in June 2016, VPCO effected a 1 for 20,000 reverse stock split. All share and warrant information has been adjusted to reflect 1 for 70 and 1 for 20,000 reverse split which adjusted our share and warrant amounts to zero.

Xtant Medical Holdings, Inc. (XTNT) - On August 1, 2014, we completed a $131,248 investment in 23,026 shares of common stock and 11,513 warrants of Xtant Medical Holdings, Inc., a NYSE listed company that produces human tissue for orthopedic procedures. XTNT produces allografts of human cancellous bone which has been demineralized. XTNT also produces medical devices for orthopedic, plastic, and cardiovascular surgery; and antimicrobial coatings for medical devices. The warrants expire on August 1, 2019 and the exercise price of the warrants is $7.12 per share. During 2015, we sold 23,026 shares of XTNT. We currently hold 11,513 warrants.

Results of Operations

For the years ended December 31, 2016, 2015 and 2014, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes (i) net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net change in unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Investment Income:  For the years ended December 31, 2016, 2015 and 2014, we earned interest and dividend income of $49,836, $47,141 and $20,565, respectively, primarily resulting from interest earned on convertible debt and other debt, and dividend income earned on convertible preferred stock. The increase was attributable to an increase in income-earning investments.

Operating Expenses: For the year ended December 31, 2016, 2015 and 2014, total operating expenses consisted of the following:

	For the Year Ended December 31,
	2016	2015	2014
Compensation expense	$142,500	$96,613	$-
Professional fees	234,588	94,742	54,721
Filing fees	3,419	7,869	6,744
Consulting fees	-	-	174,000
Insurance expense	32,812	33,496	15,910
General and administrative expenses	30,175	31,593	18,060

Total operating expenses	$443,494	$264,313	$269,435

Compensation expense: For the year ended December 31, 2016, we incurred compensation expense of $142,500 consisting of directors fees of $30,000, fees incurred for services performed by our outsourced chief financial officer of $60,000, and $27,500 in fees incurred for services performed by our outsourced chief compliance officer, and $25,000 incurred for services of our chief executive officer. For the year ended December 31, 2015, we incurred compensation expense of $96,613 consisting directors fees of $70,000 and fees incurred from services performed by our outsourced chief financial officer of $26,613. We did not incur any compensation expense during the year ended December 31, 2014.

Professional fees: For the year ended December 31, 2016, professional fees increased by $139,846 or 147.6% as compared to the year ended December 31, 2015. These increases was attributable to an increase in accounting fees of $64,002 related to an increase in audit and review fees, an increase in legal fees of $69,844 related to our Investment Act matters, and an increase in consulting fees of $6,000. For the year ended December 31, 2015, professional fees increased by $40,021 or 73.1% as compared to the year ended December 31, 2014. This increase was attributable to an increase in accounting fees of $32,066 and an increase in legal fees of $7,955.

Filing fees: Filing fees consist consists of fees incurred to file reports with the Securities and Exchange Commission, and other miscellaneous filing fees. For the year ended December 31, 2016, filing fees decreased by $4,450 or 56.6% as compared to the year ended December 31, 2015. For the year ended December 31, 2015, filing fees increased by $1,125 or 16.7% as compared to the year ended December 31, 2014.

Consulting fees: For the year ended December 31, 2014, we incurred consulting fees of $174,000. In July 2014, pursuant to a consulting agreement, we issued 500,000 shares of our common stock for business development services rendered. These shares were valued at their fair value of $150,000 using the most recent offering price of the common stock on the dates of grant of $0.30 per common share and we recorded stock-based consulting fees of $150,000. Additionally, we paid cash of $24,000 to this consultant. We did not incur any consulting expense during the years ended December 31, 2016 and 2015.

Insurance expense: For the year ended December 31, 2016, insurance expense decreased by $684 or 2.0% as compared to the year ended December 31, 2015. For the year ended December 31, 2015, insurance expense increased by $17,586 or 110.5% as compared to the year ended December 31, 2014. In 2014, we began incurring fees related to our director’s and officer’s insurance policy in May 2014. In 2016 and 2015, this policy was in place for the entire year.

General and administrative expenses: General and administrative expenses consist of transfer agent fees, custodian fees, bank service charges, bad debt expense listing fees, and other fees and expenses. For the year ended December 31, 2016, general and administrative expenses decreased by $1,418 or 4.5% as compared to the year ended December 31, 2015. For the year ended December 31, 2015, general and administrative expenses increased by $13,533 or 74.9% as compared to the year ended December 31, 2014. This increase was primarily attributable to an increase in bad debt expense of $6,800 from the write off of dividends receivable from an investment deemed uncollectible and an increase in listing fees and other miscellaneous charges.

Net Investment loss: For the years ended December 31, 2016, 2015 and 2014, net investment loss amount to $393,658, $217,172 and $248,870, respectively.

Net Realized And Unrealized (Loss) Gain On Investments:

Net Realized Gain (Loss) on Investments: During the years ended December 31, 2016, 2015 and 2014, we disposed of certain positions recognizing a net realized (loss) gain of $(402,764), $(200,468), and $92,277, respectively. During the year ended December 31, 2016, we recognized a net realized loss of $402,764 which primarily consisted of losses from the sale investments in Orbital Tracking Corp. of $34,200, Pulmatrix, Inc. of approximately $236,200, PhaseRX, Inc. of $42,800, and Actinium Pharmaceuticals Inc. of approximately $88,000. At December 31, 2015, we determined that the fair value of our investment of $100,000 in Arista Power, Inc. to be zero and we included this loss of $100,000 in net realized loss on investments.

Net Change in Unrealized (Loss) Gain on investments: For the years ended December 31, 2016, 2015 and 2014, we had a cost basis in our portfolio companies of $1,098,096, $1,838,189 and $1,163,250 with a fair market value of $634,873, $1,691,518 and $1,008,437, respectively. The net change in unrealized gain (loss) on investments for the years ended December 31, 2016, 2015 and 2014 was $(316,552), $8,142 and $(219,956), respectively.

Net Decrease in Net Assets Resulting from Operations For the years ended December 31, 2016, 2015 and 2014, the net decrease in net assets resulting from operations was $1,112,974, $409,498 and $376,549, respectively.

Liquidity and Capital Resources

As of December 31, 2016, we had $579,209 in cash and cash equivalents, compared to $722,764 as of December 31, 2015, a decrease of $143,555. We primarily used operating cash to pay professional fees and compensation expense.

As of December 31, 2015, we had $722,764 in cash and cash equivalents, compared to $1,739,520 as of December 31, 2014, a decrease of $1,016,756. This decrease was primarily attributable to the purchase of investments of $1,309,178 offset by net proceeds from the sale of investments of $433,771.

The Company believes that our existing available cash will enable the Company to meet the working capital requirements for at least 12 months from December 31, 2016.

The Company has no agreements or arrangements to raise capital. In 2013 and through March 2014, we raised funds from the sale of our common stock of approximately $2,604,000 (net of direct offering costs paid in cash were $231,190) in accordance with the terms of a 2013 placement agency agreement. The placement agent was also entitled to 6,126,240 shares of the Company’s common stock which was issued on March 25, 2014. These shares have a fair value of $1,225,248, based upon the cash offering price of $0.20 per share, which represented the best evidence of fair value at the date of issuance.

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

Although we believe that our existing available cash will enable us to meet our working capital requirements for at least 12 months from December 31, 2016, we may need to raise additional funds to continue investing in portfolio companies. If we are unable to raise capital, we may be required to reduce the scope of our investment activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you will lose all of your investment.

We currently have no commitments with any person for any capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").  We formed a wholly-owned subsidiary, Hemp Funding, Inc., to invest in companies that are positioned for growth in the legal cannabis industry. The subsidiary has not made investments to date. The Company consolidates the subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Net Realized Gains or Losses and Net Change in Unrealized Gains or Losses on Investments

Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company's cost basis and the net proceeds received from such disposition. Net change in unrealized gains or losses is computed as the difference between the fair value of the investment and the cost basis of such investment.

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

We did not have any distributable income as of December 31, 2016, 2015 and 2014.

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

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Point Capital, Inc.

We have audited the accompanying consolidated statement of assets and liabilities of Point Capital, Inc. and subsidiary (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in net assets (stockholders’ equity), and cash flows for the year ended December 31, 2016. Point Capital, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above are present fairly, in all material respects, the financial position of Point Capital, Inc. as of December 31, 2016, and the results of its operations, change in its net assets (stockholder’s equity) and its cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

East Hanover, New Jersey

March 31, 2017

EisnerAmper LLP 750 Third Avenue New York, NY 10017-2703 T 212.949.8700 F 212.891.4100
www.eisneramper.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Point Capital, Inc.

We have audited the accompanying consolidated statements of assets and liabilities of Point Capital, Inc. and subsidiary (the "Company"), including the consolidated schedule of investments as of December 31, 2015, and the related consolidated statements of operations, changes in net assets (stockholders' equity), and cash flows for each of the years in the two-year period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2015, by correspondence with the custodians. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

ln our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Point Capital, Inc. and subsidiary as of December 31, 2015, and the results of their operations, changes in their net assets (stockholders' equity), and their cash flows, for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

EisnerAmper LLP

/s/ EisnerAmper LLP

New York, New York

June 14, 2016

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Assets and Liabilities

	December 31, 2016	December 31, 2015

ASSETS
Investments at fair value
Non-controlled/Non-affiliated investments (cost of $1,098,096 and $1,838,189 at December 31, 2016 and 2015, respectively)	$634,873	$1,691,518
Cash and cash equivalents	579,209	722,764
Interest receivable	58,549	15,924
Prepaid expenses	26,973	20,030

Total Assets	$1,299,604	$2,450,236

LIABILITIES
Accounts payable and accrued expenses	$53,098	$90,756

Total Liabilities	53,098	90,756

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 shares designated; 4,000 shares issued and outstanding ($100 per share redemption value)	400,000	400,000

NET ASSETS
Common stock, $0.0001 par value, 100,000,000 shares authorized; 50,082,441 and 50,582,441 shares issued and outstanding at December 31, 2016 and 2015, respectively	5,009	5,059
Additional paid-in capital	1,871,080	2,318,842
Accumulated net investment loss	-	-
Accumulated undistributed net realized loss on investments	(566,360)	(217,750)
Unrealized depreciation on investments	(463,223)	(146,671)

Total Net Assets	846,506	1,959,480

Total Liabilities and Net Assets	$1,299,604	$2,450,236

Net Asset Value per Common Share	$0.02	$0.04

See accompanying notes to consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Years Ended December 31,
	2016	2015	2014

INVESTMENT INCOME:
Non-controlled/Non-affiliated investments:
Interest income	$49,836	$40,341	$13,815
Dividend income	-	6,800	6,750

Total investment income	49,836	47,141	20,565

OPERATING EXPENSES:
Compensation expense	142,500	96,613	-
Professional fees	234,588	94,742	54,721
Filing fees	3,419	7,869	6,744
Consulting fees	-	-	174,000
Insurance expense	32,812	33,496	15,910
General and administrative expenses	30,175	31,593	18,060

Total operating expenses	443,494	264,313	269,435

NET INVESTMENT LOSS	(393,658)	(217,172)	(248,870)

NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS:
Net realized gain (loss) on investments
Non-controlled/Non-affiliated investments	(402,764)	(200,468)	92,277
Net change in unrealized (loss) gain on investments
Non-controlled/Non-affiliated investments	(316,552)	8,142	(219,956)

Net realized and unrealized (loss) gain on investments	(719,316)	(192,326)	(127,679)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,112,974)	$(409,498)	$(376,549)

See accompanying notes to consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Net Assets

For the Years Ended December 31, 2016, 2015 and 2014

	Common Stock, $0.0001 Par Value		Additional Paid In	Accumulated Net Investment	Accumulated Undistributed Net Realized Gain (Loss) on	Unrealized Appreciation (Depreciation) on	Total
	Shares	Amount	Capital	Loss	Investments	Investments	Net Assets
Balance - December 31, 2013	40,606,200	$4,061	$1,751,695	$(71,986)	$39,754	$65,143	$1,788,667

Common stock issued ($0.20/share)	1,650,000	165	329,835	-	-	-	330,000

Common stock issued ($0.30/share)	1,700,001	170	509,830	-	-	-	510,000

Shares issued for services	6,626,240	663	1,374,585	-	-	-	1,375,248

Offering costs	-	-	(1,258,388)	-	-	-	(1,258,388)

Net increase (decrease) in net assets resulting from operations	-	-	-	(248,870)	92,277	(219,956)	(376,549)

Tax reclassification of stockholders' equity	-	-	(188,825)	320,856	(132,031)	-	-

Balance - December 31, 2014	50,582,441	5,059	2,518,732	-	-	(154,813)	2,368,978

Net decrease in net assets resulting from operations	-	-	-	(217,172)	(200,468)	8,142	(409,498)

Tax reclassification of stockholders' equity	-	-	(199,890)	217,172	(17,282)	-	-

Balance - December 31, 2015	50,582,441	5,059	2,318,842	-	(217,750)	(146,671)	1,959,480

Cancellation of shares	(500,000)	(50)	50	-	-	-	-

Net (decrease) increase in net assets resulting from operations	-	-	-	(393,658)	(402,764)	(316,552)	(1,112,974)

Tax reclassification of stockholders' equity	-	-	(447,812)	393,658	54,154	-	-

Balance - December 31, 2016	50,082,441	$5,009	$1,871,080	$-	$(566,360)	$(463,223)	$846,506

See accompanying notes to consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(1,112,974)	$(409,498)	$(376,549)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(330,727)	(1,309,178)	(1,466,546)
Net realized loss (gain) on investments	402,764	200,468	(92,277)
Net change in unrealized loss (gain) of investments	316,552	(8,142)	219,956
Proceeds from sale of investments	675,208	433,771	526,594
Stock issued for services	-	-	150,000
Non-cash interest income	(5,000)	-	-
Increase in interest receivable	(44,777)	(13,544)	(1,779)
Decrease (increase) in dividend receivable	-	2,250	(2,250)
Increase in prepaid expenses	(6,943)	(1,085)	(18,945)
(Decrease) increase in accounts payable and accrued expenses	(37,658)	88,202	(1,164)

Net Cash Used In Operating Activities	(143,555)	(1,016,756)	(1,062,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	-	(15,000)
Proceeds from issuance of common stock	-	-	840,000
Offering costs	-	-	(33,140)

Net Cash Provided By Financing Activities	-	-	791,860

Net decrease in cash and cash equivalents	(143,555)	(1,016,756)	(271,100)

Cash and Cash Equivalents - Beginning of Year	722,764	1,739,520	2,010,620

Cash and Cash Equivalents - End of Year	$579,209	$722,764	1,739,520

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-	1,726
Taxes paid	$250	$1,750	915

Non-cash investing and financing activities:
Interest receivable converted into investments	$2,152	$-	$-
Offering costs paid	$-	$-	$(1,225,248)
Issuance of common stock for services	$-	$-	$1,375,248

See accompanying notes to consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2016

United States (U.S.) Company	Industry	Type of Investment	Principal/Shares	Cost	Fair Value	% of Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc. (2)	Application Software	Common Stock	136,879	$75,279	$71,177	8.41%
Accelerize, Inc. (2)	Application Software	Warrants	60,000	38,533	16,617	1.96%
Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	1,418	0.17%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Series A Convertible Preferred Stock	$100,000	-	-	0.00%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Warrants	750,000	-	-	0.00%
Aytu Bioscience, Inc. (1) (2)	Biotechnology	Warrants	67,709	2,625	20,005	2.36%
Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	825	14,159	1,044	0.12%
CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	2,589	31,021	41	0.00%
DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	100,150	11.83%
DatChat Inc. (1)	Application Software	10% Debenture (Due 12/2016)	$35,000	35,000	35,000	4.13%
Home Bistro, Inc.(1)	Personal Services	15% Convertible Debenture (Due 11/2015)	$150,000	150,000	150,000	17.72%
Home Bistro, Inc. (1) (2)	Personal Services	Warrants	75,000	-	-	0.00%
ID Global Solutions Corporations (1)	Biometric Technology	10% Debenture (Due 7/2016)	$100,000	61,781	100,000	11.81%
ID Global Solutions Corporations (1)	Biometric Technology	Common Stock	20,000	9,190	1,000	0.12%
ID Global Solutions Corporations (1) (2)	Biometric Technology	Warrants	2,200,000	38,219	59,836	7.07%
iNeedMD Holdings, Inc. (1) (2)	Health Care Supplies	Common Stock	25,000	795	7,500	0.89%
MabVax Therapeutics Holdings Inc. (1) (2)	Biotechnology	Warrants	9,009	30,674	682	0.08%
MultiMedia Platforms, Inc.(1)	Multimedia Technology	9% Debenture (Due 7/2016)	$100,000	38,461	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Common Stock	15,000	4,500	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Warrants	333,334	61,539	-	0.00%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Series D Convertible Preferred Stock	23,449	11,724	25,794	3.05%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Common Stock	531,020	26,552	29,206	3.45%
Pershing Gold Corp.(2)	Mining Exploration	Warrants	6,838	9,965	-	0.00%
Pish Posh Baby, LLC.(1)(2)	Online Retail - Specialty Apparel	Membership Units	19,155	149,988	9,194	1.09%
Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Common Stock	100,000	74,000	1,960	0.23%
Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	110	0.01%
Rennova Health, Inc. (1)(2)	Biotechnology	Warrants	160,000	1,600	3,840	0.45%
Vapor Corp. (1)(2)(3)	Tobacco	Common Stock	0	-	-	0.00%
Vapor Corp. (1)(2)(3)	Tobacco	Warrants	0	48,513	-	0.00%
Xtant Medical Holdings, Inc.	Health Care Supplies	Warrants	11,513	31,773	299	0.04%

Total Non-controlled/Non-affiliated investments				$1,098,096	$634,873	74.99%

Net Assets at December 31, 2016					$846,506

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.

(2) Securities are not income producing.

(3) On June 1, 2016, Vapor Corp. effected a one-for-twenty thousand reverse stock split which reduced our common share and warrant quantities held to zero.

See accompanying notes to consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

United States (U.S.) Company	Industry	Type of Investment	Principal/Shares	Cost	Fair Value	% of Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc. (2)	Application Software	Common Stock	121,879	$70,932	$59,111	3.02%
Accelerize, Inc. (2)	Application Software	Warrants	60,000	38,533	19,012	0.97%
Actinium Pharmaceuticals Inc. (2)	Biotechnology	Common Stock	39,000	126,111	125,970	6.43%
Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	62,008	3.16%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Series A Convertible Preferred Stock	$100,000	-	-	0.00%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Warrants	750,000	-	-	0.00%
Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	16,500	14,159	600	0.03%
CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	38,835	31,021	24,597	1.26%
DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	100,150	5.11%
DatChat Inc. (1)	Application Software	10% Debenture (Due 12/2016)	$30,000	30,000	30,000	1.53%
Home Bistro, Inc.(1)	Personal Services	15% Convertible Debenture (Due 11/2015)	$150,000	150,000	150,000	7.66%
Home Bistro, Inc. (1) (2)	Personal Services	Warrants	75,000	-	-	0.00%
ID Global Solutions Corporations (1)	Biometric Technology	10% Debenture (Due 7/2016)	$100,000	61,781	100,000	5.10%
ID Global Solutions Corporations (1) (2)	Biometric Technology	Warrants	2,200,000	38,219	165,077	8.42%
iNeedMD Holdings, Inc. (1) (2)	Health Care Supplies	Common Stock	25,000	795	795	0.04%
MabVax Therapeutics Holdings Inc. (2)	Biotechnology	Common Stock	133,333	69,326	91,333	4.66%
MabVax Therapeutics Holdings Inc. (1) (2)	Biotechnology	Warrants	66,667	30,674	20,076	1.02%
MultiMedia Platforms, Inc.(1)	Multimedia Technology	9% Debenture (Due 7/2016)	$100,000	38,461	52,377	2.67%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Common Stock	15,000	4,500	2,850	0.15%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Warrants	333,334	61,539	49,561	2.53%
Optex Systems Holdings Inc. (1) (2)	Aerospace & Defense	Series B Convertible Preferred Stock	64.10	104,432	146,201	7.46%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Series C Convertible Preferred Stock	200,000	100,000	100,000	5.10%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Series D Convertible Preferred Stock	100,000	50,000	50,000	2.55%
Pershing Gold Corp.(2)	Mining Exploration	Warrants	6,838	9,965	381	0.02%
Phase RX, Inc. (1)	Biotechnology	5% Convertible Debenture	$100,000	100,000	100,000	5.10%
Pish Posh Baby, LLC.(1)(2)	Online Retail - Specialty Apparel	Membership Units	19,155	149,988	9,194	0.47%
Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Common Stock	100,000	74,000	39,000	1.99%
Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	25,000	1.28%
Pulmatrix Inc. (1)(2)(3)	Biotechnology	Common Stock	23,029	251,055	96,722	4.94%
Pulmatrix Inc. (1)(2)	Biotechnology	Series A Warrants	8,276	207	2	0.00%
Vapor Corp. (1) (2)	Tobacco	Common Stock	21,428	-	11,571	0.59%
Vapor Corp. (1) (2)	Tobacco	Warrants	90,909	48,513	48,265	2.46%
Xtant Medical Holdings, Inc. (formerly Bacterin Holdings International Inc.)	Health Care Supplies	Warrants	11,513	31,773	11,665	0.60%

Total Non-controlled/Non-affiliated investments				$1,838,189	$1,691,518	86.32%

Net Assets at December 31, 2015					$1,959,480

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.

(2) Securities are not income producing.

(3) Converted $101,530 in principal and interest into common shares.

See accompanying notes to consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS BY INDUSTRY

December 31, 2016 and 2015

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2016 and 2015

	December 31, 2016		December 31, 2015
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$-	0.00%	$146,201	8.64%
Application Software	222,944	35.12%	208,273	12.31%
Biometric Technology	160,836	25.33%	265,077	15.67%
Biotechnology	28,015	4.41%	560,111	33.11%
Communications Equipment	55,000	8.66%	150,000	8.87%
Health Care Equipment	1,044	0.16%	600	0.04%
Health Care Supplies	7,799	1.23%	12,460	0.74%
Life Sciences Tools & Services	41	0.01%	24,597	1.45%
Mining Exploration	-	0.00%	381	0.02%
Multimedia Technology	-	0.00%	104,788	6.19%
Online Retail - Specialty Apparel	9,194	1.45%	9,194	0.54%
Personal Services	150,000	23.63%	150,000	8.87%
Tobacco	-	0.00%	59,836	3.54%
	$634,873	100.00%	$1,691,518	100.00%

See accompanying notes to consolidated financial statements

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Significant estimates in 2016 and 2015 include the valuation of the Company’s investments.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. During 2016 and 2015, the Company had cash balances that may have exceeded the FDIC and SIPC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair market value based on the short-term maturity of these instruments.

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

DECEMBER 31, 2016

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

DECEMBER 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Portfolio Company Investment Classification

The Company classifies its portfolio company investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Controlled Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-Controlled/Non-Affiliated Investments” are defined as investments that are neither Controlled Investments nor Affiliated Investments. At December 31, 2016 and 2015, the Company did not have any Controlled or Affiliated investments.

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

DECEMBER 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the impact of ASU No. 2016-01 will have any effect on its consolidated financial statements and related disclosures.

NOTE 3 - PORTFOLIO INVESTMENTS

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2016:

	Level 1	Level 2	Level 3	Total
Common Stock	$110,843	$-	$100,150	$210,993
LLC Membership	-	-	9,194	9,194
Convertible Preferred Stock	-	25,794	-	25,794
Convertible Debentures	-	-	250,000	250,000
Debenture	-	-	35,000	35,000
Warrants	23,846	-	80,046	103,892
Total Investments	$134,689	$25,794	$474,390	$634,873

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2015:

	Level 1	Level 2	Level 3	Total
Common Stock	$426,557	$-	$100,945	$527,502
Convertible Preferred Stock	-	146,201	159,194	305,395
Convertible Debentures	-	-	402,377	402,377
Debenture	-	-	30,000	30,000
Warrants	-	211,606	214,638	426,244
Total Investments	$426,557	$357,807	$907,154	$1,691,518

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 3 - PORTFOLIO INVESTMENTS (continued)

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$907,154	$549,043	$147,231
Purchase of investments at cost	5,000	584,582	500,795
Repayment of convertible debenture	-	(100,000)	-
Net realized gain	-	48,501	-
Net change in unrealized appreciation (depreciation) on investments	(328,603)	57,494	(98,983)
Net transfers in and/or out of Level 3 (1)	(109,161)	(232,466)	-
Balance at end of year	$474,390	$907,154	$549,043

	December 31, 2016	December 31, 2015
Net unrealized appreciation (depreciation) for Level 3 investments at period end	$(368,928)	$57,494

(1)

Transfers occurred due to the expiration of the restriction under Rule 144A of the Securities Act and to the development of an active market. A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level3 category as of the beginning of the period in which the reclassifications occur.

At December 31, 2016 and 2015, level 3 investments consisted of the following:

Investment Type	Fair Value at December 31, 2016	Valuation Technique	Unobservable inputs	Input
Common Stock	$100,150	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Convertible Debentures	$250,000	Recent Transactions	N/A	N/A
Debenture	$35,000	Recent Transaction	N/A	N/A
Warrant	$80,046	Black-Scholes Option Pricing Model	Volatility	38.6% to 136.9%
	$474,390

Investment Type	Fair Value at December 31, 2015	Valuation Technique	Unobservable inputs	Input
Common Stock	$100,150	Recent Transactions	N/A	N/A
Common Stock	$795	Recent Transactions	N/A	N/A
Convertible Preferred Stock	$150,000	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Convertible Debentures	$350,000	Recent Transactions	N/A	N/A
Convertible Debenture	$52,377	Comparable market value	Restriction discount	17.3%
Debenture	$30,000	Recent Transaction	N/A	N/A
Warrants	$165,077	Black-Scholes Option Pricing Model	Volatility	82.1%
Warrant	$49,561	Black-Scholes Option Pricing Model	Restriction discount	17.3%
	$907,154

If the price multiple or sales multiple were to increase or decrease, the fair value of the investments would increase or decrease, respectively. If the DLOM or restriction discount were to increase or decrease, the fair value of the investments would decrease or increase, respectively.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

On March 31, 2017, the Company’s board of directors approved the amendment and restatement of the original Certificate of Designation (See Note 11).

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 5 - EQUITY TRANSACTIONS

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

NOTE 6 - RELATED PARTY TRANSACTIONS

In January 2015, the Company entered into an agreement with its independent directors to issue each independent director of the board 112,500 options for the first quarter of 2015 and 37,500 on the first day of each quarter going forward at a strike price equal to the then fair market value. On January 1, 2015, each independent director of the Company’s board was issued 112,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30 for an aggregate of 337,500 options. Additionally, on April 1, 2015 and July 1, 2015, each independent director of the Company’s board was issued 37,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30 per share, the fair value of the Company’s common stock on the date of grant, expiring five years from the date of issuance for an aggregate of 225,000 options. In December 2015, the Company determined that, pursuant to 1940 Act, these stock options should not have been granted and accordingly, the stock options were canceled, all previously recorded compensation recognized of $62,758 was reversed, and the Company’s independent directors agreed to be compensated in cash at a rate of $10,000 per year of prior services to December 31, 2015 for an aggregate amount of $70,000, which has been reflected as an accrued expense at December 31, 2015 on the accompanying consolidated statements of assets and liabilities. As of December 31, 2016 and 2015, there are no options outstanding.

NOTE 7 - INCOME TAXES

The Company has elected to be treated as a RIC under the Internal Revenue Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its common stockholders as distributions. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s common stockholders and will not be reflected in the financial statements of the Company for the years in which it qualifies as a RIC. The Company has qualified as a RIC in 2016, 2015 and 2014 and was taxed as a C corporation (“C-Corp”) for 2013 and prior.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 7 - INCOME TAXES (continued)

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2016 and 2015, the Company had not recorded a liability for any unrecognized tax positions.

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

	December 31, 2016	December 31, 2015	December 31, 2014
Reduction of additional paid-in capital	$(447,812)	$(199,890)	$(188,825)
Accumulated net investment loss	$393,658	$217,172	$320,856
Accumulated net realized (gain) loss	$54,154	$(17,282)	$(132,031)

The following reconciles net decrease in net assets resulting from operations to taxable loss for the years ended December 31, 2016, 2015 and 2014:

	December 31, 2016	December 31, 2015	December 31, 2014
Net decrease in net assets resulting from operations	$(1,112,974)	$(409,498)	$(376,549)
Net unrealized (appreciation) depreciation not taxable	316,552	(8,142)	219,956
Dividend income (bad debt expense) not recognized on tax return	-	2,250	(2,250)
Realized loss on GAAP basis, not recognized on tax return	-	100,000	-
Taxable loss	$(796,422)	$(315,390)	$(158,843)

At December 31, 2016, 2015 and 2014, the components of accumulated net losses on a tax basis and a reconciliation to accumulated net losses on a book basis were as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Net unrealized depreciation	$(463,223)	$(146,671)	$(154,813)
Differences between book and tax loss on investments	(100,000)	(100,000)	-
Capital loss carry forward	(466,360)	(117,750)	-
Total accumulated losses—net, book basis	$(1,029,583)	$(364,421)	$(154,813)

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 7 - INCOME TAXES (continued)

At December 31, 2016 and 2015, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes were as follows:

	December 31, 2016	December 31, 2015
Tax cost	$1,098,096	$1,938,189
Gross unrealized appreciation	102,885	289,294
Gross unrealized depreciation	(566,108)	(535,965)
Total investments, at fair market value	$634,873	$1,691,518

At December 31, 2016, the Company had a net capital loss carryforward of $466,360, which can be used to offset future capital gains.

NOTE 8 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2016, 2015 and 2014:

Net asset value per common share data:	For the Year ended December 31,
	2016	2015	2014
Net asset value per common share, beginning of period	$0.04	$0.05	0.04
Net investment loss	(0.01)	(0.01)	(0.01)
Net realized gain (loss) on investments	(0.005)	0.00	0.00
Net change in unrealized appreciation (depreciation) on investments	(0.005)	0.00	0.00
Net decrease in net assets resulting from operations	(0.02)	(0.01)	(0.01)
Capital stock transactions:
Issuance of common stock	0.00	0.00	0.05
Offering costs from issuance of common stock	0.00	0.00	(0.03)
Net increase in net assets from capital stock transactions	0.00	0.00	0.02
Net asset value per common share, end of period	$0.02	$0.04	$0.05
Ratios and supplemental data:
Per share market price, end of period (1)	$0.25	$1.10	$2.00
Total return (2)	(56.60)%	(17.29)%	(17.84)%
Common shares outstanding, end of period	50,082,441	50,582,441	50,582,441
Weighted average common shares outstanding during period	50,195,829	50,582,441	47,914,895
Net assets, end of period	$846,506	$1,959,480	$2,368,978
Ratio of operating expenses to average net assets	(30.04)%	(11.81)%	(11.59)%
Ratio of net investment loss to average net assets	(26.66)%	(9.70)%	(10.70)%
Portfolio Turnover	26.35	32.13	60.84

1.	The shares of the Company's common stock were listed in the OTC Market beginning January 5, 2012. The Company’s shares were not actively traded during the years ended December 31, 2016, 2015 and 2014.
2.	Total return is based on the change in net asset value during the period, adjusted for the impact of capital stock transactions and related offering costs. Since the shares were not actively traded in 2016, 2015 or 2014, total return based on stock price has not been presented for the years ended December 31, 2016, 2015 and 2014.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 9 - CONCENTRATIONS AND CREDIT RISKS

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments and debt instruments (other than cash equivalents), which collectively represented approximately 48.9% and 69.0% of the Company’s total assets at December 31, 2016 and 2015, respectively. These investments consist of certain securities in companies with no readily determinable market values or in non-public companies, and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that certain of the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. Investments in non-public entities , should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. Additionally, the Company is classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.

NOTE 10 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2016
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Investment income	$17,502	$12,031	$11,256	$9,047
Operating expenses	126,633	147,888	93,097	75,876
Net investment loss	(109,131)	(135,857)	(81,841)	(66,829)
Net realized gain (loss) on investments	(6,836)	30,105	131	(426,164)
Net change in unrealized appreciation (depreciation) on investments	11,841	(328,587)	(349,795)	349,989

Net decrease in net assets from operations	$(104,126)	$(434,339)	$(431,505)	$(143,004)

Net asset value per share	$0.04	$0.03	$0.02	$0.02

	2015
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Investment income	$7,656	$5,186	$11,606	$22,693
Operating expenses	69,295	76,989	45,545	72,484
Net investment loss	(61,639)	(71,803)	(33,939)	(49,791)
Net realized gain (loss) on investments	(95,945)	(17,790)	59,220	(145,953)
Net change in unrealized appreciation (depreciation) on investments	186,037	105,697	(486,125)	202,533

Net increase (decrease) in net assets from operations	$28,453	$16,104	$(460,844)	$6,789

Net asset value per share	$0.05	$0.05	$0.04	$0.04

	2014
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Investment income	$3,003	$8,405	$4,510	$4,647
Operating expenses	33,520	37,022	151,048	47,845
Net investment loss	(30,517)	(28,617)	(146,538)	(43,198)
Net realized gain (loss) on investments	-	-	104,260	(11,983)
Net change in unrealized appreciation (depreciation) on investments	466,144	(401,343)	(293,023)	8,266

Net increase (decrease) in net assets from operations	$435,286	$(429,960)	$(335,301)	$(46,574)

Net asset value per share	$0.05	$0.04	$0.05	$0.05

NOTE 11 – SUBSEQUENT EVENT

On March 31, 2017, the Company’s board of directors approved the amendment and restatement of the original Certificate of Designation in order to expressly ensure that holders of the Company’s Preferred Stock have the right to elect at least two directors at all times, have complete priority over any other class as to distribution of assets and payments of dividends, and have equal voting rights with every other outstanding voting stock.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of December 31, 2016.

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

During the assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework)., Management identified the following deficiencies in its internal controls over financial reporting:

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

As of December 31, 2016, we concluded that such weaknesses continue to exist. Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal controls over financial reporting were not effective as of December 31, 2016

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Remediation Plans

We have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above.

●	In January 2016, we hired a Chief Compliance Officer to ensure that the Company remains in full compliance of the Investment Company Act of 1940 and administer the policies and procedures we created for the purpose of ensuring our compliance with federal securities laws (principally, the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Act of 1940).

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

Name and Business Address	Age	Position

Eric Weisblum	46	Chairman, Chief Executive Officer, President and Director
Adam Wasserman	52	Chief Financial Officer
Van E. Parker	69	Director
Leonard Schiller	74	Director
Joel A. Stone	72	Director

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

The Audit Committee of our Board has selected Friedman LLP as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2016. The Audit Committee, in its discretion and subject to approval by our Board in accordance with the 1940 Act, may direct the appointment of a different independent registered public accounting firm at any time during the year if it determines that such a change would be in the best interests of the Company and its stockholders.

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

To our knowledge, based solely on review of the copies of such reports, we believe that during the fiscal year ended December 31, 2016 all applicable Section 16(a) filing requirements were complied with by our executive officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our principal executive officer and our principal financial officer as of the end of fiscal year ended 2016, 2015 and 2014 (each a “named executive officer”). There were no highly compensated officers who had total compensation exceeding $100,000 for fiscal 2016, 2015 or 2014.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)

Eric Weisblum, Director and CEO (3)	2016 2015 2014	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	25,000 0 0	25,000 0 0

Adam Wasserman, CFO (1)	2016 2015 2014	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	60,000 26,612 0	60,000 26,612 0

Richard Brand, former CEO and Director (2)	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Vadim Mats, former CFO (2)	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)	Fees paid to Mr. Wasserman were paid to CFO Oncall, Inc., a company majority owned by. Mr. Wasserman.
(2)	Mr. Brand and Mr. Mats were officers of the Company during 2014 and through their respective resignation date in 2015.
(2)	Represents fees paid to Eric Weisblum as an independent contractor.

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

Compensation of Directors

During 2016, our directors received or accrued compensation for services rendered in 2016 in their capacity as directors as follows:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric Weisblum	0						0
Van E. Parker	10,000						10,000
Leonard Schiller	10,000						10,000
Joel A. Stone	10,000						10,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 22, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 50,082,441 shares of our common stock issued and outstanding as of March 22, 2017.  We do not have any outstanding options or warrants exercisable for or convertible into shares of our common stock.  The following table does not include 2,000,000 shares of common stock based on the 4,000 shares of Series A Convertible Preferred Stock held by Alpha Capital, each share of which is convertible by the holder at any time into 500 shares of common stock. Unless otherwise indicated, the address of each person listed is c/o Point Capital, Inc., c/o Mr. Eric Weisblum, 285 Grand Avenue, Building 5, Englewood, NJ 07631.

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

Our board of directors reviews and pre-approves audit and permissible non-audit services performed by our independent registered public accounting firms, Friedman LLP (“Friedman”) for 2016 and EisnerAmper LLP (“EisnerAmper”)  for 2015 as well as the fees for such services to ensure that the provision of such services is compatible with maintaining independence.

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

The following table shows the fees for services provided by Friedman LLP for the year ended December 31, 2016 and EisnerAmper for the year ended December 31, 2015:

	2016	2015
Audit Fees (1)	$77,080	$116,059
Audit Related Fees	-	-
Tax Fees (tax-related services)	-	7,425
All other fees	-	-
Total Fees	$77,080	$123,484

(1)	Audit fees - these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

PART IV

ITEM 15.	EXHIBITS

Exhibits	Description

3.1	Certificate of Incorporation of Gold Swap Inc.(1)

3.2	Amendment to Certificate of Incorporation(1)

3.3	Bylaws of Gold Swap Inc. (1)

3.4	Certificate of Incorporation of Point Capital, Inc. (2)

3.5	Bylaws of Point Capital, Inc. (2)

4.1	Form of Stock Certificate(1)

4.2	Certificate of Designation of the Series A Convertible Preferred Stock.(3)

10.1	Stock Purchase Agreement dated April 24, 2013 between Point Capital, Inc. and Alpha Capital Anstalt (3)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 on March 30, 2011.
(2)	Incorporated by reference to the corresponding exhibit filed with the Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 28, 2012.
(3)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K dated April 24, 2013 as filed with the Securities and Exchange Commission on April 30, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Point Capital, Inc.

Date: March 31, 2017	By:	/s/ Eric Weisblum
Eric Weisblum
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2017	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weisblum	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2017
Eric Weisblum

/s/ Adam Wasserman	Chief Financial Officer	March 31, 2017
Adam Wasserman	(Principal Financial and Accounting Officer)

/s/ Van E. Parker	Director	March 31, 2017
Van E. Parker

/s/ Leonard Schiller	Director	March 31, 2017
Leonard Schiller

/s/ Joel A. Stone	Director	March 31, 2017
Joel A. Stone

