Form 10-Q
period 2017-03-31
Point Capital, Inc.
filed 2017-05-17
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01038

POINT CAPITAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	27-3046338
(State of incorporation)	(IRS Employer ID Number)

285 Grand Avenue

Building 5

Englewood, New Jersey 07631

 (Address of principal executive offices)

(201) 408-5126

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2017, 50,082,441 shares of common stock, par value $0.0001 per share, were outstanding.

POINT CAPITAL, INC.

FORM 10-Q

March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Assets and Liabilities

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments at fair value
Non-controlled/Non-affiliated investments (cost of $1,109,176 and $1,098,096 at March 31, 2017 and December 31, 2016, respectively)	$1,516,778	$634,873
Cash and cash equivalents	495,037	579,209
Interest receivable	43,160	58,549
Prepaid expenses	26,549	26,973

Total Assets	$2,081,524	$1,299,604

LIABILITIES
Accounts payable and accrued expenses	$90,189	$53,098

Total Liabilities	90,189	53,098

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 shares designated; 4,000 shares issued and outstanding ($100 per share redemption value)	400,000	400,000

NET ASSETS
Common stock, $0.0001 par value, 100,000,000 shares authorized; 50,082,441 shares issued and outstanding at March 31, 2017 and December 31, 2016	5,009	5,009
Additional paid-in capital	1,871,080	1,871,080
Accumulated net investment loss	(138,312)	-
Accumulated undistributed net realized loss on investments	(554,044)	(566,360)
Unrealized appreciation (depreciation) on investments	407,602	(463,223)

Total Net Assets	1,591,335	846,506

Total Liabilities and Net Assets	$2,081,524	$1,299,604

Net Asset Value per Common Share	$0.03	$0.02

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
INVESTMENT INCOME:
Non-controlled/Non-affiliated investments:
Interest income	$7,434	$17,502

Total investment income	7,434	17,502

OPERATING EXPENSES:
Compensation expense	45,000	27,500
Professional fees	77,610	84,783
Filing fees	1,138	708
Insurance expense	8,924	8,190
Bad debt expense	6,750	-
General and administrative expenses	6,324	5,452

Total operating expenses	145,746	126,633

NET INVESTMENT LOSS	(138,312)	(109,131)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments
Non-controlled/Non-affiliated investments	12,316	(6,836)
Net unrealized gain on investments
Non-controlled/Non-affiliated investments	870,825	11,841

Net realized and unrealized gain on investments	883,141	5,005

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$744,829	$(104,126)

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Net Assets

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

					Accumulated
				Accumulated	Undistributed Net	Unrealized Appreciation
	Common Stock, $0.0001 Par Value		Additional Paid In	Net Investment	Realized Gain (Loss) On	(Depreciation) on	Total
	Shares	Amount	Capital	Loss	Investments	Investments	Net Assets
Balance - December 31, 2015	50,582,441	$5,059	$2,318,842	$-	$(217,750)	$(146,671)	$1,959,480

Cancellation of shares	(500,000)	(50)	50	-	-	-	-

Net (decrease) increase in net assets resulting from operations	-	-	-	(109,131)	(6,836)	11,841	(104,126)

Balance - March 31, 2016 (Unaudited)	50,082,441	$5,009	$2,318,892	$(109,131)	$(224,586)	$(134,830)	$1,855,354

Balance - December 31, 2016	50,082,441	$5,009	$1,871,080	$-	$(566,360)	$(463,223)	$846,506

Net (decrease) increase in net assets resulting from operations	-	-	-	(138,312)	12,316	870,825	744,829

Balance - March 31, 2017 (Unaudited)	50,082,441	$5,009	$1,871,080	$(138,312)	$(554,044)	$407,602	$1,591,335

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$744,829	$(104,126)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	-	(98,727)
Net realized (gain) loss on investments	(12,316)	6,836
Net unrealized gain on investments	(870,825)	(11,841)
Proceeds from sale of investments	17,236	78,371
Non-cash interest income	-	(5,000)
Bad debt expense	6,750
Increase in interest receivable	(7,361)	(12,500)
Decrease in prepaid expenses	424	10,065
Increase (decrease) in accounts payable and accrued expenses	37,091	(53,450)

Net Cash Used In Operating Activities	(84,172)	(190,372)

Net decrease in cash and cash equivalents	(84,172)	(190,372)

Cash and Cash Equivalents - Beginning of Period	579,209	722,764

Cash and Cash Equivalents - End of Period	$495,037	$532,392

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to unaudited consolidated financial statements.

 POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

(Unaudited)

					Fair	% of
United States (U.S.) Company	Industry	Type of Investment	Principal/Shares	Cost	Value	Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc. (2)	Application Software	Common Stock	136,879	$75,279	$45,170	2.84%
Accelerize, Inc. (2)	Application Software	Warrants	60,000	38,533	7,666	0.48%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	4,069	0.26%

Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Series A Convertible Preferred Stock	$100,000	-	-	0.00%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Warrants	750,000	-	-	0.00%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	825	14,159	953	0.06%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	2,589	31,021	575	0.04%

DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	100,150	6.29%
DatChat Inc. (1)	Application Software	10% Debenture (Due 12/2016)	$35,000	35,000	35,000	2.20%

Home Bistro, Inc.(1)	Personal Services	15% Convertible Debenture (Due 11/2015)	$150,000	150,000	150,000	9.43%
Home Bistro, Inc. (1) (2)	Personal Services	Warrants	75,000	-	-	0.00%

IPSIDY INC. (formerly ID Global Solutions Corporations) (1)	Biometric Technology	Common Stock	3,881,667	84,676	776,334	48.79%
IPSIDY INC. (formerly ID Global Solutions Corporations) (1) (2)	Biometric Technology	Warrants	2,200,000	38,219	349,142	21.94%

iNeedMD Holdings, Inc. (1) (2)	Health Care Supplies	Common Stock	25,000	795	7,500	0.47%

MabVax Therapeutics Holdings Inc. (1) (2)	Biotechnology	Warrants	9,009	30,674	4	0.00%

MultiMedia Platforms, Inc.(1)	Multimedia Technology	9% Debenture (Due 7/2016)	$100,000	38,461	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Common Stock	15,000	4,500	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Warrants	333,334	61,539	-	0.00%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series D Convertible Preferred Stock	23,449	11,724	9,989	0.63%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Common Stock	531,020	26,552	11,311	0.71%

Pershing Gold Corp.(2)	Mining Exploration	Warrants	6,838	9,965	-	0.00%

Pish Posh Baby, LLC.(1)(2)	Online Retail - Specialty Apparel	Membership Units	19,155	149,988	9,194	0.58%

Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Common Stock	100,000	74,000	4,290	0.27%
Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	1,500	0.09%

Rennova Health, Inc. (1) (2)	Biotechnology	Warrants	160,000	1,600	3,200	0.20%

Vapor Corp. (1) (2)	Tobacco	Warrants	0	48,513	-	0.00%

Xtant Medical Holdings, Inc.	Health Care Supplies	Warrants	11,513	31,773	731	0.05%

Total Non-controlled/Non-affiliated investments				$1,109,176	$1,516,778	95.33%

Net Assets at March 31, 2017					$1,591,335

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.

(2) Securities are not income producing.

See accompanying notes to unaudited consolidated financial statements.

 POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

					Fair	% of
United States (U.S.) Company	Industry	Type of Investment	Principal/Shares	Cost	Value	Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc. (2)	Application Software	Common Stock	136,879	$75,279	$71,177	8.41%
Accelerize, Inc. (2)	Application Software	Warrants	60,000	38,533	16,617	1.96%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	1,418	0.17%

Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Series A Convertible Preferred Stock	$100,000	-	-	0.00%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Warrants	750,000	-	-	0.00%

Aytu Bioscience, Inc. (1) (2)	Biotechnology	Warrants	67,709	2,625	20,005	2.36%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	825	14,159	1,044	0.12%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	2,589	31,021	41	0.00%

DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	100,150	11.83%
DatChat Inc. (1)	Application Software	10% Debenture (Due 12/2016)	$35,000	35,000	35,000	4.13%

Home Bistro, Inc.(1)	Personal Services	15% Convertible Debenture (Due 11/2015)	$150,000	150,000	150,000	17.72%
Home Bistro, Inc. (1) (2)	Personal Services	Warrants	75,000	-	-	0.00%

ID Global Solutions Corporations (1)	Biometric Technology	10% Debenture (Due 7/2016)	$100,000	61,781	100,000	11.81%
ID Global Solutions Corporations (1)	Biometric Technology	Common Stock	20,000	9,190	1,000	0.12%
ID Global Solutions Corporations (1) (2)	Biometric Technology	Warrants	2,200,000	38,219	59,836	7.07%

iNeedMD Holdings, Inc. (1) (2)	Health Care Supplies	Common Stock	25,000	795	7,500	0.89%

MabVax Therapeutics Holdings Inc. (1) (2)	Biotechnology	Warrants	9,009	30,674	682	0.08%

MultiMedia Platforms, Inc.(1)	Multimedia Technology	9% Debenture (Due 7/2016)	$100,000	38,461	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Common Stock	15,000	4,500	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Warrants	333,334	61,539	-	0.00%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series D Convertible Preferred Stock	23,449	11,724	25,794	3.05%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Common Stock	531,020	26,552	29,206	3.45%

Pershing Gold Corp.(2)	Mining Exploration	Warrants	6,838	9,965	-	0.00%

Pish Posh Baby, LLC.(1)(2)	Online Retail - Specialty Apparel	Membership Units	19,155	149,988	9,194	1.09%

Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Common Stock	100,000	74,000	1,960	0.23%
Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	110	0.01%

Rennova Health, Inc. (1) (2)	Biotechnology	Warrants	160,000	1,600	3,840	0.45%

Vapor Corp. (1) (2)	Tobacco	Common Stock	0	-	-	0.00%
Vapor Corp. (1) (2)	Tobacco	Warrants	0	48,513	-	0.00%

Xtant Medical Holdings, Inc.	Health Care Supplies	Warrants	11,513	31,773	299	0.04%

Total Non-controlled/Non-affiliated investments				$1,098,096	$634,873	74.99%

Net Assets at December 31, 2016					$846,506

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.

(2) Securities are not income producing.

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS BY INDUSTRY

March 31, 2017 (Unaudited) and December 31, 2016

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2017 and December 31, 2016

	March 31, 2017 (Unaudited)		December 31, 2016
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Application Software	$187,986	12.39%	$222,944	35.12%
Biometric Technology	1,125,476	74.20%	160,836	25.33%
Biotechnology	13,063	0.86%	28,015	4.41%
Communications Equipment	21,300	1.40%	55,000	8.66%
Health Care Equipment	953	0.06%	1,044	0.16%
Health Care Supplies	8,231	0.54%	7,799	1.23%
Life Sciences Tools & Services	575	0.04%	41	0.01%
Online Retail - Specialty Apparel	9,194	0.61%	9,194	1.45%
Personal Services	150,000	9.89%	150,000	23.63%
	$1,516,778	100.00%	$634,873	100.00%

See accompanying notes to unaudited consolidated financial statements

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

On March 27, 2014, the Company formed a wholly-owned subsidiary, Hemp Funding, Inc., to invest in companies that are positioned for growth in the legal cannabis industry. The subsidiary has not made any investments to date and is inactive.

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

All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2017, and the results of operations and cash flows for the three months ended March 31, 2017 have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2016, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017. The consolidated balance sheet and consolidated schedule of investments as of December 31, 2016, contained herein, were derived from those consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the three months ended March 31, 2017 and 2016 include the valuation of the Company’s investments.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. At March 31, 2017, the Company had cash balances exceeding the FDIC and SIPC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair market value based on the short-term maturity of these instruments.

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

Net Realized Gain or Loss and Net Change in Unrealized Appreciation or Depreciation of Portfolio Investments

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

MARCH 31, 2017

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

Portfolio Company Investment Classification

The Company classifies its portfolio company investments in accordance with the requirements of the 1940 Act.  Under the 1940 Act, “Controlled Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation.  Under the 1940 Act, “Affiliated Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities.  Under the 1940 Act, “Non-Controlled/Non-Affiliated Investments” are defined as investments that are neither Controlled Investments nor Affiliated Investments. At March 31, 2017 and December 31, 2016, the Company did not have any Controlled or Affiliated investments.

Revenue Recognition

The Company records interest and dividend income on an accrual basis to the extent that the Company expects to collect such amounts.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Company must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. Additionally, if more than 25% of the Company’s total assets is invested in the securities of one entity, the Company would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes.

At March 31, 2017, the Company failed this diversification test since the Company’s investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDGS”) accounted for approximately 54% of the Company’s total assets. The Company may be eligible for relief under certain RIC provisions. A fund which meets the requirements of the diversification test at the close of any quarter shall not lose its status as a RIC because of a discrepancy during a subsequent quarter between the value of its various investments and such requirements unless such discrepancy exists immediately after the acquisition of any security or other property and is wholly or partly the result of such acquisition. This discrepancy was not caused by the acquisition of any security. Accordingly, the Company believes it would not lose its status as a RIC even though it failed to satisfy the diversification requirements since the discrepancy resulted from the fluctuation in the fair value of the IDGS investment. Additionally, the failure was not a result of willful neglect. If the Company decides to retain its status as a RIC, the Company must dispose of the asset causing the failure within six months of the end of the quarter in which it identified the failure to cure the failure unless the Company would otherwise be in compliance within the six month period and the Company may be required to pay an excise tax of $50,000. If the Company does not retain its status as a RIC, the Company will be subject to income taxes at corporate tax rates. The loss of the Company’s status as a RIC is not expected to have any impact on the Company’s financial position or results of operations. The Company may decide not to retain its status as RIC and it cannot provide assurance that it would qualify for any such relief should the Company fail to divest of this asset in the six-month period.

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

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 3 – PORTFOLIO INVESTMENTS

The following are the Company’s investments owned by levels within the fair value hierarchy at March 31, 2017 (unaudited):

	Level 1	Level 2	Level 3	Total
Common Stock	$71,271	$-	$873,484	$944,755
LLC Membership	-	-	9,194	9,194
Convertible Preferred Stock	-	9,989	-	9,989
Convertible Debentures	-	-	150,000	150,000
Debenture	-	-	35,000	35,000
Warrants	3,200	-	364,640	367,840
Total Investments	$74,471	$9,989	$1,432,318	$1,516,778

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2016:

	Level 1	Level 2	Level 3	Total
Common Stock	$110,843	$-	$100,150	$210,993
LLC Membership	-	-	9,194	9,194
Convertible Preferred Stock	-	25,794	-	25,794
Convertible Debentures	-	-	250,000	250,000
Debenture	-	-	35,000	35,000
Warrants	23,846	-	80,046	103,892
Total Investments	$134,689	$25,794	$474,390	$634,873

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Balance at beginning of year	$474,390	$907,154
Interest receivable converted to common stock, at cost	16,000	5,000
Net change in unrealized appreciation (depreciation) on investments	941,928	(66,563)
Net transfers out of Level 3 (1)	-	(150,000)
Balance at end of period	$1,432,318	$695,591

	March 31,	December 31,
	2017	2016
	(Unaudited)
Net unrealized appreciation (depreciation) for Level 3 investments at period end	$524,486	$(368,928)

(1)	Transfers occurred due to the expiration of the restriction under Rule 144A of the Securities Act and to the development of an active market. A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 3 – PORTFOLIO INVESTMENTS (continued)

At March 31, 2017 and December 31, 2016, level 3 investments consisted of the following:

Investment Type	Fair Value at March 31, 2017 (Unaudited)	Valuation Technique	Unobservable inputs	Input
Common Stock	$873,484	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Convertible Debentures	$150,000	Recent Transactions	N/A	N/A
Debenture	$35,000	Recent Transaction	N/A	N/A
Warrants	$364,640	Black-Scholes Option Pricing Model	Volatility	26.0% to 144.2%
	$1,432,318

Investment Type	Fair Value at December 31, 2016	Valuation Technique	Unobservable inputs	Input
Common Stock	$100,150	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Convertible Debentures	$250,000	Recent Transactions	N/A	N/A
Debenture	$35,000	Recent Transaction	N/A	N/A
Warrants	$80,046	Black-Scholes Option Pricing Model	Volatility	38.6% to 136.9%
	$474,390

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

MARCH 31, 2017

NOTE 4 - REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK (continued)

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

On March 31, 2017, the Company’s board of directors approved the amendment and restatement of the original Certificate of Designation in order to expressly ensure that holders of the Company’s Preferred Stock have the right to elect at least two directors at all times, have complete priority over any other class as to distribution of assets and payments of dividends, and have equal voting rights with every other outstanding voting stock. On May 11, 2017, the Company filed this amendment and restatement with the State of Delaware.

NOTE 5 – CONCENTRATIONS AND CREDIT RISKS

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments and debt instruments (other than cash equivalents), which collectively represented approximately 72.9% and 48.9% of the Company’s total assets at March 31, 2017 and December 31, 2016, respectively. These investments consist of certain securities in companies with no readily determinable market values or in non-public companies, and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that certain of the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. Investments in non-public entities should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, the Company is classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 6 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Net asset value per common share data:
Net asset value per common share, beginning of period	$0.02	$0.04
Net investment loss	(0.00)	(0.00)
Net realized gain (loss) on investments	0.00	(0.00)
Net change in unrealized appreciation (depreciation) on investments	0.01	0.00
Net increase (decrease) in net assets resulting from operations	0.01	(0.00)
Net asset value per common share, end of period	$0.03	$0.04
Ratios and supplemental data:
Per share market price, end of period (1)	$0.50	$1.00
Total return (2)	88.00%	(5.32)%
Common shares outstanding, end of period	50,082,441	50,082,441
Weighted average common shares outstanding during period	50,082,441	50,538,485
Net assets, end of period	$1,591,335	$1,855,354
Ratio of operating expenses to average net assets	(14.38)%	(6.60)%
Ratio of net investment loss to average net assets	(13.65)%	(5.69)%
Portfolio Turnover	1.60	6.65

(1)	The shares of the Company's common stock were listed in the OTC Market beginning on January 5, 2012. The Company’s shares were not actively traded through March 31, 2017.
(2)	Total return is based on the change in net asset value during the period, adjusted for the impact of capital stock transactions and related offering costs. Since the shares were not actively traded during the period presented, total return based on stock price has not been presented for the three months ended March 31, 2017 and 2016.

NOTE 7 – RISKS AND UNCERTAINTIES

As a business development company, the Company must continue to comply with numerous rules and regulations under the 1940 Act, including without limitation, maintaining at least 70% of its total assets as "qualifying assets", having a majority of non-interested directors on its board, maintaining its securities under specific regulations, and the Company must meet certain diversification tests. Currently, the Company is not in compliance. The Company failed the diversification test since the Company’s investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDGS”) accounted for approximately 54% of the Company’s total assets. Although the Company may be eligible for relief under certain RIC provisions, such relief may require that the Company dispose of its investment in IDGS. Such dispositions could have a material adverse effect on the Company and its stockholders. The Company may need to dispose of such investments quickly, which would make it difficult to dispose of such investments on favorable terms. In addition, because these types of investments will generally be illiquid, the Company may have difficulty in finding a buyer and, even if it does find a buyer, the Company may have to sell the investments at a loss. If the Company loses its status as a business a business development company, this would have a material adverse effect on the Company’s ability to invest, on the Company’s operating results, financial condition and ability to pay dividends, and on the value of its common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “Point Capital”, “Company”, “we”, “our” or “us” refer to Point Capital, Inc. unless the context otherwise indicates.

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

Portfolio Update

As of March 31, 2017, we held 18 portfolio companies. All are non-controlled and non-affiliated investments.

Accelerize, Inc. (ACLZ) – As of March 31, 2017, we own 136,879 shares of common stock and 60,000 warrants of Accelerize Inc., an OTCQB listed company. Each warrant expires on August 18, 2020 and is exercisable at an exercise price of $1.32 per common share. ACLZ owns and operates CAKE, a Software-as-a-Service, or SaaS, platform providing online tracking and analytics solutions for advertisers and online marketers. The Company provides software solutions for businesses interested in optimizing their digital advertising spend.

Actinium Pharmaceuticals Inc. (ATNM) - As of March 31, 2017, we own 29,250 warrants of Actinium Pharmaceuticals Inc., a NYSE listed company. ATNM operates as a biopharmaceutical company that develops alpha particle immunotherapeutic and other radiopharmaceuticals for select applications. The warrants expire on February 11, 2019 and are exercisable at $6.50 per common share.

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

Cesca Therapeutics, Inc. (KOOL) - As of March 31, 2017, we own 825 warrants (adjusted to reflect 1 for 20 reverse split effective March 7, 2016) of Cesca Therapeutics, Inc., a Nasdaq-listed company, who operates as a supplier of products targeting the worldwide adult stem cell market. The company offers automated and semi-automated devices and single-use processing disposables that enable the collection, processing and cryopreservation of stem cells and other cellular tissues from cord blood and bone marrow used in regenerative medicine. These warrants are exercisable at a price of $31.00 per share and expire on June 18, 2019.

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

ID Global Solution Corp. (IDGS) - On June 25, 2015, we completed an investment of $100,000 in a 10% convertible debenture and 2,200,000 warrants of ID Global Solution Corp., an OTCPinks listed company. We had the right to convert all or any portion of the then aggregate outstanding principal amount of this debenture, together with any accrued and unpaid interest thereon, into shares of common stock of IDGS at a conversion price of $.03 per share. Each warrant expires on June 25, 2020 and is exercisable at an exercise price of $0.05. In March 2016, we purchased 20,000 common shares IDGS of for $9,190 and during the three months ended March 31, 2017, we sold 5,000 common shares. In January 2017, we converted the $100,000 10% convertible debt and accrued interest receivable of $16,000 into 3,866,667 share common shares of IDGS. ID Global Solution Corp. is an international biometrics and payment processing company with a unique technology platform that provides valuable, secure payment processing for consumers as well as for merchants.

iNeedMD Holdings, Inc. (NEMD) - On October 15, 2014, we completed a $795 investment in 25,000 shares of common stock of iNeedMD Holdings Inc., an OTCPinks listed company that manufactures medical devices that acquires and transmits health related data.

MabVax Therapeutics Holdings Inc. (MBVX) - As of March 31, 2017, we own 9,009 warrants (adjusted to reflect 1 for 7.4 reverse split effective August 16, 2016) of MabVax Therapeutics Holdings Inc., a NASDAQ listed company. Each warrants expire on October 6, 2017 and are exercisable at $11.10 per common share. MabVax Therapeutics Holdings Inc. is a biopharmaceutical company that discovers, develops, and commercializes small molecule drugs to treat serious diseases. MVBX’s most advanced product development programs are for the treatment of cancer and diabetes.

MultiMedia Platforms Inc. (MMPW) - On July 6, 2015, we completed an investment of $100,000 in a 9% convertible debenture and 333,334 warrants of MultiMedia Platforms Inc., an OTCQB listed company. We have the right to convert all or any portion of the then aggregate outstanding principal amount of this note, together with any accrued and unpaid interest thereon, into shares of common stock of MMPW at the lower of $.30 per share or at such price that equals 85% of the price of the MMPW’s common stock or common stock equivalent sold at the next equity or convertible debt financing with gross proceeds to MMPW of no less than $1,000,000. Each warrant expires on July 6, 2019 and is exercisable at an exercise price equal to the lesser of (i) $0.75 or (ii) 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to MMPW of no less than $1,000,000. In October 2015, we received 15,000 common shares of MMPW as payment of accrued interest receivable. MultiMedia Platforms Inc. is a multimedia technology and publishing company that integrates print media with social media, and related online platforms, to deliver information and advertising to niche markets. On October 4, 2016, MMPW filed a voluntary petition under Chapter 11 of Title 11 under the United States Code. The cases were filed in the United States Bankruptcy Court, Southern District of Florida. Accordingly, at March 31, 2017, our investment in MMPW is valued at zero.

Orbital Tracking Corp. (TRKK) - On October 10, 2014, we completed a $150,000 investment in 200,000 shares of Series C Preferred Stock and 100,000 shares of Series D Preferred Stock of Orbital Tracking Corp., an OTCQB listed company that provides satellite telecommunications voice airtime, tracking devices and services, and ground station construction. TRKK provides mobile voice and data communications services globally via satellite. During 2016, each share of Series C Preferred converted into 10 shares of TRKK common stock for an aggregate of 2,000,000 common shares. Each share of Series D Preferred converts into 20 shares of TRKK common stock for an aggregate of 2,000,000 common shares. On June 6, 2016, we converted 76,551 Series D preferred shares into 1,531,020 shares of TRKK common stock, At March 31, 2017, we own 23,449 Series D preferred shares which are convertible into 468,980 shares of common stock, and 531,020 common shares.

Pershing Gold Corp. (PGLC) - As of March 31, 2017, we own 6,838 warrants in Pershing Gold Corp., a NASDAQ listed company. Each warrant expires on April 10, 2017 and is exercisable at an exercise price of $7.92. PGLC operates as a gold exploration company that seeks out and develops gold exploration and development properties in the state of Nevada.

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

Results of Operations

For the three months ended March 31, 2017 and 2016, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes (i) net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net change in unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Investment Income:  For the three months ended March 31, 2017 and 2016, we earned interest income of $7,434 and $17,502, respectively, primarily resulting from interest earned on convertible debt and other debt. The decrease was attributable to a decrease in income-earning investments.

Operating Expenses: For the three months ended March 31, 2017 and 2016, total operating expenses consisted of the following:

	For the Three Months
	Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Compensation expense	$45,000	$27,500
Professional fees	77,610	84,783
Filing fees	1,138	708
Insurance expense	8,924	8,190
Bad debt	6,750	-
General and administrative expenses	6,324	5,452

Total operating expenses	$145,746	$126,633

Changes in operating expenses primarily consisted of the following:

Compensation expense: For the three months ended March 31, 2017, we incurred compensation expense of $45,000 as compared $27,500 for the three months ended March 31, 2016, an increase of $17,500 or 63.6%. During the three months March 31, 2017, compensation paid to our chief executive officer was $15,000 as compared to $0 during the three months ended March 31, 2016.

Professional fees: For the three months ended March 31, 2017, professional fees decreased by $7,173 or 8.5% as compared to the three months ended March 31, 2016. These decreases was attributable to a decrease in legal fees of $22,373 and a decrease in consulting fees of $6,000 offset by an increase in accounting fees of $21,200.

Bad debt expense: For the three months ended March 31, 2017, we wrote off interest receivable of $6,750 deemed uncollectable. We did not incur bad debt expense in the 2016 period.

Net Investment loss: For the three months ended March 31, 2017 and 2016, net investment loss amount to $138,312 and $109,131, respectively.

Net Realized And Unrealized (Loss) Gain On Investments:

Net Realized Gain (Loss) on Investments: During the three months ended March 31, 2017 and 2016, we disposed of certain investment positions and recognized a net realized gain (loss) of $12,316 and $(6,836), respectively.

Net Change in Unrealized Loss on Investments: At March 31, 2017 and December 31, 2016, we had a cost basis in our portfolio companies of $1,109,176 and $1,098,096 with a fair market value of $1,516,778 and $634,873, respectively. The net unrealized gain on investments for the three months ended March 31, 2017 and 2016 was $870,825 and $11,841, respectively. During the three months ended March 31, 2017, we converted our debt investment in Ipsidy, Inc. (f/k/s ID Global Solutions, Inc,) of $100,000 and the related interest receivable of $16,000 into 3,866,667 common shares of Ipsidy, Inc. Based on our analysis of the fair value of our investments in Ipsidy, Inc., for the three months ended March 31, 2017, we recorded an unrealized gain of approximately $951,000.

Net Decrease in Net Assets Resulting from Operations For the three months ended March 31, 2017 and 2016, the net increase (decrease) in net assets resulting from operations was $744,829 and $(104,126), respectively.

Liquidity and Capital Resources

As of March 31, 2017, we had $495,037 in cash and cash equivalents, compared to $579,209 as of December 31, 2016, a decrease of $84,172. We primarily used operating cash to pay professional fees and compensation expense.

The Company believes that our existing available cash will enable the Company to meet its working capital requirements for at least 12 months from the date of this report.

The Company has no agreements or arrangements to raise capital.

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

We did not have any distributable income as of March 31, 2017 or 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.

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

As of March 31, 2017, we concluded that such weaknesses continue to exist. Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal controls over financial reporting were not effective as of March 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Pursuant to a Preferred Stock Agreement, we agreed that as long as the purchasers of its Series A Preferred Stock are holding said shares, we would comply in all respects with our reporting and filing obligations under the Exchange Act. We did not file our annual report for the year ended December 31, 2015 and our quarterly reports for the period ended March 31, 2016 and June 30, 2016, in a timely manner. We are currently not in breach of our agreement to remain current. The purchase agreement does not provide for any immediate consequence or default provision such as a reduction in the conversion price of the Series A Preferred, immediate redemption or the like.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock *

31.1	Rule 13a-14(a)/15d14(a) Certifications of Principal Executive Officer*

31.2	Rule 13a-14(a)/15d14(a) Certifications of Principal Financial Officer*

32.1	Section 1350 Certifications of Principal Executive Officer*

32.2	Section 1350 Certifications of Principal Financial Officer*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT CAPITAL, INC.

Dated: May 17, 2017	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 17, 2017	By:	/s/ Adam Wasserman
	Name:	Adam Wasserman
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

