Form 10-Q
period 2017-06-30
Point Capital, Inc.
filed 2017-08-14
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2017

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

As of August 11, 2017, 50,082,441 shares of common stock, par value $0.0001 per share, were outstanding.

POINT CAPITAL, INC.

FORM 10-Q

June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

POINT CAPITAL, INC.

Statements of Assets and Liabilities

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments at fair value
Non-controlled/Non-affiliated investments (cost of $1,090,716 and $1,098,096 at June 30, 2017 and December 31, 2016, respectively)	$1,504,654	$634,873
Cash and cash equivalents	365,960	579,209
Interest receivable	49,660	58,549
Prepaid expenses	15,624	26,973

Total Assets	$1,935,898	$1,299,604

LIABILITIES
Accounts payable and accrued expenses	$20,597	$53,098

Total Liabilities	20,597	53,098

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 shares designated; 4,000 shares issued and outstanding ($100 per share redemption value)	400,000	400,000

NET ASSETS
Common stock, $0.0001 par value, 100,000,000 shares authorized; 50,082,441 shares issued and outstanding at June 30, 2017 and December 31, 2016	5,009	5,009
Additional paid-in capital	1,871,080	1,871,080
Accumulated net investment loss	(209,400)	-
Accumulated undistributed net realized loss on investments	(565,326)	(566,360)
Unrealized appreciation (depreciation) on investments	413,938	(463,223)

Total Net Assets	1,515,301	846,506

Total Liabilities and Net Assets	$1,935,898	$1,299,604

Net Asset Value per Common Share	$0.03	$0.02

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC.

Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INVESTMENT INCOME:
Non-controlled/Non-affiliated investments:
Interest income	$6,540	$12,031	$13,974	$29,533

Total investment income	6,540	12,031	13,974	29,533

OPERATING EXPENSES:
Compensation expense	45,000	30,000	90,000	57,500
Professional fees	15,067	100,975	92,677	185,758
Filing fees	1,624	984	2,762	1,692
Insurance expense	8,925	6,990	17,849	15,180
Bad debt expense	-	-	6,750	-
General and administrative expenses	7,012	8,939	13,336	14,391

Total operating expenses	77,628	147,888	223,374	274,521

NET INVESTMENT LOSS	(71,088)	(135,857)	(209,400)	(244,988)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments
Non-controlled/Non-affiliated investments	(11,282)	30,105	1,034	23,269
Net unrealized gain (loss) on investments
Non-controlled/Non-affiliated investments	6,336	(328,587)	877,161	(316,746)

Net realized and unrealized gain (loss) on investments	(4,946)	(298,482)	878,195	(293,477)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(76,034)	$(434,339)	$668,795	$(538,465)

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC.

Statements of Changes in Net Assets

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

					Accumulated
					Undistributed Net	Unrealized
	Common Stock, $0.0001 Par Value		Additional Paid In	Accumulated Net Investment	Realized Gain (Loss) On	Appreciation (Depreciation) on	Total
	Shares	Amount	Capital	Loss	Investments	Investments	Net Assets

Balance - December 31, 2015	50,582,441	$5,059	$2,318,842	$-	$(217,750)	$(146,671)	$1,959,480

Cancellation of shares	(500,000)	(50)	50	-	-	-	-

Net (decrease) increase in net assets resulting from operations	-	-	-	(244,988)	23,269	(316,746)	(538,465)

Balance - June 30, 2016 (Unaudited)	50,082,441	$5,009	$2,318,892	$(244,988)	$(194,481)	$(463,417)	$1,421,015

Balance - December 31, 2016	50,082,441	$5,009	$1,871,080	$-	$(566,360)	$(463,223)	$846,506

Net (decrease) increase in net assets resulting from operations	-	-	-	(209,400)	1,034	877,161	668,795

Balance - June 30, 2017 (Unaudited)	50,082,441	$5,009	$1,871,080	$(209,400)	$(565,326)	$413,938	$1,515,301

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC.

Statements of Cash Flows

	For the Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$668,795	$(538,465)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	-	(183,726)
Net realized (gain) loss on investments	(1,034)	(23,269)
Net unrealized (gain) loss on investments	(877,161)	316,746
Proceeds from sale of investments	24,414	165,273
Non-cash interest income	-	(5,000)
Bad debt expense	6,750	-
Increase in interest receivable	(13,861)	(24,527)
Decrease in prepaid expenses	11,349	15,084
Decrease in accounts payable and accrued expenses	(32,501)	(18,169)

Net Cash Used In Operating Activities	(213,249)	(296,053)

Net decrease in cash and cash equivalents	(213,249)	(296,053)

Cash and Cash Equivalents - Beginning of Period	579,209	722,764

Cash and Cash Equivalents - End of Period	$365,960	$426,711

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Interest receivable converted into investments	$16,000	$2,152

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC.

SCHEDULE OF INVESTMENTS

June 30, 2017

(Unaudited)

						% of
United States (U.S.) Company	Industry	Type of Investment	Principal/Shares	Cost	Fair Value	Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc. (2)	Application Software	Common Stock	136,879	$75,279	$41,064	2.71%
Accelerize, Inc. (2)	Application Software	Warrants	60,000	38,533	6,213	0.41%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	896	0.06%

Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Series A Convertible Preferred Stock	$100,000	-	-	0.00%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Warrants	750,000	-	-	0.00%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	825	14,159	872	0.06%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	2,589	31,021	469	0.03%

DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	100,150	6.61%
DatChat Inc. (1)	Application Software	10% Debenture (Due 12/2016)	$35,000	35,000	35,000	2.31%

Home Bistro, Inc.(1)	Personal Services	15% Convertible Debenture (Due 11/2015)	$150,000	150,000	150,000	9.90%
Home Bistro, Inc. (1) (2)	Personal Services	Warrants	75,000	-	-	0.00%

IPSIDY INC. (formerly ID Global Solutions Corporations) (1)	Biometric Technology	Common Stock	3,866,667	77,781	773,334	51.04%
IPSIDY INC. (formerly ID Global Solutions Corporations) (1) (2)	Biometric Technology	Warrants	2,200,000	38,219	343,650	22.68%

iNeedMD Holdings, Inc. (1) (2)	Health Care Supplies	Common Stock	25,000	795	23,625	1.56%

MabVax Therapeutics Holdings Inc. (1) (2)	Biotechnology	Warrants	9,009	30,674	-	0.00%

MultiMedia Platforms, Inc.(1)	Multimedia Technology	9% Debenture (Due 7/2016)	$100,000	38,461	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Common Stock	15,000	4,500	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Warrants	333,334	61,539	-	0.00%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series D Convertible Preferred Stock	23,449	11,724	6,988	0.46%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Common Stock	531,020	26,552	7,912	0.52%

Pish Posh Baby, LLC.(1)(2)	Online Retail - Specialty Apparel	Membership Units	19,155	149,988	9,194	0.61%

Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Common Stock	100,000	74,000	3,100	0.20%
Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	1,150	0.08%

Vapor Corp. (1) (2)	Tobacco	Warrants	0	48,513	-	0.00%

Xtant Medical Holdings, Inc.	Health Care Supplies	Warrants	11,513	31,773	1,037	0.07%

Total Non-controlled/Non-affiliated investments				$1,090,716	$1,504,654	99.31%

Net Assets at June 30, 2017					$1,515,301

(1)	Securities are exempt from registration under Rule 144A promulgated under the Securities Act.

(2)	Securities are not income producing.

See accompanying notes to unaudited consolidated financial statements.

POINT CAPITAL, INC.

SCHEDULE OF INVESTMENTS

December 31, 2016

						% of
United States (U.S.) Company	Industry	Type of Investment	Principal/Shares	Cost	Fair Value	Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc. (2)	Application Software	Common Stock	136,879	$75,279	$71,177	8.41%
Accelerize, Inc. (2)	Application Software	Warrants	60,000	38,533	16,617	1.96%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	1,418	0.17%

Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Series A Convertible Preferred Stock	$100,000	-	-	0.00%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Warrants	750,000	-	-	0.00%

Aytu Bioscience, Inc. (1) (2)	Biotechnology	Warrants	67,709	2,625	20,005	2.36%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	825	14,159	1,044	0.12%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	2,589	31,021	41	0.00%

DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	100,150	11.83%
DatChat Inc. (1)	Application Software	10% Debenture (Due 12/2016)	$35,000	35,000	35,000	4.13%

Home Bistro, Inc.(1)	Personal Services	15% Convertible Debenture (Due 11/2015)	$150,000	150,000	150,000	17.72%
Home Bistro, Inc. (1) (2)	Personal Services	Warrants	75,000	-	-	0.00%

ID Global Solutions Corporations (1)	Biometric Technology	10% Debenture (Due 7/2016)	$100,000	61,781	100,000	11.81%
ID Global Solutions Corporations (1)	Biometric Technology	Common Stock	20,000	9,190	1,000	0.12%
ID Global Solutions Corporations (1) (2)	Biometric Technology	Warrants	2,200,000	38,219	59,836	7.07%

iNeedMD Holdings, Inc. (1) (2)	Health Care Supplies	Common Stock	25,000	795	7,500	0.89%

MabVax Therapeutics Holdings Inc. (1) (2)	Biotechnology	Warrants	9,009	30,674	682	0.08%

MultiMedia Platforms, Inc.(1)	Multimedia Technology	9% Debenture (Due 7/2016)	$100,000	38,461	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Common Stock	15,000	4,500	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Warrants	333,334	61,539	-	0.00%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series D Convertible Preferred Stock	23,449	11,724	25,794	3.05%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Common Stock	531,020	26,552	29,206	3.45%

Pershing Gold Corp.(2)	Mining Exploration	Warrants	6,838	9,965	-	0.00%

Pish Posh Baby, LLC.(1)(2)	Online Retail - Specialty Apparel	Membership Units	19,155	149,988	9,194	1.09%

Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Common Stock	100,000	74,000	1,960	0.23%
Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	110	0.01%

Rennova Health, Inc. (1) (2)	Biotechnology	Warrants	160,000	1,600	3,840	0.45%

Vapor Corp. (1) (2)	Tobacco	Common Stock	0	-	-	0.00%
Vapor Corp. (1) (2)	Tobacco	Warrants	0	48,513	-	0.00%

Xtant Medical Holdings, Inc.	Health Care Supplies	Warrants	11,513	31,773	299	0.04%

Total Non-controlled/Non-affiliated investments				$1,098,096	$634,873	74.99%

Net Assets at December 31, 2016					$846,506

(1)	Securities are exempt from registration under Rule 144A promulgated under the Securities Act.

(2)	Securities are not income producing.

See accompanying notes to consolidated financial statements.

POINT CAPITAL, INC.

SCHEDULE OF INVESTMENTS BY INDUSTRY

June 30, 2017 (Unaudited) and December 31, 2016

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2017 and December 31, 2016

	June 30, 2017 (Unaudited)		December 31, 2016
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Application Software	$182,427	12.12%	$222,944	35.12%
Biometric Technology	1,116,984	74.24%	160,836	25.33%
Biotechnology	5,146	0.34%	28,015	4.41%
Communications Equipment	14,900	0.99%	55,000	8.66%
Health Care Equipment	872	0.06%	1,044	0.16%
Health Care Supplies	24,662	1.64%	7,799	1.23%
Life Sciences Tools & Services	469	0.03%	41	0.01%
Online Retail - Specialty Apparel	9,194	0.61%	9,194	1.45%
Personal Services	150,000	9.97%	150,000	23.63%
	$1,504,654	100.00%	$634,873	100.00%

See accompanying notes to unaudited consolidated financial statements

POINT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 1 - ORGANIZATION AND BUSINESS

Point Capital, Inc. (the “Company”) was incorporated in the State of New York on July 13, 2010. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware.

On October 4, 2013, the Company filed a Form N-54A and elected to become a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for federal income tax purpose, and intend to qualify annually, as a regulated investment company, or (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended, or (the “Code”). Since March 31, 2017, the Company failed a RIC diversification test since one of the Company’s investments accounted for approximately 54% of the Company’s total assets. If the Company decides to retain its status as a RIC, unless the Company would otherwise be in compliance, in order to cure the failure, the Company must dispose of the asset causing the failure within six months of the end of the quarter in which it identified the failure. Additionally, the Company may be required to pay an excise tax of $50,000. If the Company does not retain its status as a RIC, the Company will be subject to income taxes at corporate tax rates. (See Note 2).

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

On March 27, 2014, the Company formed a wholly-owned subsidiary, Hemp Funding, Inc., to invest in companies that are positioned for growth in the legal cannabis industry. The subsidiary has not made any investments to date and is inactive. During 2017, this subsidiary was dissolved.

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

All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2017, and the results of operations and cash flows for the periods ended June 30, 2017 and 2016 have been included. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2016, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017. The consolidated balance sheet and consolidated schedule of investments as of December 31, 2016, contained herein, were derived from those consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the six months ended June 30, 2017 and 2016 include the valuation of the Company’s investments.

POINT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. At June 30, 2017, the Company had cash balances exceeding the FDIC and SIPC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair market value based on the short-term maturity of these instruments.

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

POINT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Portfolio Company Investment Classification

The Company classifies its portfolio company investments in accordance with the requirements of the 1940 Act.  Under the 1940 Act, “Controlled Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation.  Under the 1940 Act, “Affiliated Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities.  Under the 1940 Act, “Non-Controlled/Non-Affiliated Investments” are defined as investments that are neither Controlled Investments nor Affiliated Investments. At June 30, 2017 and December 31, 2016, the Company did not have any Controlled or Affiliated investments.

Revenue Recognition

The Company records interest and dividend income on an accrual basis to the extent that the Company expects to collect such amounts.

POINT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Since March 31, 2017, the Company failed this diversification test since the Company’s investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDGS”) accounted for approximately 54% of the Company’s total assets. The Company may be eligible for relief under certain RIC provisions. A fund which meets the requirements of the diversification test at the close of any quarter shall not lose its status as a RIC because of a discrepancy during a subsequent quarter between the value of its various investments and such requirements unless such discrepancy exists immediately after the acquisition of any security or other property and is wholly or partly the result of such acquisition. This discrepancy was not caused by the acquisition of any security. Accordingly, the Company believes it would not lose its status as a RIC even though it failed to satisfy the diversification requirements since the discrepancy resulted from the fluctuation in the fair value of the IDGS investment. Additionally, the failure was not a result of willful neglect. If the Company decides to retain its status as a RIC, the Company must dispose of the asset causing the failure within six months of the end of the quarter in which it identified the failure to cure the failure unless the Company would otherwise be in compliance within the six month period and the Company may be required to pay an excise tax of $50,000. If the Company does not retain its status as a RIC, the Company will be subject to income taxes at corporate tax rates. The loss of the Company’s status as a RIC is not expected to have any impact on the Company’s financial position or results of operations. The Company may decide not to retain its status as RIC and it cannot provide assurance that it would qualify for any such relief should the Company fail to divest of this asset in the six-month period.

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

POINT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 3 – PORTFOLIO INVESTMENTS

The following are the Company’s investments owned by levels within the fair value hierarchy at June 30, 2017 (unaudited):

	Level 1	Level 2	Level 3	Total
Common Stock	$75,700	$-	$873,485	$949,185
LLC Membership	-	-	9,194	9,194
Convertible Preferred Stock	-	6,988	-	6,988
Convertible Debentures	-	-	150,000	150,000
Debenture	-	-	35,000	35,000
Warrants	-	-	354,287	354,287
Total Investments	$75,700	$6,988	$1,421,966	$1,504,654

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2016:

	Level 1	Level 2	Level 3	Total
Common Stock	$110,843	$-	$100,150	$210,993
LLC Membership	-	-	9,194	9,194
Convertible Preferred Stock	-	25,794	-	25,794
Convertible Debentures	-	-	250,000	250,000
Debenture	-	-	35,000	35,000
Warrants	23,846	-	80,046	103,892
Total Investments	$134,689	$25,794	$474,390	$634,873

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Balance at beginning of year	$474,390	$907,154
Interest receivable converted to common stock, at cost	16,000	5,000
Net change in unrealized appreciation (depreciation) on investments	931,576	(76,832)
Net transfers out of Level 3 (1)	-	(272,500)
Balance at end of period	$1,421,966	$562,822

	June 30,	December 31,
	2017	2016
	(Unaudited)
Net unrealized appreciation (depreciation) for Level 3 investments at period end	$524,099	$(368,928)

(1)	Transfers occurred due to the expiration of the restriction under Rule 144A of the Securities Act and to the development of an active market. A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.

POINT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 3 – PORTFOLIO INVESTMENTS (continued)

At June 30, 2017 and December 31, 2016, level 3 investments consisted of the following:

Investment Type	Fair Value at June 30, 2017 (Unaudited)	Valuation Technique	Unobservable inputs	Input
Common Stock	$873,485	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Convertible Debentures	$150,000	Recent Transactions	N/A	N/A
Debenture	$35,000	Recent Transaction	N/A	N/A
Warrants	$354,287	Black-Scholes Option Pricing Model	Volatility	59.9% to 170.0%
	$1,421,966

Investment Type	Fair Value at December 31, 2016	Valuation Technique	Unobservable inputs	Input
Common Stock	$100,150	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Convertible Debentures	$250,000	Recent Transactions	N/A	N/A
Debenture	$35,000	Recent Transaction	N/A	N/A
Warrants	$80,046	Black-Scholes Option Pricing Model	Volatility	38.6% to 136.9%
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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

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

NOTE 5 – CONCENTRATIONS AND CREDIT RISKS

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments and debt instruments (other than cash equivalents), which collectively represented approximately 77.7% and 48.9% of the Company’s total assets at June 30, 2017 and December 31, 2016, respectively. These investments consist of certain securities in companies with no readily determinable market values or in non-public companies, and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that certain of the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. Investments in non-public entities should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, the Company is classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.

POINT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 6 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Net asset value per common share data:
Net asset value per common share, beginning of period	$0.02	$0.04
Net investment loss	(0.00)	(0.00)
Net realized gain (loss) on investments	0.00	0.00
Net change in unrealized appreciation (depreciation) on investments	0.01	(0.01)
Net increase (decrease) in net assets resulting from operations	0.01	(0.001)
Net asset value per common share, end of period	$0.03	$0.03
Ratios and supplemental data:
Per share market price, end of period (1)	$0.20	$1.00
Total return (2)	88.00%	(27.63)%
Common shares outstanding, end of period	50,082,441	50,082,441
Weighted average common shares outstanding during period	50,082,441	50,310,463
Net assets, end of period	$1,515,301	$1,421,015
Ratio of operating expenses to average net assets	(17.98)%	(15.11)%
Ratio of net investment loss to average net assets	(16.86)%	(13.49)%
Portfolio Turnover	1.29	10.25

(1)	The shares of the Company's common stock were listed in the OTC Market beginning on January 5, 2012. The Company’s shares were not actively traded through June 30, 2017.
(2)	Total return is based on the change in net asset value during the period, adjusted for the impact of capital stock transactions and related offering costs. Since the shares were not actively traded during the period presented, total return based on stock price has not been presented for the six months ended June 30, 2017 and 2016.

NOTE 7 – RISKS AND UNCERTAINTIES

As a business development company, the Company must continue to comply with numerous rules and regulations under the 1940 Act, including without limitation, maintaining at least 70% of its total assets as "qualifying assets", having a majority of non-interested directors on its board, maintaining its securities under specific regulations, and the Company must meet certain diversification tests. Currently, the Company is not in compliance. The Company failed the diversification test since the Company’s investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDGS”) accounted for over 50% of the Company’s total assets. Although the Company may be eligible for relief under certain RIC provisions, such relief may require that the Company dispose of its investment in IDGS. Such dispositions could have a material adverse effect on the Company and its stockholders. The Company may need to dispose of such investments quickly, which would make it difficult to dispose of such investments on favorable terms. In addition, because these types of investments will generally be illiquid, the Company may have difficulty in finding a buyer and, even if it does find a buyer, the Company may have to sell the investments at a loss. If the Company loses its status as a business a business development company, this would have a material adverse effect on the Company’s ability to invest, on the Company’s operating results, financial condition and ability to pay dividends, and on the value of its common stock.

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

Overview

We are a closed-end, non-diversified investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  As a business development company, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and intend to qualify thereafter.  However, since March 31, 2017, we failed a RIC diversification test since our investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDGS”) accounted for approximately 54% of our total assets. We may be eligible for relief under certain RIC provisions. If we decide to retain our status as a RIC, unless we would otherwise be in compliance, in order to cure the failure, we must dispose of the asset causing the failure within six months of the end of the quarter in which we identified the failure. Additionally, we may be required to pay an excise tax of $50,000. If we do not retain our status as a RIC, we will be subject to income taxes at corporate tax rates. The loss of our status as a RIC is not expected to have any impact on our financial position or results of operations. We may decide not to retain our status as RIC and we cannot provide assurance that we would qualify for any such relief should we fail to divest of this asset in the six-month period.

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

Portfolio Update

As of June 30, 2017, we held 16 portfolio companies. All are non-controlled and non-affiliated investments.

Accelerize, Inc. (ACLZ) – As of June 30, 2017, we own 136,879 shares of common stock and 60,000 warrants of Accelerize Inc., an OTCQB listed company. Each warrant expires on August 18, 2020 and is exercisable at an exercise price of $1.32 per common share. ACLZ owns and operates CAKE, a Software-as-a-Service, or SaaS, platform providing online tracking and analytics solutions for advertisers and online marketers. The Company provides software solutions for businesses interested in optimizing their digital advertising spend.

Actinium Pharmaceuticals Inc. (ATNM) - As of June 30, 2017, we own 29,250 warrants of Actinium Pharmaceuticals Inc., a NYSE listed company. ATNM operates as a biopharmaceutical company that develops alpha particle immunotherapeutic and other radiopharmaceuticals for select applications. The warrants expire on February 11, 2019 and are exercisable at $6.50 per common share.

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

Cesca Therapeutics, Inc. (KOOL) - As of June 30, 2017, we own 825 warrants (adjusted to reflect 1 for 20 reverse split effective March 7, 2016) of Cesca Therapeutics, Inc., a Nasdaq-listed company, who operates as a supplier of products targeting the worldwide adult stem cell market. The company offers automated and semi-automated devices and single-use processing disposables that enable the collection, processing and cryopreservation of stem cells and other cellular tissues from cord blood and bone marrow used in regenerative medicine. These warrants are exercisable at a price of $31.00 per share and expire on June 18, 2019.

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

IPSIDY INC. (formerly ID Global Solution Corp.) (IDGS) - On June 25, 2015, we completed an investment of $100,000 in a 10% convertible debenture and 2,200,000 warrants of ID Global Solution Corp., an OTCPinks listed company. We had the right to convert all or any portion of the then aggregate outstanding principal amount of this debenture, together with any accrued and unpaid interest thereon, into shares of common stock of IDGS at a conversion price of $.03 per share. Each warrant expires on June 25, 2020 and is exercisable at an exercise price of $0.05. In March 2016, we purchased 20,000 common shares IDGS of for $9,190 and during the six months ended June 30, 2017, we sold these 20,000 common shares. In January 2017, we converted the $100,000 10% convertible debt and accrued interest receivable of $16,000 into 3,866,667 share common shares of IDGS. ID Global Solution Corp. is an international biometrics and payment processing company with a unique technology platform that provides valuable, secure payment processing for consumers as well as for merchants.

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

Results of Operations

For the three and six months ended June 30, 2017 and 2016, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes (i) net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net change in unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Investment Income:  For the three months ended June 30, 2017 and 2016, we earned interest income of $6,540 and $12,031, and for the six months ended June 30, 2017 and 2016, we earned interest income of $13,974 and $29,533, respectively, primarily resulting from interest earned on convertible debt and other debt. The decrease was attributable to a decrease in income-earning investments.

Operating Expenses: For the three and six months ended June 30, 2017 and 2016, total operating expenses consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Compensation expense	$45,000	$30,000	$90,000	$57,500
Professional fees	15,067	100,975	92,677	185,758
Filing fees	1,624	984	2,762	1,692
Insurance expense	8,925	6,990	17,849	15,180
Bad debt expense	-	-	6,750	-
General and administrative expenses	7,012	8,939	13,336	14,391

Total operating expenses	$77,628	$147,888	$223,374	$274,521

Changes in operating expenses primarily consisted of the following:

Compensation expense: For the three months ended June 30, 2017, we incurred compensation expense of $45,000 as compared $30,000 for the three months ended June 30, 2016, an increase of $15,000 or 50.0%. During the three months ended June 30, 2017, compensation paid to our chief executive officer was $15,000 as compared to $0 during the three months ended June 30, 2016. For the six months ended June 30, 2017, we incurred compensation expense of $90,000 as compared $57,500 for the six months ended June 30, 2016, an increase of $32,500 or 56.5%. During the six months ended June 30, 2017, compensation paid to our chief executive officer was $30,000 as compared to $0 during the six months ended June 30, 2016.

 Professional fees: For the three months ended June 30, 2017, professional fees decreased by $85,908 or 85.1% as compared to the three months ended June 30, 2016. These decreases was attributable to a decrease in legal fees of $31,484 and a decrease in accounting fees of $54,424. For the six months ended June 30, 2017, professional fees decreased by $93,081 or 50.1% as compared to the six months ended June 30, 2016. These decreases was attributable to a decrease in legal fees of $53,857, a decrease in accounting fees of $33,224, and a decrease in consulting fees of $6,000.

 Bad debt expense: For the three and six months ended June 30, 2017, we wrote off interest receivable of $0 and $6,750 deemed uncollectable, respectively. We did not incur bad debt expense in the 2016 periods.

Net Investment loss: For the three months ended June 30, 2017 and 2016, net investment loss amount to $71,088 and $135,857, respectively. For the six months ended June 30, 2017 and 2016, net investment loss amount to $209,400 and $244,988, respectively.

Net Realized And Unrealized (Loss) Gain On Investments:

Net Realized Gain (Loss) on Investments: During the three months ended June 30, 2017 and 2016, we disposed of certain investment positions and recognized a net realized gain (loss) of $(11,282) and $30,105, respectively. During the six months ended June 30, 2017 and 2016, we disposed of certain investment positions and recognized a net realized gain of $1,034 and $23,269, respectively.

Net Change in Unrealized Loss on Investments: At June 30, 2017 and December 31, 2016, we had a cost basis in our portfolio companies of $1,090,716 and $1,098,096 with a fair market value of $1,504,654 and $634,873, respectively. The net unrealized gain (loss) on investments for the three months ended June 30, 2017 and 2016 was $6,336 and $(328,587), respectively. The net unrealized gain (loss) on investments for the six months ended June 30, 2017 and 2016 was $877,161 and $(316,746), respectively. During the six months ended June 30, 2017, we converted our debt investment in Ipsidy, Inc. (f/k/s ID Global Solutions, Inc,) of $100,000 and the related interest receivable of $16,000 into 3,866,667 common shares of Ipsidy, Inc. Based on our analysis of the fair value of our investments in Ipsidy, Inc., for the six months ended June 30, 2017, we recorded an unrealized gain of approximately $949,000.

Net Decrease in Net Assets Resulting from Operations: For the three months ended June 30, 2017 and 2016, the net decrease in net assets resulting from operations was $76,034 and $434,339, respectively. For the six months ended June 30, 2017 and 2016, the net increase (decrease) in net assets resulting from operations was $668,795 and $(538.465), respectively.

Liquidity and Capital Resources

As of June 30, 2017, we had $365,960 in cash and cash equivalents, compared to $579,209 as of December 31, 2016, a decrease of $213,249. We primarily used operating cash to pay professional fees and compensation expense.

The Company believes that our existing available cash and liquid investments will enable the Company to meet its working capital requirements for at least 12 months from the date of this report.

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

We did not have any distributable income as of June 30, 2017 or 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2017, we concluded that such weaknesses continue to exist. Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal controls over financial reporting were not effective as of June 30, 2017.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 6, 2017, the Board unanimously approved the proposal to seek stockholder approval to authorize the withdrawal of the Company’s election to be regulated as a BDC under the 1940 Act, referred to herein as the “Corporate Action.” The Board approved the proposal because it believes that it is in the best interests of the Company and its stockholders to make this change for various reasons including increased investment opportunities and greater access to capital through flexible financing activities.

On April 11, 2017, the Majority Stockholders adopted resolutions by Written Consent authorizing the Board to undertake the Corporate Action. This Corporate Action will become effective immediately upon the Company’s filing of Form N-54C—“Notification of Withdrawal of Election to be Subject to Sections 55 Through 65 of the Investment Company Act of 1940” with the SEC (the “ Notice of Withdrawal ”). This Notice of Withdrawal, when filed, will immediately terminate the Company’s status as a BDC under the 1940 Act. This approval does not, however, guarantee that the Company will file its Notice of Withdrawal. Rather, the Company intends to file its Notice of Withdrawal only if it identifies suitable business opportunities which would allow the Company to conduct its business as an operating company rather than as an investment company, as described in Section 3 of the 1940 Act.

Item 6. Exhibits

Exhibit No.	Description
4.1	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Form 10-Q filed on May 17, 2017)

31.1	Rule 13a-14(a)/15d14(a) Certifications of Principal Executive Officer*

31.2	Rule 13a-14(a)/15d14(a) Certifications of Principal Financial Officer*

32.1	Section 1350 Certifications of Principal Executive Officer*

32.2	Section 1350 Certifications of Principal Financial Officer*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT CAPITAL, INC.

Dated: August 14, 2017	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 14, 2017	By:	/s/ Adam Wasserman
	Name:	Adam Wasserman
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

