Form 10-Q
period 2017-09-30
Point Capital, Inc.
filed 2017-11-14
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2017

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01038

POINT CAPITAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	27-3046338
(State of incorporation)	(IRS Employer ID Number)

1086 Teaneck Road, Suite 3A

Teaneck, New Jersey 07666

(Address of principal executive offices)

(201) 408-5126

(Issuer’s telephone number)

285 Grand Avenue, Building 5, Englewood, NJ 07631
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 14, 2017, 50,082,441 shares of common stock, par value $0.0001 per share, were outstanding.

POINT CAPITAL, INC.

FORM 10-Q

September 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

POINT CAPITAL, INC.

Condensed Statements of Assets and Liabilities

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments at fair value
Non-controlled/Non-affiliated investments (cost of $996,642 and $1,098,096 at September 30, 2017 and December 31, 2016, respectively)	$1,064,005	$634,873
Cash and cash equivalents	301,690	579,209
Interest receivable	56,160	58,549
Prepaid expenses	4,700	26,973

Total Assets	$1,426,555	$1,299,604

LIABILITIES
Accounts payable and accrued expenses	$30,397	$53,098

Total Liabilities	30,397	53,098

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 shares designated; 4,000 shares issued and outstanding ($100 per share redemption value)	400,000	400,000

NET ASSETS
Common stock, $0.0001 par value, 100,000,000 shares authorized; 50,082,441 shares issued and outstanding at September 30, 2017 and December 31, 2016	5,009	5,009
Additional paid-in capital	1,871,080	1,871,080
Accumulated net investment loss	(301,055)	-
Accumulated undistributed net realized loss on investments	(646,239)	(566,360)
Unrealized appreciation (depreciation) on investments	67,363	(463,223)

Total Net Assets	996,158	846,506

Total Liabilities and Net Assets	$1,426,555	$1,299,604

Net Asset Value per Common Share	$0.02	$0.02

See accompanying notes to unaudited condensed financial statements.

POINT CAPITAL, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

INVESTMENT INCOME:
Non-controlled/Non-affiliated investments:
Interest income	$6,504	$11,256	$20,478	$40,789

Total investment income	6,504	11,256	20,478	40,789

OPERATING EXPENSES:
Compensation expense	45,000	40,000	135,000	97,500
Professional fees	36,890	35,509	129,567	221,267
Filing fees	484	1,266	3,246	2,958
Insurance expense	8,925	8,225	26,774	23,405
Bad debt expense	-	-	6,750	-
General and administrative expenses	6,860	8,097	20,196	22,488

Total operating expenses	98,159	93,097	321,533	367,618

NET INVESTMENT LOSS	(91,655)	(81,841)	(301,055)	(326,829)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments
Non-controlled/Non-affiliated investments	(80,913)	131	(79,879)	23,400
Net unrealized gain (loss) on investments
Non-controlled/Non-affiliated investments	(346,575)	(349,795)	530,586	(666,541)

Net realized and unrealized gain (loss) on investments	(427,488)	(349,664)	450,707	(643,141)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(519,143)	$(431,505)	$149,652	$(969,970)

See accompanying notes to unaudited condensed financial statements.

POINT CAPITAL, INC.

Condensed Statements of Changes in Net Assets

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

					Accumulated
				Accumulated	Undistributed	Unrealized
	Common Stock, $0.0001 Par Value		Additional Paid In	Net Investment	Net Realized Gain (Loss)	Appreciation (Depreciation)	Total
	Shares	Amount	Capital	Loss	On Investments	on Investments	Net Assets

Balance - December 31, 2015	50,582,441	$5,059	$2,318,842	$-	$(217,750)	$(146,671)	$1,959,480

Cancellation of shares	(500,000)	(50)	50	-	-	-	-

Net (decrease) increase in net assets resulting from operations	-	-	-	(326,829)	23,400	(666,541)	(969,970)

Balance - September 30, 2016 (Unaudited)	50,082,441	$5,009	$2,318,892	$(326,829)	$(194,350)	$(813,212)	$989,510

Balance - December 31, 2016	50,082,441	$5,009	$1,871,080	$-	$(566,360)	$(463,223)	$846,506

Net (decrease) increase in net assets resulting from operations	-	-	-	(301,055)	(79,879)	530,586	149,652

Balance - September 30, 2017 (Unaudited)	50,082,441	$5,009	$1,871,080	$(301,055)	$(646,239)	$67,363	$996,158

See accompanying notes to unaudited condensed financial statements.

POINT CAPITAL, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$149,652	$(969,970)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	-	(255,726)
Net realized (gain) loss on investments	79,879	(23,400)
Net unrealized (gain) loss on investments	(530,586)	666,541
Proceeds from sale of investments	37,575	467,407
Non-cash interest income	-	(5,000)
Bad debt expense	6,750	-
Increase in interest receivable	(20,361)	(35,777)
Decrease in prepaid expenses	22,273	17,582
Decrease in accounts payable and accrued expenses	(22,701)	(41,466)

Net Cash Used In Operating Activities	(277,519)	(179,809)

Net decrease in cash and cash equivalents	(277,519)	(179,809)

Cash and Cash Equivalents - Beginning of Period	579,209	722,764

Cash and Cash Equivalents - End of Period	$301,690	$542,955

Non-cash investing and financing activities:
Interest receivable converted into investments	$16,000	$2,152

See accompanying notes to unaudited condensed financial statements.

POINT CAPITAL, INC.

SCHEDULE OF INVESTMENTS

September 30, 2017

(Unaudited)

United States (U.S.) Company	Industry	Type of Investment	Principal/Shares	Cost	Fair Value	% of Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc. (2)	Application Software	Common Stock	100,379	$55,205	$27,102	2.72%
Accelerize, Inc. (2)	Application Software	Warrants	60,000	38,533	4,802	0.48%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	22	0.00%

Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Series A Convertible Preferred Stock	100	-	-	0.00%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Warrants	750,000	-	-	0.00%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	825	14,159	910	0.09%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	2,589	31,021	606	0.06%

DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	100,150	10.05%
DatChat Inc. (1)	Application Software	10% Debenture (Due 12/2016)	$35,000	35,000	35,000	3.51%

Home Bistro, Inc.(1)	Personal Services	15% Convertible Debenture (Due 11/2015)	$150,000	150,000	150,000	15.06%
Home Bistro, Inc. (1) (2)	Personal Services	Warrants	75,000	-	-	0.00%

IPSIDY INC. (formerly ID Global Solutions Corporations) (1)	Biometric Technology	Common Stock	3,866,667	77,781	503,053	50.50%
IPSIDY INC. (formerly ID Global Solutions Corporations) (1) (2)	Biometric Technology	Warrants	2,200,000	38,219	203,873	20.47%

iNeedMD Holdings, Inc. (1) (2)	Health Care Supplies	Common Stock	25,000	795	12,750	1.28%

MabVax Therapeutics Holdings Inc. (1) (2)	Biotechnology	Warrants	9,009	30,674	-	0.00%

MultiMedia Platforms, Inc.(1)	Multimedia Technology	9% Debenture (Due 7/2016)	$100,000	38,461	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Common Stock	15,000	4,500	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Warrants	333,334	61,539	-	0.00%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series D Convertible Preferred Stock	23,449	11,724	6,988	0.70%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Common Stock	531,020	26,552	7,912	0.79%

Pish Posh Baby, LLC.(1)(2)	Online Retail - Specialty Apparel	Membership Units	19,155	149,988	9,194	0.92%

Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	510	0.05%

Vapor Corp. (1) (2)	Tobacco	Warrants	-	48,513	-	0.00%

Xtant Medical Holdings, Inc.	Health Care Supplies	Warrants	11,513	31,773	1,133	0.11%

Total Non-controlled/Non-affiliated investments				$996,642	$1,064,005	106.79%
Net Assets at September 30, 2017					$996,158

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.

(2) Securities are not income producing.

See accompanying notes to unaudited condensed financial statements.

POINT CAPITAL, INC.

SCHEDULE OF INVESTMENTS

December 31, 2016

United States (U.S.) Company	Industry	Type of Investment	Principal/Shares	Cost	Fair Value	% of Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc. (2)	Application Software	Common Stock	136,879	$75,279	$71,177	8.41%
Accelerize, Inc. (2)	Application Software	Warrants	60,000	38,533	16,617	1.96%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	1,418	0.17%

Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Series A Convertible Preferred Stock	100	-	-	0.00%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Warrants	750,000	-	-	0.00%

Aytu Bioscience, Inc. (1) (2)	Biotechnology	Warrants	67,709	2,625	20,005	2.36%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	825	14,159	1,044	0.12%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	2,589	31,021	41	0.00%

DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	100,150	11.83%
DatChat Inc. (1)	Application Software	10% Debenture (Due 12/2016)	$35,000	35,000	35,000	4.13%

Home Bistro, Inc.(1)	Personal Services	15% Convertible Debenture (Due 11/2015)	$150,000	150,000	150,000	17.72%
Home Bistro, Inc. (1) (2)	Personal Services	Warrants	75,000	-	-	0.00%

ID Global Solutions Corporations (1)	Biometric Technology	10% Debenture (Due 7/2016)	$100,000	61,781	100,000	11.81%
ID Global Solutions Corporations (1)	Biometric Technology	Common Stock	20,000	9,190	1,000	0.12%
ID Global Solutions Corporations (1) (2)	Biometric Technology	Warrants	2,200,000	38,219	59,836	7.07%

iNeedMD Holdings, Inc. (1) (2)	Health Care Supplies	Common Stock	25,000	795	7,500	0.89%

MabVax Therapeutics Holdings Inc. (1) (2)	Biotechnology	Warrants	9,009	30,674	682	0.08%

MultiMedia Platforms, Inc.(1)	Multimedia Technology	9% Debenture (Due 7/2016)	$100,000	38,461	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Common Stock	15,000	4,500	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Warrants	333,334	61,539	-	0.00%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series D Convertible Preferred Stock	23,449	11,724	25,794	3.05%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Common Stock	531,020	26,552	29,206	3.45%

Pershing Gold Corp.(2)	Mining Exploration	Warrants	6,838	9,965	-	0.00%

Pish Posh Baby, LLC.(1)(2)	Online Retail - Specialty Apparel	Membership Units	19,155	149,988	9,194	1.09%

Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Common Stock	100,000	74,000	1,960	0.23%
Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	110	0.01%

Rennova Health, Inc. (1) (2)	Biotechnology	Warrants	160,000	1,600	3,840	0.45%

Vapor Corp. (1) (2)	Tobacco	Common Stock	0	-	-	0.00%
Vapor Corp. (1) (2)	Tobacco	Warrants	0	48,513	-	0.00%

Xtant Medical Holdings, Inc.	Health Care Supplies	Warrants	11,513	31,773	299	0.04%

Total Non-controlled/Non-affiliated investments				$1,098,096	$634,873	74.99%
Net Assets at December 31, 2016					$846,506

(1) Securities are exempt from registration under Rule 144A promulgated under the Securities Act.

(2) Securities are not income producing.

See accompanying notes to consolidated financial statements.

POINT CAPITAL, INC.

SCHEDULE OF INVESTMENTS BY INDUSTRY

September 30, 2017 (Unaudited) and December 31, 2016

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2017 and December 31, 2016

	September 30, 2017 (Unaudited)		December 31, 2016
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Application Software	$167,054	15.70%	$222,944	35.12%
Biometric Technology	706,926	66.44%	160,836	25.33%
Biotechnology	532	0.05%	28,015	4.41%
Communications Equipment	14,900	1.40%	55,000	8.66%
Health Care Equipment	910	0.09%	1,044	0.16%
Health Care Supplies	13,883	1.30%	7,799	1.23%
Life Sciences Tools & Services	606	0.06%	41	0.01%
Online Retail - Specialty Apparel	9,194	0.86%	9,194	1.45%
Personal Services	150,000	14.10%	150,000	23.63%
	$1,064,005	100.00%	$634,873	100.00%

See accompanying notes to unaudited consolidated financial statements

POINT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 1 - ORGANIZATION AND BUSINESS

Point Capital, Inc. (the “Company”) was incorporated in the State of New York on July 13, 2010. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware.

On October 4, 2013, the Company filed a Form N-54A and elected to become a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we elected to be treated for federal income tax purpose as a regulated investment company, or (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended, or (the “Code”). Since March 31, 2017, the Company failed a RIC diversification test since one of the Company’s investments accounted for approximately 25% of the Company’s total assets. If the Company were to correct the failure, the Company should have disposed of the asset causing the failure within six months of the end of the quarter in which it identified the failure to cure the failure and the Company would be required to pay an excise tax of $50,000. As of September 30, 2017, the Company had not cured its failure to retain its status as a RIC and the Company does not intend to retain its RIC status. Accordingly, the Company is subject to income taxes at corporate tax rates.

The Company’s investment objective is to provide current income and capital appreciation. The Company intends to accomplish its objective by investing in the common stock, preferred stock, warrants and convertible notes of small and mid-cap companies. The Company’s investments are made principally through direct investments in prospective portfolio companies.  However, the Company may also purchase securities in private secondary transactions. The Company to a lesser extent also invested in private companies that meet its investment objectives. The Company meets the definition of an investment company in accordance with the guidance under Accounting Standards Codification Topic 946 “Financial Services – Investment Companies.”

Currently, the Company is considering various options, including liquidation, merger with another BDC or registered investment company, merger with an operating company and the withdrawal of its election to be regulated as a BDC.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”) and include the financial statements of the Company and its wholly-owned subsidiary, Hemp Funding, Inc, through the date of dissolution. All intercompany transactions and balances have been eliminated.

All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2017, and the results of operations and cash flows for the periods ended September 30, 2017 and 2016 have been included. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2016, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017. The consolidated balance sheet and consolidated schedule of investments as of December 31, 2016, contained herein, were derived from those financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the nine months ended September 30, 2017 and 2016 include the valuation of the Company’s investments.

POINT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. At September 30, 2017, the Company had cash balances exceeding the FDIC and SIPC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair market value based on the short-term maturity of these instruments.

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

Net Realized Gain or Loss and Net Change in Unrealized Appreciation or Depreciation of Portfolio Investments

Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company’s cost basis and the net proceeds received from such disposition.  Realized gains and losses on investment transactions are determined by specific identification. Net change in unrealized appreciation or depreciation is computed as the difference between the fair value of the investment and the cost basis of such investment, including any reversal of previously recorded unrealized appreciation/depreciation when gains or losses are realized.

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

POINT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing the Company’s investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors.

Because there is not a readily available market value for some of the investments in its portfolio, the Company values certain of its portfolio investments at fair value as determined in good faith by its board of directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

Portfolio Company Investment Classification

The Company classifies its portfolio company investments in accordance with the requirements of the 1940 Act.  Under the 1940 Act, “Controlled Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation.  Under the 1940 Act, “Affiliated Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities.  Under the 1940 Act, “Non-Controlled/Non-Affiliated Investments” are defined as investments that are neither Controlled Investments nor Affiliated Investments. At September 30, 2017 and December 31, 2016, the Company did not have any Controlled or Affiliated investments.

Revenue Recognition

The Company records interest and dividend income on an accrual basis to the extent that the Company expects to collect such amounts.

POINT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Through March 31, 2017, the Company elected to be treated as a RIC under Subchapter M of the Code and operated in a manner so as to qualify for the tax treatment applicable to RICs.

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

Since March 31, 2017, the Company failed this diversification test since the Company’s investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDGS”) accounted for over 25% of the Company’s total assets (49.6% of total assets at September 30, 2017). The Company may be eligible for relief under certain RIC provisions. A fund which meets the requirements of the diversification test at the close of any quarter shall not lose its status as a RIC because of a discrepancy during a subsequent quarter between the value of its various investments and such requirements unless such discrepancy exists immediately after the acquisition of any security or other property and is wholly or partly the result of such acquisition. This discrepancy was not caused by the acquisition of any security. The failure was not a result of willful neglect. If the Company were to correct the failure, the Company should have disposed of the asset causing the failure within six months of the end of the quarter in which it identified the failure to cure the failure unless the Company would otherwise be in compliance within the six month period and the Company would be required to pay an excise tax of $50,000. As of the September 30, 2017, the Company had not cured its failure to retain its status as a RIC and the Company does not intend to retain its RIC status. Accordingly, the Company will be subject to income taxes at corporate tax rates. The loss of the Company’s status as a RIC is not expected to have any impact on the Company’s financial position or results of operations.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital in excess of par or accumulated net realized loss, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax characterization of income or loss and any non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual tax returns.

New Accounting Pronouncements

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the impact of ASU No. 2016-01 will have a material effect on its consolidated financial statements and related disclosures.

POINT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 3 – PORTFOLIO INVESTMENTS

The following are the Company’s investments owned by levels within the fair value hierarchy at September 30, 2017 (unaudited):

	Level 1	Level 2	Level 3	Total
Common Stock	$550,817	$-	$100,150	$650,967
LLC Membership	-	-	9,194	9,194
Convertible Preferred Stock	-	6,988	-	6,988
Convertible Debentures	-	-	150,000	150,000
Debenture	-	-	35,000	35,000
Warrants	-	-	211,856	211,856
Total Investments	$550,817	$6,988	$506,200	$1,064,005

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2016:

	Level 1	Level 2	Level 3	Total
Common Stock	$110,843	$-	$100,150	$210,993
LLC Membership	-	-	9,194	9,194
Convertible Preferred Stock	-	25,794	-	25,794
Convertible Debentures	-	-	250,000	250,000
Debenture	-	-	35,000	35,000
Warrants	23,846	-	80,046	103,892
Total Investments	$134,689	$25,794	$474,390	$634,873

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Balance at beginning of year	$474,390	$907,154
Interest receivable converted to common stock, at cost	16,000	5,000
Net change in unrealized appreciation (depreciation) on investments	115,810	(182,728)
Net transfers out of Level 3 (1)	(100,000)	(272,500)
Balance at end of period	$506,200	$456,926

	September 30,	December 31,
	2017	2016
	(Unaudited)
Net unrealized appreciation (depreciation) for Level 3 investments at period end	$(313,886)	$(368,928)

(1)	Transfers occurred due to the expiration of the restriction under Rule 144A of the Securities Act and to the development of an active market. A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.

POINT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 3 – PORTFOLIO INVESTMENTS (continued)

At September 30, 2017 and December 31, 2016, level 3 investments consisted of the following:

Investment Type	Fair Value at September 30, 2017 (Unaudited)	Valuation Technique	Unobservable inputs	Input
Common Stock	$100,150	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Convertible Debentures	$150,000	Recent Transactions	N/A	N/A
Debenture	$35,000	Recent Transaction	N/A	N/A
Warrants	$211,856	Black-Scholes Option Pricing Model	Volatility	70.4% to 166.6%
	$506,200

Investment Type	Fair Value at December 31, 2016	Valuation Technique	Unobservable inputs	Input
Common Stock	$100,150	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Convertible Debentures	$250,000	Recent Transactions	N/A	N/A
Debenture	$35,000	Recent Transaction	N/A	N/A
Warrants	$80,046	Black-Scholes Option Pricing Model	Volatility	38.6% to 136.9%
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

SEPTEMBER 30, 2017

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

NOTE 5 – CONCENTRATIONS AND CREDIT RISKS

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments and debt instruments (other than cash equivalents), which collectively represented approximately 74.6% and 48.9% of the Company’s total assets at September 30, 2017 and December 31, 2016, respectively. These investments consist of certain securities in companies with no readily determinable market values or in non-public companies, and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that certain of the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. Investments in non-public entities should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, the Company is classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.

POINT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 6 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Net asset value per common share data:
Net asset value per common share, beginning of period	$0.02	$0.04
Net investment loss	(0.01)	(0.01)
Net realized gain (loss) on investments	0.00	0.00
Net change in unrealized appreciation (depreciation) on investments	0.01	(0.01)
Net increase (decrease) in net assets resulting from operations	0.00	(0.02)
Net asset value per common share, end of period	$0.02	$0.02
Ratios and supplemental data:
Per share market price, end of period (1)	$0.20	$1.00
Total return (2)	17.68%	(49.84)%
Common shares outstanding, end of period	50,082,441	50,082,441
Weighted average common shares outstanding during period	50,082,441	50,233,901
Net assets, end of period	$996,158	$989,510
Ratio of operating expenses to average net assets	(25.44)%	(22.32)%
Ratio of net investment loss to average net assets	(23.82)%	(19.84)%
Portfolio Turnover	1.24	18.01

(1)	The shares of the Company’s common stock were listed in the OTC Market beginning on January 5, 2012. The Company’s shares were not actively traded through September 30, 2017.
(2)	Total return is based on the change in net asset value during the period, adjusted for the impact of capital stock transactions and related offering costs. Since the shares were not actively traded during the period presented, total return based on stock price has not been presented for the nine months ended September 30, 2017 and 2016.

NOTE 7 – RISKS AND UNCERTAINTIES

As a business development company, the Company must continue to comply with numerous rules and regulations under the 1940 Act, including without limitation, maintaining at least 70% of its total assets as “qualifying assets”, having a majority of non-interested directors on its board, maintaining its securities under specific regulations, and the Company must meet certain diversification tests. If more than 25% of the Company’s total assets is invested in the securities of one entity, the Company would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Currently, the Company is not in compliance. Since March 31, 2017, the Company failed a RIC diversification test since the Company’s investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDGS”) accounted for over 25% of the Company’s total assets (49.6% of total assets at September 30, 2017). If the Company were to correct the failure, the Company should have disposed of the asset causing the failure within six months of the end of the quarter in which it identified the failure unless the Company would otherwise be in compliance within the six month period. Additionally, the Company would be required to pay an excise tax of $50,000. As of September 30, 2017, the Company had not cured its failure to retain its status as a RIC and the Company does not intend to retain its RIC status. Accordingly, the Company is subject to income taxes at corporate tax rates.

If the Company loses its status or decides to revoke its status as a business a business development company, this would have a material adverse effect on the Company’s ability to invest, on the Company’s operating results, financial condition and ability to pay dividends, and on the value of its common stock.

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

Overview

We are a closed-end, non-diversified investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  As a business development company, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. Through March 31, 2017, we were treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  However, since March 31, 2017, we failed a RIC diversification test since our investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDGS”) accounted for over 25% of our total assets (49.6% of total assets at September 30, 2017). We were eligible for relief under certain RIC provisions. Unless we would otherwise be in compliance, in order to cure the failure, we must dispose of the asset causing the failure within six months of the end of the quarter in which we identified the failure. Additionally, we may be required to pay an excise tax of $50,000. As of the September 30, 2017, we had not cured our failure to retain our status as a RIC and we do not intend to retain our RIC status. Accordingly, we are subject to income taxes at corporate tax rates. The loss of our status as a RIC is not expected to have any impact on our financial position or results of operations.

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

Portfolio Update

As of September 30, 2017, we held 16 portfolio companies. All are non-controlled and non-affiliated investments.

Accelerize, Inc. (ACLZ) – As of September 30, 2017, we own 100,379 shares of common stock and 60,000 warrants of Accelerize Inc., an OTCQB listed company. Each warrant expires on August 18, 2020 and is exercisable at an exercise price of $1.32 per common share. ACLZ owns and operates CAKE, a Software-as-a-Service, or SaaS, platform providing online tracking and analytics solutions for advertisers and online marketers. The Company provides software solutions for businesses interested in optimizing their digital advertising spend.

Actinium Pharmaceuticals Inc. (ATNM) - As of September 30, 2017, we own 29,250 warrants of Actinium Pharmaceuticals Inc., a NYSE listed company. ATNM operates as a biopharmaceutical company that develops alpha particle immunotherapeutic and other radiopharmaceuticals for select applications. The warrants expire on February 11, 2019 and are exercisable at $6.50 per common share.

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

Cesca Therapeutics, Inc. (KOOL) - As of September 30, 2017, we own 825 warrants (adjusted to reflect 1 for 20 reverse split effective March 7, 2016) of Cesca Therapeutics, Inc., a Nasdaq-listed company, who operates as a supplier of products targeting the worldwide adult stem cell market. The company offers automated and semi-automated devices and single-use processing disposables that enable the collection, processing and cryopreservation of stem cells and other cellular tissues from cord blood and bone marrow used in regenerative medicine. These warrants are exercisable at a price of $31.00 per share and expire on June 18, 2019.

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

IPSIDY INC. (formerly ID Global Solution Corp.) (IDGS) - On June 25, 2015, we completed an investment of $100,000 in a 10% convertible debenture and 2,200,000 warrants of ID Global Solution Corp., an OTCPinks listed company. We had the right to convert all or any portion of the then aggregate outstanding principal amount of this debenture, together with any accrued and unpaid interest thereon, into shares of common stock of IDGS at a conversion price of $.03 per share. Each warrant expires on June 25, 2020 and is exercisable at an exercise price of $0.05. In March 2016, we purchased 20,000 common shares IDGS of for $9,190 and during the six months ended June 30, 2017, we sold these 20,000 common shares. In January 2017, we converted the $100,000 10% convertible debt and accrued interest receivable of $16,000 into 3,866,667 share common shares of IDGS. IDGS is an international biometrics and payment processing company with a unique technology platform that provides valuable, secure payment processing for consumers as well as for merchants.

iNeedMD Holdings, Inc. (NEMD) - On October 15, 2014, we completed a $795 investment in 25,000 shares of common stock of iNeedMD Holdings Inc., an OTCPinks listed company that manufactures medical devices that acquires and transmits health related data.

MabVax Therapeutics Holdings Inc. (MBVX) - As of September 30, 2017, we own 9,009 warrants (adjusted to reflect 1 for 7.4 reverse split effective August 16, 2016) of MabVax Therapeutics Holdings Inc., a NASDAQ listed company. Each warrants expired on October 6, 2017. MabVax Therapeutics Holdings Inc. is a biopharmaceutical company that discovers, develops, and commercializes small molecule drugs to treat serious diseases. MVBX’s most advanced product development programs are for the treatment of cancer and diabetes.

MultiMedia Platforms Inc. (MMPW) - On July 6, 2015, we completed an investment of $100,000 in a 9% convertible debenture and 333,334 warrants of MultiMedia Platforms Inc., an OTCQB listed company. We have the right to convert all or any portion of the then aggregate outstanding principal amount of this note, together with any accrued and unpaid interest thereon, into shares of common stock of MMPW at the lower of $.30 per share or at such price that equals 85% of the price of the MMPW’s common stock or common stock equivalent sold at the next equity or convertible debt financing with gross proceeds to MMPW of no less than $1,000,000. Each warrant expires on July 6, 2019 and is exercisable at an exercise price equal to the lesser of (i) $0.75 or (ii) 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to MMPW of no less than $1,000,000. In October 2015, we received 15,000 common shares of MMPW as payment of accrued interest receivable. MultiMedia Platforms Inc. is a multimedia technology and publishing company that integrates print media with social media, and related online platforms, to deliver information and advertising to niche markets. On October 4, 2016, MMPW filed a voluntary petition under Chapter 11 of Title 11 under the United States Code. The cases were filed in the United States Bankruptcy Court, Southern District of Florida. Accordingly, at September 30, 2017, our investment in MMPW is valued at zero.

Orbital Tracking Corp. (TRKK) - On October 10, 2014, we completed a $150,000 investment in 200,000 shares of Series C Preferred Stock and 100,000 shares of Series D Preferred Stock of Orbital Tracking Corp., an OTCQB listed company that provides satellite telecommunications voice airtime, tracking devices and services, and ground station construction. TRKK provides mobile voice and data communications services globally via satellite. During 2016, each share of Series C Preferred converted into 10 shares of TRKK common stock for an aggregate of 2,000,000 common shares. Each share of Series D Preferred converts into 20 shares of TRKK common stock for an aggregate of 2,000,000 common shares. On June 6, 2016, we converted 76,551 Series D preferred shares into 1,531,020 shares of TRKK common stock, At September 30, 2017, we own 23,449 Series D preferred shares which are convertible into 468,980 shares of common stock, and 531,020 common shares.

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

Provectus BioPharmaceuticals Inc. (PVCT) - On June 22, 2015, we completed an investment of $75,000 in 100,000 shares of common stock and 100,000 warrants in Provectus BioPharmaceuticals Inc., an NYSE listed company. Each warrant expires on June 22, 2020 and is exercisable at an exercise price of $0.85. Provectus BioPharmaceuticals Inc. is a development-stage biopharmaceutical company that is primarily engaged in developing ethical pharmaceuticals for oncology and dermatology indications. PVCTs goal is to develop alternative treatments that are safer, more effective, less invasive and more economical than conventional therapies. During the three months ended September 30, 2017, we sold all 100,000 shares of common stock.

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

Xtant Medical Holdings, Inc. (XTNT) - As of September 30, 2017, we own 11,513 warrants of Xtant Medical Holdings, Inc., a NYSE listed company that produces human tissue for orthopedic procedures. XTNT produces allografts of human cancellous bone which has been demineralized. XTNT also produces medical devices for orthopedic, plastic, and cardiovascular surgery; and antimicrobial coatings for medical devices. The warrants expire on August 1, 2019 and the exercise price of the warrants is $7.12 per share.

Results of Operations

For the three and nine months ended September 30, 2017 and 2016, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes (i) net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net change in unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Investment Income:  For the three months ended September 30, 2017 and 2016, we earned interest income of $6,504 and $11,256, and for the nine months ended September 30, 2017 and 2016, we earned interest income of $20,478 and $40,789, respectively, primarily resulting from interest earned on convertible debt and other debt. The decrease was attributable to a decrease in income-earning investments.

Operating Expenses: For the three and nine months ended September 30, 2017 and 2016, total operating expenses consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Compensation expense	$45,000	$40,000	$135,000	$97,500
Professional fees	36,890	35,509	129,567	221,267
Filing fees	484	1,266	3,246	2,958
Insurance expense	8,925	8,225	26,774	23,405
Bad debt expense	-	-	6,750	-
General and administrative expenses	6,860	8,097	20,196	22,488

Total operating expenses	$98,159	$93,097	$321,533	$367,618

Changes in operating expenses primarily consisted of the following:

Compensation expense: For the three months ended September 30, 2017, we incurred compensation expense of $45,000 as compared $40,000 for the three months ended September 30, 2016, an increase of $5,000 or 12.5%. During the three months ended September 30, 2017, compensation paid to our chief executive officer was $15,000 as compared to $10,000 during the three months ended September 30, 2016. For the nine months ended September 30, 2017, we incurred compensation expense of $135,000 as compared $97,500 for the nine months ended September 30, 2016, an increase of $37,500 or 38.5%. During the nine months ended September 30, 2017, compensation paid to our chief executive officer was $45,000 as compared to $10,000 during the nine months ended September 30, 2016.

Professional fees: For the three months ended September 30, 2017, professional fees increased by $1,381 or 3.9% as compared to the three months ended September 30, 2016. This increases was attributable to an increase in legal fees of $16,777 and a decrease in accounting fees of $15,395. For the nine months ended September 30, 2017, professional fees decreased by $91,700 or 41.1% as compared to the nine months ended September 30, 2016. These decreases was attributable to a decrease in legal fees of $37,081, a decrease in accounting fees of $48,619, and a decrease in consulting fees of $6,000.

 Bad debt expense: For the three and nine months ended September 30, 2017, we wrote off interest receivable of $0 and $6,750 deemed uncollectable, respectively. We did not incur bad debt expense in the 2016 periods.

Net Investment loss: For the three months ended September 30, 2017 and 2016, net investment loss amount to $91,655 and $81,841, respectively. For the nine months ended September 30, 2017 and 2016, net investment loss amount to $301,055 and $326,829, respectively.

Net Realized And Unrealized (Loss) Gain On Investments:

Net Realized Gain (Loss) on Investments: During the three months ended September 30, 2017 and 2016, we disposed of certain investment positions and recognized a net realized gain (loss) of $(80,913) and $131, respectively. During the nine months ended September 30, 2017 and 2016, we disposed of certain investment positions and recognized a net realized (loss) gain of $(79,879) and $23,400, respectively.

Net Change in Unrealized Loss on Investments: At September 30, 2017 and December 31, 2016, we had a cost basis in our portfolio companies of $996,642 and $1,098,096 with a fair market value of $1,064,005 and $634,873, respectively. The net unrealized loss on investments for the three months ended September 30, 2017 and 2016 was $346,575 and $349,795, respectively. The net unrealized gain (loss) on investments for the nine months ended September 30, 2017 and 2016 was $530,586 and $(666,541), respectively. During the nine months ended September 30, 2017, we converted our debt investment in Ipsidy, Inc. (f/k/s ID Global Solutions, Inc,) of $100,000 and the related interest receivable of $16,000 into 3,866,667 common shares of Ipsidy, Inc. Based on our analysis of the fair value of our investments in Ipsidy, Inc., for the three and nine months ended September 30, 2017, we recorded an unrealized (loss) gain of approximately $(410,058) and $539,280, respectively.

Net Decrease in Net Assets Resulting from Operations: For the three months ended September 30, 2017 and 2016, the net decrease in net assets resulting from operations was $519,143 and $431,505, respectively. For the nine months ended September 30, 2017 and 2016, the net increase (decrease) in net assets resulting from operations was $149,652 and $(969,970), respectively.

Liquidity and Capital Resources

As of September 30, 2017, we had $301,690 in cash and cash equivalents, compared to $579,209 as of December 31, 2016, a decrease of $277,519. We primarily used operating cash to pay professional fees and compensation expense.

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

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  We formed a wholly-owned subsidiary, Hemp Funding, Inc., to invest in companies that are positioned for growth in the legal cannabis industry. The subsidiary has not made investments to date. The Company consolidates the subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Net Realized Gains or Losses and Net Change in Unrealized Gains or Losses on Investments

Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company’s cost basis and the net proceeds received from such disposition. Net change in unrealized gains or losses is computed as the difference between the fair value of the investment and the cost basis of such investment.

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

Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors.

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

Income Taxes

Through March 31, 2017, we elected to be treated as a RIC under Subchapter M of the Code and operated in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid federal excise taxes, we must distribute annually at least 98% of our ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. We will accrue excise tax on estimated undistributed taxable income as required. Additionally, if more than 25% of our total assets is invested in the securities of one entity, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes.

Since March 31, 2017, we failed this diversification test since our investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDGS”) accounted for over 25% of our total assets (49.6% of total assets at September 30, 2017). We may be eligible for relief under certain RIC provisions. A fund which meets the requirements of the diversification test at the close of any quarter shall not lose its status as a RIC because of a discrepancy during a subsequent quarter between the value of its various investments and such requirements unless such discrepancy exists immediately after the acquisition of any security or other property and is wholly or partly the result of such acquisition. This discrepancy was not caused by the acquisition of any security. The failure was not a result of willful neglect. If we were to correct the failure, we should have disposed of the asset causing the failure within six months of the end of the quarter in which we identified the failure to cure the failure unless we would otherwise be in compliance within the six month period and we would be required to pay an excise tax of $50,000. As of the September 30, 2017, we had not cured the failure to retain our status as a RIC and we do not intend to retain our RIC status. Accordingly, we are subject to income taxes at corporate tax rates. The loss of our status as a RIC is not expected to have any impact on our financial position or results of operations.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital in excess of par or accumulated net realized loss, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax characterization of income or loss and any non-deductible expenses. These differences are generally determined in conjunction with the preparation of our annual tax returns.

We did not have any distributable income as of September 30, 2017 or 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.

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

As of September 30, 2017, we concluded that such weaknesses continue to exist. Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal controls over financial reporting were not effective as of September 30, 2017.

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

Item 1A. Risk Factors

Other than discussed below, there have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

We are subject to corporate-level income tax since we are unable to qualify as a RIC under Subchapter M of the Code.

To obtain and maintain RIC tax treatment under the Code, we were required to meet certain asset diversification requirements. The asset diversification requirement states that no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Since March 31, 2017, we failed this diversification test since our investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDGS”) accounted for over 25% of our total assets (49.6% of total assets at September 30, 2017). As of the September 30, 2017, we had not cured the failure to retain our status as a RIC and we do not intend to retain our RIC status. Accordingly, we are subject to income taxes at corporate tax rates. The loss of our status as a RIC is not expected to have any impact on our financial position or results of operations.

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

On April 11, 2017, the Majority Stockholders adopted resolutions by Written Consent authorizing the Board to undertake the Corporate Action. This Corporate Action will become effective immediately upon the Company’s filing of Form N-54C—“Notification of Withdrawal of Election to be Subject to Sections 55 Through 65 of the Investment Company Act of 1940” with the SEC (the ” Notice of Withdrawal”). This Notice of Withdrawal, when filed, will immediately terminate the Company’s status as a BDC under the 1940 Act. This approval does not, however, guarantee that the Company will file its Notice of Withdrawal. Rather, the Company intends to file its Notice of Withdrawal only if it identifies suitable business opportunities which would allow the Company to conduct its business as an operating company rather than as an investment company, as described in Section 3 of the 1940 Act.

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

POINT CAPITAL, INC.

Dated: November 14, 2017	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 14, 2017	By:	/s/ Adam Wasserman
	Name:	Adam Wasserman
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

