Form 10-K
period 2017-12-31
Point Capital, Inc.
filed 2018-04-02
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number: 814-01038

POINT CAPITAL, INC.
(Name of Registrant as Specified in Its Charter)

Delaware	27-3046338
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1086 Teaneck Road, Suite 3A, Teaneck, New Jersey	07666
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code (201) 408-5126

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, $0.0001 value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2017, based on the closing sales price $0.20 of the common stock as quoted on the OTCPK was $5,520,072. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 2, 2018, there were 50,082,441 shares of common stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

Unless the context provides otherwise, when we refer to the “Company,” “we,” “our,” or “us” in this Form 10-K, we are referring to Point Capital, Inc.

ITEM 1.	BUSINESS

Corporate Background

Point Capital, Inc. was incorporated under its original name Gold Swap Inc. under the laws of the State of New York on July 13, 2010.  On December 11, 2012, shareholders approved changing the Company’s state of incorporation from New York to Delaware by the merger of Gold Swap with and into its wholly-owned subsidiary, Point Capital, Inc., and to change the name of the Company from “Gold Swap Inc.” to “Point Capital, Inc.” The merger was effective on January 24, 2013.

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

In addition, we elected to be treated for federal income tax purpose as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended, or (the “Code”). For 2016, 2015 and 2014, we were treated for tax purposes as a RIC. At March 31, 2017, we determined that we failed the RIC diversification test, since one of our investments accounted for approximately 78% of our total assets. To correct the failure, we needed to dispose of the asset causing the failure within six months of the end of the quarter in which we identified the failure and we would have had to pay an excise tax of $50,000. We did not cure our failure to retain our status as a RIC and we do not intend to seek to obtain RIC status again. Accordingly, we are now subject to income taxes at corporate tax rates.

Currently, we are not making any new investments and are considering various options, including liquidation, merging with another BDC or registered investment company or merging with an operating company and withdrawing of our election to be regulated as a BDC.

The address of our principal executive office is: Point Capital, Inc., 1086 Teaneck Road, Suite 3A, Teaneck, NJ 07666. Our telephone number is 201-408-5126.

We have entered into agreements with U.S. Bank, NA to be the custodian of our portfolio securities.

Our transfer agent is Manhattan Transfer Registrar Company, 57 Eastwood Road, Miller Place, NY 11764. Their telephone number is (877) 645-8691.

Investment Objective

Our investment objective is to provide current income and capital appreciation. We have invested in the common stock, preferred stock, warrants and convertible notes of small and mid-cap companies. Our investments were made principally through direct investments in prospective portfolio companies. Also, we invested in private companies that we believed met our investment objectives.

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

Section 56(a) of the 1940 Act requires that at least a majority of our Board of Directors be composed of independent directors. To be considered independent, a director may not be (i) an officer or employee of the Company, (ii) a direct or indirect beneficial owner of 5% or more of the Company’s voting shares, (iii) an immediate family member of an affiliate of the Company, (iv) any interested person of an investment adviser or principal underwriter to the Company, (v) legal counsel to the Company (or acted as such at any time during the preceding two completed fiscal years) or (vi) a person that has had a material business relationship with the Company at any time during the last two fiscal years. Our current Board of Directors consists of four members, three of whom we consider independent.

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

We do not own any intellectual property rights except for our internet website.

Employees

We currently have no employees and our Chief Executive Officer and Chief Financial Officer provide service on a part-time basis. Our chief executive officer is also a director and our chief compliance officer.  All functions including development, strategy, negotiations and administration are currently being provided by our executive officers or outsourced to service providers. Our officers and directors do not work exclusively for us and do not devote all of their time to our operations. Their other activities prevent them from devoting their full-time to our operations.

Material U.S. Federal Income Tax Considerations

From incorporation through December 31, 2013, we were treated as a corporation under the Internal Revenue Code of 1986, as amended (the "Code"). From January 1, 2014 to December 31, 2016, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code. As discussed below, since March 31, 2017, we failed the RIC diversification test. As of December 31, 2017 and through the date of this report, we had not cured our failure to retain our status as a RIC and we do not intend to retain our RIC status. Accordingly, beginning in 2017, we are subject to income taxes at corporate tax rates.

During the periods we qualified as a RIC, we did not have to pay corporate-level federal income taxes on any investment company taxable income (which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses) or any realized net capital gains (which is generally net realized long-term capital gains in excess of net realized short-term capital losses) that we would have been required to distribute to our stockholders if we would have generated taxable income. We were subject to United States federal income tax at the regular corporate rates on any investment company taxable income or capital gain not distributed (or deemed distributed) to our stockholders. During the periods we were a RIC, we did not generate any taxable income.

Since we did not generate investment company taxable income in any taxable years, we were not required to make any distributions to satisfy the Annual Distribution Requirement. We did not generate any realized net capital gains in 2017, 2016 and 2015 and, as a result, we were not required to make any distributions to satisfy Excise Tax Avoidance Requirements. As such, we have not made any provision for federal income or excise taxes as of December 31, 2017 and 2016, and 2015.

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

Since March 31, 2017, we failed the RIC diversification test since one of our investments accounted for approximately 78% of our total assets. If we were to correct the failure, we should have disposed of the asset causing the failure within six months of the end of the quarter in which we identified the failure to cure the failure and we would be required to pay an excise tax of $50,000.

As of December 31, 2017 and through the date of this report, we had not cured our failure to retain our status as a RIC and we do not intend to retain our RIC status. Accordingly, beginning in 2017, we are subject to income taxes at corporate tax rates.

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

‘

Risks Relating to Our Business and Structure

We could lose our status as a business development company or be precluded from investing according to our current business plan.  Additionally, in 2017, we lost our status as to be taxed as a RIC.

As a business development company, we must continue to comply with numerous rules and regulations under the 1940 Act, including without limitation, maintaining at least 70% of our total assets as "qualifying assets", having a majority of non-interested directors on our board and maintaining our securities under specific regulations. Currently we are in compliance. However, if we lose our status as a business development company, this would have a material adverse effect on our ability to invest, on our operating results, financial condition and ability to pay dividends, and on the value of our common stock. Such a ruling or decision also may require that we dispose of investments that we made. Such dispositions could have a material adverse effect on us and our stockholders. We may need to dispose of such investments quickly, which would make it difficult to dispose of such investments on favorable terms. In addition, because these types of investments will generally be illiquid, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

Beginning in 2017, we are subject to corporate-level income tax since we were unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements. Since March 31, 2017, we failed the RIC diversification test since one of our investments accounted for approximately 78% of our total assets. If we were to correct the failure, we should have disposed of the asset causing the failure within six months of the end of the quarter in which we identified the failure to cure the failure and we would be required to pay an excise tax of $50,000. As of December 31, 2017 and as of the date of this report, we had not cured our failure to retain our status as a RIC and we do not intend to retain our RIC status. Accordingly, beginning in 2017, we are subject to income taxes at corporate tax rates.

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

We depend on the relationships with private equity sponsors, investment banks and commercial banks, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If we fail to maintain those existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom our investment team has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other business development companies and investment funds (including private equity funds, mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in small- to mid-sized private, U.S. companies. Competition for investment opportunities in small and middle market, U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in micro and small and market sized private companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act will impose on us as a business development company.

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

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

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

We are subject to the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act” or “SOX”, and the related rules and regulations promulgated by the SEC. Under current SEC rules, our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. We have evaluated our internal control systems in order to allow us to report on our internal controls, as required by Section 404 of the SOX. See Item 9A included herein where we reported that we have material weaknesses in our internal controls. As a small company with limited capital and human resources, we may need to divert management's time and attention away from our business in order to ensure continued compliance with these regulatory requirements. We may require new information technologies systems, the auditing of our internal controls, and compliance training for our directors, officers and personnel. Such efforts may entail a significant expense. Any failure to maintain the adequacy of our internal controls could have an adverse effect on timely and accurate financial reporting and the trading price of our common stock.

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

Our portfolio may be concentrated in a limited number of portfolio companies and industries. We do not have fixed guidelines for diversification, and while we have not targeted any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we will realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

We have limited prior experience managing a BDC.

While Mr. Weisblum, our chief executive officer, has experience in management positions with BDCs, other members of management do not. The investment philosophy and techniques we use may differ from those investments with which some of our investment professionals have experience. Accordingly, the results we may achieve may differ substantially from those of previously managed funds. The 1940 Act imposes numerous constraints on the operations of BDCs that do not apply to some of the other types of investment vehicles previously managed by our management team. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or U.S. public companies with market valuations less than $250 million.

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

Regulations governing our operation as a BDC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

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

As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25.0% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by an affiliate without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

Risks Related to Our Investments

There will be uncertainty as to the value of our portfolio investments.

As of December 31, 2017, approximately 36% of the fair value of our portfolio investments were in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities on a quarterly basis in accordance with our valuation policy, which is at all times consistent with generally accepted accounting principles. Our Board of Directors discusses valuations and determines the fair value in good faith based on the input of our management. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher or lower than the amounts that we ultimately realize upon the disposal of such securities.

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

We invested primarily in selected equity investments issued by small and middle market companies, and non-public companies, senior secured term loans, second lien secured loans, mezzanine debt, and subordinated debt.

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

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invested primarily in first lien, second lien, mezzanine debt and, to a lesser extent, subordinated debt issued by small and middle market U.S. companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we generally structured certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

Second priority liens on collateral securing loans that we may have mad to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we made to our portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

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

We do not control our portfolio companies.

We do not control any of our portfolio companies. As a result, we will be subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

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

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we may hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting future portfolio company.

We may not realize gains from our equity investments.

Certain investments that we made include warrants or other equity securities. In addition, we made direct equity investments in companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we may receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

We invested in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. Second, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. Finally, less public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We will be required therefore to rely on our ability to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns.

The lack of liquidity in our investments may adversely affect our business.

We invested in certain companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we may not achieve liquidity in our investments in the near-term. Our investments are generally subject to contractual or legal restrictions on resale or are otherwise illiquid because there is no established trading market for such investments. The illiquidity of our current investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We do not have the funds or ability to make additional investments in our current or future portfolio companies.

We do not have the funds or ability to make additional investments in our current and future portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

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

To the extent that we use debt to finance investments, our future net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our future net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our future net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise. You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments.

Federal Income Tax Risks

Beginning in 2017, we are subject to corporate-level income tax since we were unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

Since March 31, 2017, we failed the RIC diversification test since one of our investments accounted for approximately 78% of our total assets. If we were to correct the failure, we should have disposed of the asset causing the failure within six months of the end of the quarter in which we identified the failure to cure the failure and we would be required to pay an excise tax of $50,000.

As of December 31, 2017 and as of the date of this report, we had not cured our failure to retain our status as a RIC and we do not intend to retain our RIC status. Accordingly, beginning in 2017, we are subject to income taxes at corporate tax rates.

Risks Relating to Our Common Stock

The holder of Series A Convertible Preferred Stock has rights senior to those of the holders of common shares.

In connection with the issuance of 4,000 shares of Series A Convertible Preferred Stock for a purchase price of $400,000, we granted the holder of the preferred stock certain rights and preferences pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock. These rights include the right to elect a majority of our board if so entitled to do so under the 1940 Act, the right to approve our ceasing to be a BDC and veto rights over certain of our actions. Each share of Series A Convertible Preferred Stock is convertible into 500 shares of common stock, subject to customary anti-dilution provisions as well as upon subsequent equity sales, subsequent rights offerings, pro rata distributions and fundamental transactions, all as more fully described in the Certificate of Designation of Preferences, Rights and Limitations. However, the holder of the Series A Convertible Preferred Stock agreed to waive the anti-dilution provision with respect to issuances by us at an effective price less than $0.20 per share, the original conversion price. We also agreed with the holder of the shares of Series A Convertible Preferred Stock that, subject to certain exceptions, we will not issue any convertible securities or equity.

Our officers, directors and principal shareholders own a controlling interest in our voting stock and investors will not have any voice in our management.

Our officers, directors and principal shareholders, in the aggregate, beneficially own or control the votes of approximately 55.1% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

●	election of our board of directors;

●	removal of any of our directors;

●	amendment of our articles of incorporation or bylaws; and

●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors, executive officers and principal shareholders collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors, executive officers or principal shareholders, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant.

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

There has been a limited trading market for our common stock and limited market activity to date.

Currently, our common stock is available for quotation on the OTCPK Market under the symbol “PTCI.” There has been limited trading activity to date. It is anticipated that there will remain a limited trading market for the common stock on the OTCPK. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

Our common stock is not actively traded, and the bid and asked prices for our common stock on the OTCPK Market may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

Our common stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common stock is currently traded, but with very low if any, volume, based on quotations on the OTCPK Market, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  During the twelve months ended December 31, 2017, there was only one day where our stock traded, and the aggregate volume of this day was only 2,500 shares. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be long periods when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to Commission Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including upon the expiration of any lockup periods or the statutory holding period under Rule 144, or issued upon the conversion of preferred stock, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our common stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities will be limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 1086 Teaneck Road, Suite 3A, Teaneck, New Jersey 07666. We are not paying any rent for such space, as it is donated to us from one of our executive officers. We believe that our current office space will be adequate for the foreseeable future. We maintain a website and the information contained on that website is not deemed to be a part of this annual report.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCPk under the symbol “PTCI.” The following table sets forth the range of high and low sales prices of our common stock as reported on the OTCPink Market for 2017 and 2016.

Quarter Ended	High	Low
December 31, 2017	$0.20	$0.20
September 30, 2017	$0.20	$0.20
June 30, 2017	$0.50	$0.20
March 31, 2017	$0.50	$0.25
December 31, 2016	$1.00	$0.25
September 30, 2016	$1.00	$1.00
June 30, 2016	$1.00	$1.00
March 31, 2016	$1.10	$1.00

Security Holders

As of April 2, 2018, there were 50,082,441 shares of common stock issued and outstanding, which were held by approximately 92 stockholders of record.

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

As a BDC under the 1940 Act, if our asset coverage is less than 200% as of the end of each quarter, we shall redeem a sufficient number of shares of Preferred Stock to enable us to meet said requirements. The mandatory redemption price is the liquidation preference of the Preferred Stock which is $100 per share, plus any unpaid dividends.

The Purchaser agreed to restrict its ability to convert the Preferred Stock and receive shares of the Company if the number of shares of common stock beneficially held by the Purchaser and its affiliates in the aggregate after such conversion exceeds 9.99% of the then outstanding shares of common stock.

On March 31, 2017, our board of directors approved the amendment and restatement of the original Certificate of Designation in order to expressly ensure that holders of the Company’s Preferred Stock have the right to elect at least two directors at all times, have complete priority over any other class as to distribution of assets and payments of dividends, and have equal voting rights with every other outstanding voting stock. On May 11, 2017, the Company filed this amendment and restatement with the State of Delaware.

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

The following selected financial data for the years ended December 31, 2017, 2016 and 2015 is derived from our consolidated financial statements which have been audited. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	For the Years Ended December 31,
	2017	2016	2015
Statement of Operations Data:
Total investment income	$20,483	$49,836	$47,141
Total operating expenses	490,871	443,494	264,313
Net investment loss	(470,388)	(393,658)	(217,172)
Net unrealized appreciation (depreciation) on investments	912,094	(316,552)	8,142
Net realized (loss) gain on investments	(85,170)	(402,764)	(200,468)
Net increase (decrease) in net assets resulting from operations	$356,536	$(1,112,974)	$(409,498)

Per Share Data:
Net asset value per common share	$0.02	$0.02	$0.04
Net investment loss (1)	(0.01)	(0.01)	(0.01)
Net increase (decrease) in net assets resulting from operations (1)	0.01	(0.02)	(0.01)
Distributions declared	-	-	-

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.

	At December 31,
	2017	2016
Balance Sheet Data at Period End:
Investments at fair value	$1,320,229	$634,873
Cash	$294,591	$579,209
Total assets	$1,641,385	$1,299,604
Total liabilities and redeemable convertible preferred stock	$438,343	$453,098
Net assets	$1,203,042	$846,506
Common shares outstanding	50,082,441	50,082,441
Preferred shares outstanding	4,000	4,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based and should be read together with the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report and in other reports we file with the Securities and Exchange Commission, particularly those under “Risk Factors.”.

Overview

We are a closed-end, non-diversified investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  As a business development company, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we elected to be treated for federal income tax purpose as a regulated investment company, or (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended, or (the “Code”). For 2016, 2015 and 2014, we were treated for tax purposes as a RIC. At March 31, 2017, we determined that we failed the RIC diversification test, since one of our investments accounted for approximately 78% of our total assets. To correct the failure, we needed to dispose of the asset causing the failure within six months of the end of the quarter in which we identified the failure and we would have had to pay an excise tax of $50,000. We did not cure our failure to retain our status as a RIC and we do not intend to seek to obtain RIC status again. Accordingly, we are now subject to income taxes at corporate tax rates. Other than being subject to income taxes, the loss of our status as a RIC is not expected to have any impact on our financial position or results of operations.

Currently, we are not making any new investments and are considering various options, including liquidation, merging with another BDC or registered investment company or merging with an operating company and withdrawing of our election to be regulated as a BDC.

Portfolio Update

As of December 31, 2017, we held 14 portfolio companies. All are non-controlled and non-affiliated investments.

Accelerize Inc. (ACLZ) – As of December 31, 2017, we owned 60,000 warrants of Accelerize Inc., an OTCQB listed company. Each warrant expires on August 18, 2020 and is exercisable at an exercise price of $1.32 per common share. ACLZ owns and operates CAKE, a Software-as-a-Service, or SaaS, platform providing online tracking and analytics solutions for advertisers and online marketers. The Company provides software solutions for businesses interested in optimizing their digital advertising spend.

Actinium Pharmaceuticals, Inc. (ATNM) - As of December 31, 2017, we owned 29,250 warrants of Actinium Pharmaceuticals Inc., a NYSE American listed company. ATNM operates as a biopharmaceutical company that develops alpha particle immunotherapeutic and other radiopharmaceuticals for select applications. The warrants expire on February 11, 2019 and are exercisable at $6.50 per common share.

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

Cesca Therapeutics, Inc. (KOOL) - As of December 31, 2017, we owned 825 warrants of Cesca Therapeutics, Inc., a NASDAQ-listed company, who operates as a supplier of products targeting the worldwide adult stem cell market. The company offers automated and semi-automated devices and single-use processing disposables that enable the collection, processing and cryopreservation of stem cells and other cellular tissues from cord blood and bone marrow used in regenerative medicine. These warrants are exercisable at a price of $31.00 per share and expire on June 18, 2019.

DatChat Inc. - Between February 6, 2015 and April 2, 2015, we completed a $100,150 investment in 2,000,000 shares of common stock in DatChat, Inc., a private company that develops mobile messaging applications as well as other intellectual property. Additionally, on May 2015, we completed a $30,000 investment in a 10% debenture. In February 2016, the principal amount of this debenture was increased by $5,000 in connection with an extension of the debenture due date to December 2016. Additionally, in October 2017, the principal amount of this debenture was increased by $5,000 in connection with an extension of the debenture due date to June 2018. At December 31, 2017, the principal balance due on this debenture was $40,000. DatChat is a private company.

Home Bistro, Inc. (“Home Bistro”) - On August 7, 2015, we completed an investment of $150,000 in a 15% convertible debenture and 75,000 warrants of Home Bistro, Inc. We have the right to convert all or any portion of the then aggregate outstanding principal amount of this note, together with any accrued and unpaid interest thereon, into shares of common stock of Home Bistro at any time following a closing date, at 75% of the pricing of the Home Bistro’s securities offered at their next round of financing. Each warrant expires on August 7, 2020 and is exercisable at an exercise price equal to 150% of the pricing of Home Bistro’s next round of financing. Home Bistro is a private company.

IPSIDY INC. (IDTY) - On June 25, 2015, we completed an investment of $100,000 in a 10% convertible debenture and 2,200,000 warrants of Ipsidy Inc. (formerly ID Global Solution Corp.), an OTCQB listed company. We had the right to convert all or any portion of the then aggregate outstanding principal amount of this debenture, together with any accrued and unpaid interest thereon, into shares of common stock of IDTY at a conversion price of $0.03 per share. Each warrant expires on June 25, 2020 and is exercisable at an exercise price of $0.05. In January 2017, we converted the $100,000 10% convertible debt and accrued interest receivable of $16,000 into 3,866,667 share common shares of IDTY. IDTY is an international biometrics and payment processing company with a unique technology platform that provides valuable, secure payment processing for consumers as well as for merchants. At December 31, 2017, we owned 3,449,869 common shares of IDTY and 2,200,000 warrants of IDTY.

iNeedMD Holdings, Inc. (NEMD) - On October 15, 2014, we completed a $795 investment in 25,000 shares of common stock of iNeedMD Holdings Inc., an OTCPK listed company that manufactures medical devices that acquires and transmits health related data.

MultiMedia Platforms Inc. (MMPW) - On July 6, 2015, we completed an investment of $100,000 in a 9% convertible debenture and 333,334 warrants of MultiMedia Platforms Inc., an OTCPK listed company. We have the right to convert all or any portion of the then aggregate outstanding principal amount of this note, together with any accrued and unpaid interest thereon, into shares of common stock of MMPW at the lower of $0.30 per share or at such price that equals 85% of the price of the MMPW’s common stock or common stock equivalent sold at the next equity or convertible debt financing with gross proceeds to MMPW of no less than $1,000,000. Each warrant expires on July 6, 2019 and is exercisable at an exercise price equal to the lesser of (i) $0.75 or (ii) 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to MMPW of no less than $1,000,000. In October 2015, we received 15,000 common shares of MMPW as payment of accrued interest receivable. MMPW is a multimedia technology and publishing company that integrates print media with social media, and related online platforms, to deliver information and advertising to niche markets. On October 4, 2016, MMPW filed a voluntary petition under Chapter 11 of Title 11 under the United States Code. The cases were filed in the United States Bankruptcy Court, Southern District of Florida. Accordingly, at December 31, 2017, our investment in MMPW is valued at zero.

Orbital Tracking Corp. (TRKK) - On October 10, 2014, we completed a $150,000 investment in 200,000 shares of Series C Preferred Stock and 100,000 shares of Series D Preferred Stock of Orbital Tracking Corp., an OTCQB listed company that provides satellite telecommunications voice airtime, tracking devices and services, and ground station construction. TRKK provides mobile voice and data communications services globally via satellite. During 2016, each share of Series C Preferred converted into 10 shares of TRKK common stock for an aggregate of 2,000,000 common shares. Each share of Series D Preferred converts into 20 shares of TRKK common stock for an aggregate of 2,000,000 common shares. On June 6, 2016, we converted 76,551 Series D preferred shares into 1,531,020 shares of TRKK common stock, At December 31, 2017, we owned 531,020 shares of common stock and 23,449 Series D preferred shares, which are convertible into 468,980 shares of common stock. In January 2018, we sold all of our Series D preferred shares and common shares for $5,545.

Pish Posh Baby LLC - On July 2, 2014, we made an investment of $150,000 in Convertible Preferred Stock of PishPosh, Inc., a private company that operates a commerce platform serving parents and grandparents of newborns, infants, and toddlers. $100,000 of the Convertible Preferred Stock was convertible at $1.00 and $50,000 was convertible at $0.2666. In January 2016, pursuant to an Asset Purchase Agreement, all holders of notes, shares of its common stock, Series A Preferred Stock and warrants to purchase common stock exchange their securities into 420,000 membership units (the “Units”) issued by Pish Posh Baby LLC, a Delaware limited liability company (“PPB”). Accordingly, we currently own 19,155 membership units in PPB.

Provectus BioPharmaceuticals Inc. (PVCT) - On June 22, 2015, we completed an investment of $75,000 in 100,000 shares of common stock and 100,000 warrants in Provectus BioPharmaceuticals Inc., an OTCQB listed company. Each warrant expires on June 22, 2020 and is exercisable at an exercise price of $0.85. Provectus BioPharmaceuticals Inc. is a development-stage biopharmaceutical company that is primarily engaged in developing ethical pharmaceuticals for oncology and dermatology indications. PVCTs goal is to develop alternative treatments that are safer, more effective, less invasive and more economical than conventional therapies. During the year ended December 31, 2017, we sold all 100,000 shares of common stock.

Healthier Choices Management Corp. (HCMC) - On November 14, 2014, we completed a $100,000 investment in a 7% convertible debenture and warrants of Healthier Choices Management Corp. (formerly, Vapor Corp.), an OTCPK listed company that markets and distributes electronic cigarettes. HCMC distributes electronic devices that vaporize a liquid solution, which provides users an experience akin to smoking without actual combustion. On August 3, 2015, the Company collected the principal amount of $100,000 and all unpaid and accrued interest. Additionally, in September 2015, pursuant to certain anti-dilutive provisions in the convertible debt agreement, the Company received common shares of HCMC. In February 2016, HCMC effected a 1 for 70 reverse stock split and in June 2016, HCMC effected a 1 for 20,000 reverse stock split. All share and warrant information has been adjusted to reflect 1 for 70 and 1 for 20,000 reverse split, which adjusted our share and warrant amounts to zero.

Xtant Medical Holdings, Inc. (XTNT) - As of December 31, 2017, we owned 11,513 warrants of Xtant Medical Holdings, Inc., a NYSE American listed company that produces human tissue for orthopedic procedures. XTNT produces allografts of human cancellous bone which has been demineralized. XTNT also produces medical devices for orthopedic, plastic, and cardiovascular surgery; and antimicrobial coatings for medical devices. The warrants expire on August 1, 2019 and the exercise price of the warrants is $7.12 per share.

Results of Operations

For the years ended December 31, 2017, 2016 and 2015, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes (i) net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net change in unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Investment Income:  For the years ended December 31, 2017, 2016 and 2015, we earned interest and dividend income of $20,483, $49,836 and $47,141, respectively, primarily resulting from interest earned on convertible debt and other debt, and dividend income earned on convertible preferred stock. The decrease from 2016 to 2017 was attributable to the conversion of interest-bearing debt instruments to equity and was due to the non-accrual of interest income in the fourth quarter of 2017 since we do not expect to collect such interest. We record interest and dividend income on an accrual basis to the extent that we expect to collect such amounts. The increase from 2015 to 2016 was attributable to an increase in income-earning investments.

Operating Expenses: For the years ended December 31, 2017, 2016 and 2015, total operating expenses consisted of the following:

	For the Years Ended December 31,
	2017	2016	2015
Compensation expense	$177,500	$142,500	$96,613
Professional fees	185,294	234,588	94,742
Filing fees	3,652	3,419	7,869
Insurance expense	35,604	32,812	33,496
Bad debt expense	62,910	-	-
General and administrative expenses	25,911	30,175	31,593

Total operating expenses	$490,871	$443,494	$264,313

Compensation expense: For the year ended December 31, 2017, we incurred compensation expense of $177,500 consisting of directors fees of $30,000, fees incurred for services performed by our outsourced chief financial officer of $60,000, and $27,500 in fees incurred for services performed by our outsourced chief compliance officer, and $60,000 incurred for services of our chief executive officer. For the year ended December 31, 2016, we incurred compensation expense of $142,500 consisting of directors fees of $30,000, fees incurred for services performed by our outsourced chief financial officer of $60,000, and $27,500 in fees incurred for services performed by our outsourced chief compliance officer, and $25,000 incurred for services of our chief executive officer. For the year ended December 31, 2015, we incurred compensation expense of $96,613 consisting directors fees of $70,000 and fees incurred from services performed by our outsourced chief financial officer of $26,613.

Professional fees: For the year ended December 31, 2017, professional fees decreased by $49,294, or 21.0%, as compared to the year ended December 31, 2016. These decreases was attributable to a decrease in accounting fees of $47,449 related to a decrease in audit and review fees and a decrease in consulting fees of $6,000, offset by an increase in legal fees of $4,155. For the year ended December 31, 2016, professional fees increased by $139,846, or 147.6%, as compared to the year ended December 31, 2015. These increases was attributable to an increase in accounting fees of $64,002 related to an increase in audit and review fees, an increase in legal fees of $69,844 related to our 1940 Act matters, and an increase in consulting fees of $6,000.

Filing fees: Filing fees consist consists of fees incurred to file reports with the Securities and Exchange Commission, and other miscellaneous filing fees. For the year ended December 31, 2017, filing fees decreased by $233, or 6.8%, as compared to the year ended December 31, 2016. For the year ended December 31, 2016, filing fees decreased by $4,450, or 56.6%, as compared to the year ended December 31, 2015.

Insurance expense: For the year ended December 31, 2017, insurance expense increased by $2,792, or 8.5%, as compared to the year ended December 31, 2016. For the year ended December 31, 2016, insurance expense decreased by $684, or 2.0%, as compared to the year ended December 31, 2015.

Bad debt expense: For the year ended December 31, 2017, we wrote off interest receivable of $62,910 deemed uncollectable. We did not incur bad debt expense in the 2016 and 2015 period.

General and administrative expenses: General and administrative expenses consist of transfer agent fees, custodian fees, bank service charges, and other fees and expenses. For the year ended December 31, 2017, general and administrative expenses decreased by $4,264, or 14.1%, as compared to the year ended December 31, 2016. For the year ended December 31, 2016, general and administrative expenses decreased by $1,418, or 4.5%, as compared to the year ended December 31, 2015.

Net Investment loss: For the years ended December 31, 2017, 2016 and 2015, net investment loss amounted to $470,388, $393,658 and $217,172, respectively.

Net Realized And Unrealized (Loss) Gain On Investments:

Net Realized Gain (Loss) on Investments: During the years ended December 31, 2017, 2016 and 2015, we disposed of certain positions recognizing a net realized loss of $85,170, $402,764, and $200,468, respectively. During the year ended December 31, 2017, we recognized a net realized loss of $85,170 which consisted of losses from the sale investments in Accelerize, Inc. of $39,214, CombiMatrix Corp. of $31,021, Pershing Gold Corp. of $9,965, Mabvax Therapeutics Holdings, Inc. of $30,674, and Provectus Biopharmaceuticals, Inc. of $71,230, offset by realized gains from the sale of investments in Aytu Bioscience, Inc. of $12,401, Ipsidy, Inc. of $82,206, and Rennova Health, Inc. of $2,327. During the year ended December 31, 2016, we recognized a net realized loss of $402,764 which primarily consisted of losses from the sale investments in Orbital Tracking Corp. of $34,200, Pulmatrix, Inc. of approximately $236,200, PhaseRX, Inc. of $42,800, and Actinium Pharmaceuticals Inc. of approximately $88,000. At December 31, 2015, we determined that the fair value of our investment of $100,000 in Arista Power, Inc. to be zero and we included this loss of $100,000 in net realized loss on investments.

Net Change in Unrealized (Loss) Gain on investments: For the years ended December 31, 2017, 2016 and 2015, we had a cost basis in our portfolio companies of $876,358, $1,098,096 and $1,838,189, respectively, with a fair market value of $1,320,229, $634,873 and $1,691,518, respectively. The net change in unrealized gain (loss) on investments for the years ended December 31, 2017, 2016 and 2015 was $912,094, $(316,552), and $8,142, respectively. During the year ended December 31, 2017, we converted our debt investment in Ipsidy, Inc. (f/k/s ID Global Solutions, Inc.) of $100,000 and the related interest receivable of $16,000 into 3,866,667 common shares of Ipsidy, Inc. Based on our analysis of the fair value of our investments in Ipsidy, Inc., for the year ended December 31, 2017, we recorded an unrealized gain of approximately $1,129,161.

Net Increase (Decrease) in Net Assets Resulting from Operations For the years ended December 31, 2017, 2016 and 2015, the net increase (decrease) in net assets resulting from operations was $356,536, $(1,112,974) and $(409,498), respectively.

Liquidity and Capital Resources

As of December 31, 2017, we had $294,591 in cash and cash equivalents, compared to $579,209 as of December 31, 2016, a decrease of $284,618. As of December 31, 2016, we had $579,209 in cash and cash equivalents, compared to $722,764 as of December 31, 2015, a decrease of $143,555. We primarily used operating cash to pay professional fees and compensation expense.

The Company believes that our existing available cash will enable the Company to meet the working capital requirements for at least 12 months from the date of this report.

The Company has no agreements or arrangements to raise capital. In 2013 and through March 2014, we raised funds from the sale of our common stock of approximately $2,604,000 (net of direct offering costs paid in cash were $231,190) in accordance with the terms of a 2013 placement agency agreement. Since inception we have funded our operations and the purchase of our investments primarily through this equity financing. Additional funding may not be available on favorable terms, if at all. We may continue to fund our business by way of equity or debt financing until realized gains on our investments can support our operations. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.

Although we believe that our existing available cash will enable us to meet our working capital requirements for at least 12 months from the date of this report, we may need to raise additional funds to continue investing in portfolio companies. If we are unable to raise capital, we may be required to reduce the scope of our investment activities, which could harm our business plans, financial condition and operating results, cease our operations entirely, in which case, you will lose all of your investment. Recently, we have not made any new investments and are considering various options, including liquidation, merger with another BDC or registered investment company, merger with an operating company, and the withdrawal of our election to be regulated as a BDC.

We currently have no commitments with any person for any capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”) and include the consolidated financial statements of the Company and its wholly-owned subsidiary, Hemp Funding, Inc., through its date of dissolution in 2017. All intercompany transactions and balances have been eliminated.

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

Income Taxes

Through March 31, 2017, we elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Code and operated in a manner so as to qualify for the tax treatment applicable to RICs.

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

Since March 31, 2017, we failed this diversification test since our investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDTY”) accounted for over 25% of our total assets (approximately 78% of total assets at December 31, 2017). As of the December 31, 2017 and as of the date of this report, we had not cured the failure to retain our status as a RIC and we do not intend to retain our RIC status. Accordingly, beginning in 2017, we are subject to income taxes at corporate tax rates. The loss of our status as a RIC is not expected to have any impact on our financial position or results of operations.

We did not have any distributable income as of December 31, 2017, 2016 or 2015.

Effective in 2017, we account for income taxes pursuant to ASC 740 “Accounting for Income Taxes” that requires the recognition of deferred tax assets and liabilities for the differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the net operating loss carry forwards for income tax purposes as compared to financial statement purposes, are dependent upon future taxable income and timing of reversals of future taxable differences along with any other positive and negative evidence during the periods in which those temporary differences become deductible or are utilized.

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

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Report of Independent Registered Public Accounting Firms

To the Board of Directors and
Stockholders of Point Capital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Point Capital, Inc. and subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets (stockholders’ equity), and cash flows for the year ended December 31, 2017 and 2016, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2016.

East Hanover, New Jersey

April 2, 2018

EisnerAmper LLP 750 Third Avenue New York, NY 10017-2703 T 212.949.8700 F 212.891.4100 www.eisneramper.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Point Capital, Inc.

We have audited the accompanying consolidated statements of operations, changes in net assets (stockholders’ equity), and cash flows of Point Capital, Inc. and subsidiary (the “Company”) for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of consolidated operations, changes in net assets (stockholders’ equity) and cash flows of Point Capital, Inc. and subsidiary for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ EISNERAMPER LLP

EISNERAMPER LLP

New York, New York

June 14, 2016

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Assets and Liabilities

	December 31, 2017	December 31, 2016

ASSETS
Investments at fair value
Non-controlled/Non-affiliated investments (cost of $876,358 and $1,098,096 at December 31, 2017 and 2016, respectively)	$1,320,229	$634,873
Cash and cash equivalents	294,591	579,209
Interest receivable	-	58,549
Prepaid expenses	26,565	26,973

Total Assets	$1,641,385	$1,299,604

LIABILITIES
Accounts payable and accrued expenses	$38,343	$53,098

Total Liabilities	38,343	53,098

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 shares designated; 4,000 shares issued and outstanding ($100 per share redemption value)	400,000	400,000

NET ASSETS
Common stock, $0.0001 par value, 100,000,000 shares authorized; 50,082,441 shares issued and outstanding at December 31, 2017 and 2016	5,009	5,009
Additional paid-in capital	1,871,080	1,871,080
Accumulated net investment loss	(470,388)	-
Accumulated undistributed net realized loss on investments	(651,530)	(566,360)
Unrealized appreciation (depreciation) on investments	448,871	(463,223)

Total Net Assets	1,203,042	846,506

Total Liabilities and Net Assets	$1,641,385	$1,299,604

Net Asset Value per Common Share	$0.02	$0.02

See accompanying notes to consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Years Ended December 31,
	2017	2016	2015

INVESTMENT INCOME:
Non-controlled/Non-affiliated investments:
Interest income	$20,483	$49,836	$40,341
Dividend income	-	-	6,800

Total investment income	20,483	49,836	47,141

OPERATING EXPENSES:
Compensation expense	177,500	142,500	96,613
Professional fees	185,294	234,588	94,742
Filing fees	3,652	3,419	7,869
Insurance expense	35,604	32,812	33,496
Bad debt expense	62,910	-	-
General and administrative expenses	25,911	30,175	31,593

Total operating expenses	490,871	443,494	264,313

NET INVESTMENT LOSS	(470,388)	(393,658)	(217,172)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized loss on investments
Non-controlled/Non-affiliated investments	(85,170)	(402,764)	(200,468)
Net unrealized gain (loss) on investments
Non-controlled/Non-affiliated investments	912,094	(316,552)	8,142

Net realized and unrealized gain (loss) on investments	826,924	(719,316)	(192,326)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$356,536	$(1,112,974)	$(409,498)

See accompanying notes to consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Net Assets

For the Years Ended December 31, 2017, 2016 and 2015

					Accumulated
	Common Stock, $0.0001		Additional	Accumulated Net	Undistributed Net Realized Gain (Loss)	Unrealized Appreciation (Depreciation)
	Par Value		Paid In	Investment	On	On	Total
	Shares	Amount	Capital	Loss	Investments	Investments	Net Assets

Balance - December 31, 2014	50,582,441	$5,059	$2,518,732	$-	$-	$(154,813)	$2,368,978

Net (decrease) increase in net assets resulting from operations	-	-	-	(217,172)	(200,468)	8,142	(409,498)

Tax reclassification of stockholders' equity	-	-	(199,890)	217,172	(17,282)	-	-

Balance - December 31, 2015	50,582,441	5,059	2,318,842	-	(217,750)	(146,671)	1,959,480

Cancellation of shares	(500,000)	(50)	50	-	-	-	-

Net (decrease) increase in net assets resulting from operations	-	-	-	(393,658)	(402,764)	(316,552)	(1,112,974)

Tax reclassification of stockholders' equity	-	-	(447,812)	393,658	54,154	-	-

Balance - December 31, 2016	50,082,441	5,009	1,871,080	-	(566,360)	(463,223)	846,506

Net (decrease) increase in net assets resulting from operations	-	-	-	(470,388)	(85,170)	912,094	356,536

Balance - December 31, 2017	50,082,441	$5,009	$1,871,080	$(470,388)	$(651,530)	$448,871	$1,203,042

See accompanying notes to consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$356,536	$(1,112,974)	$(409,498)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	-	(330,727)	(1,309,178)
Net realized loss on investments	85,170	402,764	200,468
Net unrealized (gain) loss on investments	(912,094)	316,552	(8,142)
Proceeds from sale of investments	157,568	675,208	433,771
Non-cash interest income	-	(5,000)	-
Bad debt expense	62,910	-	-
Increase in interest receivable	(20,361)	(44,777)	(13,544)
Decrease in dividend receivable	-	-	2,250
Decrease (increase) in prepaid expenses	408	(6,943)	(1,085)
(Decrease) increase in accounts payable and accrued expenses	(14,755)	(37,658)	88,202

Net Cash Used In Operating Activities	(284,618)	(143,555)	(1,016,756)

Net decrease in cash and cash equivalents	(284,618)	(143,555)	(1,016,756)

Cash and Cash Equivalents - Beginning of Year	579,209	722,764	1,739,520

Cash and Cash Equivalents - End of Year	$294,591	$579,209	$722,764

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-	$-
Taxes paid	$-	$250	$1,750

Non-cash investing and financing activities:
Interest receivable converted into investments	$16,000	$2,152	$-

See accompanying notes to consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

		Type of	Principal/		Fair	% of
United States (U.S.) Company	Industry	Investment	Shares	Cost	Value	Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc. (2)	Application Software	Warrants	60,000	$38,533	$4,707	0.39%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	24	0.00%

Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Series A Convertible Preferred Stock	100	-	-	0.00%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Warrants	750,000	-	-	0.00%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	825	14,159	46	0.00%

DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	200	0.02%
DatChat Inc. (1)	Application Software	10% Debenture (Due 12/2016)	$40,000	40,000	-	0.00%

Home Bistro, Inc.(1)	Personal Services	15% Convertible Debenture (Due 11/2015)	$150,000	150,000	-	0.00%
Home Bistro, Inc. (1) (2)	Personal Services	Warrants	75,000	-	-	0.00%

IPSIDY INC. (formerly ID Global Solutions Corporations) (1)	Biometric Technology	Common Stock	3,449,869	69,397	845,218	70.26%
IPSIDY INC. (formerly ID Global Solutions Corporations) (1) (2)	Biometric Technology	Warrants	2,200,000	38,219	443,204	36.84%

iNeedMD Holdings, Inc. (1) (2)	Health Care Supplies	Common Stock	25,000	795	5,000	0.42%

MultiMedia Platforms, Inc.(1)	Multimedia Technology	9% Debenture (Due 7/2016)	$100,000	38,461	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Common Stock	15,000	4,500	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Warrants	333,334	61,539	-	0.00%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series D Convertible Preferred Stock	23,449	11,724	2,600	0.22%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Common Stock	531,020	26,552	2,945	0.24%

Pish Posh Baby, LLC.(1)(2)	Online Retail - Specialty Apparel	Membership Units	19,155	149,988	9,194	0.76%

Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	6,500	0.54%

Vapor Corp. (1) (2)	Tobacco	Warrants	-	48,513	-	0.00%

Xtant Medical Holdings, Inc. (2)	Health Care Supplies	Warrants	11,513	31,773	591	0.05%

Total Non-controlled/Non-affiliated investments				$876,358	$1,320,229	109.74%
Net Assets at December 31, 2017					$1,203,042

(1)	Securities are exempt from registration under Rule 144A promulgated under the Securities Act.
(2)	Securities are not income producing.

See accompanying notes to consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

		Type of	Principal/		Fair	% of
United States (U.S.) Company	Industry	Investment	Shares	Cost	Value	Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc. (2)	Application Software	Common Stock	136,879	$75,279	$71,177	8.41%
Accelerize, Inc. (2)	Application Software	Warrants	60,000	38,533	16,617	1.96%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	1,418	0.17%

Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Series A Convertible Preferred Stock	100	-	-	0.00%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Warrants	750,000	-	-	0.00%

Aytu Bioscience, Inc. (1) (2)	Biotechnology	Warrants	67,709	2,625	20,005	2.36%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	825	14,159	1,044	0.12%

CombiMatrix Corp.(2)	Life Sciences Tools & Services	Warrants	2,589	31,021	41	0.00%

DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	100,150	11.83%
DatChat Inc. (1)	Application Software	10% Debenture (Due 12/2016)	$35,000	35,000	35,000	4.13%

Home Bistro, Inc.(1)	Personal Services	15% Convertible Debenture (Due 11/2015)	$150,000	150,000	150,000	17.72%
Home Bistro, Inc. (1) (2)	Personal Services	Warrants	75,000	-	-	0.00%

IPSIDY INC. (formerly ID Global Solutions Corporations) (1)	Biometric Technology	10% Debenture (Due 7/2016)	$100,000	61,781	100,000	11.81%
IPSIDY INC. (formerly ID Global Solutions Corporations) (1)	Biometric Technology	Common Stock	20,000	9,190	1,000	0.12%
IPSIDY INC. (formerly ID Global Solutions Corporations) (1) (2)	Biometric Technology	Warrants	2,200,000	38,219	59,836	7.07%

iNeedMD Holdings, Inc. (1) (2)	Health Care Supplies	Common Stock	25,000	795	7,500	0.89%

MabVax Therapeutics Holdings Inc. (1) (2)	Biotechnology	Warrants	9,009	30,674	682	0.08%

MultiMedia Platforms, Inc.(1)	Multimedia Technology	9% Debenture (Due 7/2016)	$100,000	38,461	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Common Stock	15,000	4,500	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Warrants	333,334	61,539	-	0.00%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series D Convertible Preferred Stock	23,449	11,724	25,794	3.05%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Common Stock	531,020	26,552	29,206	3.45%

Pershing Gold Corp.(2)	Mining Exploration	Warrants	6,838	9,965	-	0.00%

Pish Posh Baby, LLC.(1)(2)	Online Retail - Specialty Apparel	Membership Units	19,155	149,988	9,194	1.09%

Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Common Stock	100,000	74,000	1,960	0.23%
Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	110	0.01%

Rennova Health, Inc. (1) (2)	Biotechnology	Warrants	160,000	1,600	3,840	0.45%

Vapor Corp. (1) (2) (3)	Tobacco	Common Stock	0	-	-	0.00%
Vapor Corp. (1) (2) (3)	Tobacco	Warrants	0	48,513	-	0.00%

Xtant Medical Holdings, Inc.	Health Care Supplies	Warrants	11,513	31,773	299	0.04%

Total Non-controlled/Non-affiliated investments				$1,098,096	$634,873	74.99%

Net Assets at December 31, 2016					$846,506

(1)	Securities are exempt from registration under Rule 144A promulgated under the Securities Act.
(2)	Securities are not income producing.
(3)	On June 1, 2016, Vapor Corp. effected a one-for-twenty thousand reverse stock split which reduced our common share and warrant quantities held to zero.

See accompanying notes to consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS BY INDUSTRY

December 31, 2017 and 2016

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2017 and 2016

	December 31, 2017		December 31, 2016
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Application Software	$4,907	0.37%	$222,944	35.12%
Biometric Technology	1,288,422	97.59%	160,836	25.33%
Biotechnology	6,524	0.49%	28,015	4.41%
Communications Equipment	5,545	0.42%	55,000	8.66%
Health Care Equipment	46	0.00%	1,044	0.16%
Health Care Supplies	5,591	0.42%	7,799	1.23%
Life Sciences Tools & Services	-	0.00%	41	0.01%
Online Retail - Specialty Apparel	9,194	0.70%	9,194	1.45%
Personal Services	-	0.00%	150,000	23.63%
	$1,320,229	100.00%	$634,873	100.00%

See accompanying notes to consolidated financial statements

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1 - ORGANIZATION AND BUSINESS

Point Capital, Inc. (the “Company”) was incorporated in the State of New York on July 13, 2010. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware.

On October 4, 2013, the Company filed a Form N-54A and elected to become a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company elected to be treated for federal income tax purpose as a regulated investment company, or (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended, or (the “Code”). At March 31, 2017, the Company determined that it failed the RIC diversification test since one of the Company’s investments accounted for approximately 78% of the Company’s total assets. To correct the failure, the Company needed to dispose of the asset causing the failure within six months of the end of the quarter in which it identified the failure and the Company would have had to pay an excise tax of $50,000. The Company did not cure its failure to retain its status as a RIC and the Company does not intend to seek to obtain RIC status again. Accordingly, the Company is subject to income taxes at corporate tax rates.

The Company’s investment objective was to provide current income and capital appreciation. The Company intended to accomplish its objective by investing in the common stock, preferred stock, warrants and convertible notes of small and mid-cap companies. The Company’s investments were made principally through direct investments in prospective portfolio companies.  However, the Company also purchased securities in private secondary transactions. The Company to a lesser extent also invested in private companies that meet its investment objectives. The Company meets the definition of an investment company in accordance with the guidance under Accounting Standards Codification Topic 946 “Financial Services – Investment Companies.”

Recently, the Company has not made any new investments and is considering various options, including liquidation, merging with another BDC or registered investment company, merging with an operating company and withdrawing of its election to be regulated as a BDC.

On March 27, 2014, the Company formed a wholly-owned subsidiary, Hemp Funding, Inc., to invest in companies that are positioned for growth in the legal cannabis industry. The subsidiary never made any investments and during 2017, this subsidiary was dissolved.

The Company’s investment activities are managed by Eric Weisblum, the Company’s Chief Executive Officer.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”) and include the consolidated financial statements of the Company and its wholly-owned subsidiary, Hemp Funding, Inc., through its date of dissolution in 2017. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the years ended December 31, 2017, 2016 and 2015 include the valuation of the Company’s investments.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. During 2017 and 2016, the Company had cash balances exceeding the FDIC and SIPC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair market value based on the short-term maturity of these instruments.

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

Valuation of Investments

The Company’s investments consist of loans and securities issued by public and privately-held companies, including convertible debt, loans, equity warrants and preferred and common equity securities.

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

DECEMBER 31, 2017

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

On a quarterly basis, the Board of Directors of the Company (the “Board”), in good faith, determines the fair value of investments in the following manner:

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

Because there is not a readily available market value for some of the investments in its portfolio, the Company values certain of its portfolio investments at fair value as determined in good faith by the Board, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Portfolio Company Investment Classification

The Company classifies its portfolio company investments in accordance with the requirements of the 1940 Act.  Under the 1940 Act, “Controlled Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation.  Under the 1940 Act, “Affiliated Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities.  Under the 1940 Act, “Non-Controlled/Non-Affiliated Investments” are defined as investments that are neither Controlled Investments nor Affiliated Investments. At December 31, 2017 and 2016, the Company did not have any Controlled or Affiliated investments.

Revenue Recognition

The Company records interest and dividend income on an accrual basis to the extent that the Company expects to collect such amounts.

Income Taxes

Through March 31, 2017, the Company elected to be treated as a RIC under Subchapter M of the Code and operated in a manner so as to qualify for the tax treatment applicable to RICs.

At March 31, 2017, the Company failed this diversification test since the Company’s investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDGS”) accounted for over 25% of the Company’s total assets (78% of total assets at December 31, 2017). The Company may be eligible for relief under certain RIC provisions. A fund which meets the requirements of the diversification test at the close of any quarter shall not lose its status as a RIC because of a discrepancy during a subsequent quarter between the value of its various investments and such requirements unless such discrepancy exists immediately after the acquisition of any security or other property and is wholly or partly the result of such acquisition. This discrepancy was not caused by the acquisition of any security. The failure was not a result of willful neglect. If the Company were to correct the failure, the Company should have disposed of the asset causing the failure within six months of the end of the quarter in which it identified the failure to cure the failure unless the Company would otherwise be in compliance within the six month period and the Company would be required to pay an excise tax of $50,000. The Company did not cure its failure to retain its status as a RIC and the Company does not intend to seek to obtain RIC status again. Accordingly, the Company is subject to income taxes at corporate tax rates. The loss of the Company’s status as a RIC is not expected to have any impact on the Company’s financial position or results of operations.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital in excess of par or accumulated net realized loss, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax characterization of income or loss and any non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual tax returns.

Beginning in 2017, deferred income tax assets and liabilities arise from temporary differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent. The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its consolidated financial condition, results of operations, cash flows or disclosures.

NOTE 3 - PORTFOLIO INVESTMENTS

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2017:

	Level 1	Level 2	Level 3	Total
Common Stock	$853,163	$-	$200	$853,363
LLC Membership	-	-	9,194	9,194
Convertible Preferred Stock	-	2,600	-	2,600
Warrants	-	-	455,072	455,072
Total Investments	$853,163	$2,600	$464,466	$1,320,229

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2016:

	Level 1	Level 2	Level 3	Total
Common Stock	$110,843	$-	$100,150	$210,993
LLC Membership	-	-	9,194	9,194
Convertible Preferred Stock	-	25,794	-	25,794
Convertible Debentures	-	-	250,000	250,000
Debenture	-	-	35,000	35,000
Warrants	23,846	-	80,046	103,892
Total Investments	$134,689	$25,794	$474,390	$634,873

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 3 - PORTFOLIO INVESTMENTS (continued)

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of year	$474,390	$907,154	$549,043
Purchase of investments at cost	-	5,000	584,582
Interest receivable converted to common stock, at cost	16,000	-	-
Repayment of convertible debenture	-	-	(100,000)
Net realized gain	-	-	48,501
Net change in unrealized appreciation (depreciation) on investments	74,076	(328,603)	57,494
Net transfers in and/or out of Level 3 (1)	(100,000)	(109,161)	(232,466)
Balance at end of year	$464,466	$474,390	$907,154

	December 31, 2017	December 31, 2016
Net unrealized appreciation (depreciation) for Level 3 investments at period end	$(329,598)	$(368,928)

(1)	Transfers occurred due to the expiration of the restriction under Rule 144A of the Securities Act and to the development of an active market. A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.

At December 31, 2017 and 2016, level 3 investments consisted of the following:

Investment Type	Fair Value at December 31, 2017	Valuation Technique	Unobservable inputs	Input
Common Stock	$200	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Warrants	$455,072	Black-Scholes Option Pricing Model	Volatility	72.8% to 120.4%
	$464,466

Investment Type	Fair Value at December 31, 2016	Valuation Technique	Unobservable inputs	Input
Common Stock	$100,150	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Convertible Debentures	$250,000	Recent Transactions	N/A	N/A
Debenture	$35,000	Recent Transaction	N/A	N/A
Warrants	$80,046	Black-Scholes Option Pricing Model	Volatility	38.6% to 136.9%
	$474,390

If the price multiple or sales multiple were to increase or decrease, the fair value of the investments would increase or decrease, respectively. If the discount for lack of marketability or restriction discount were to increase or decrease, the fair value of the investments would decrease or increase, respectively.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 4 - REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK

In April 2013, pursuant to a Series A Preferred Stock Purchase Agreement (the “Preferred Stock Agreement”), the Company issued 4,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) for $400,000. Holders of Preferred Stock vote together with holders of Common Stock on an as-converted basis. Each share of Preferred Stock is currently convertible into 500 shares of common stock at the option of the holder (subject to a 9.99% beneficial ownership limitation) based on a conversion formula (the Stated Value, currently $100, divided by the Conversion Rate, currently $0.20.) The Conversion Rate may be adjusted upon the occurrence of stock dividends or stock splits or subsequent equity sales at a price lower than the current conversion rate. Each share has a $100 liquidation value. The holders of Preferred Stock are entitled to receive dividends on an as-converted basis if paid on Common Stock.

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

Pursuant to the Preferred Stock Agreement, the Company agreed that as long as the purchasers of its Series A Preferred Stock are holding said shares, the Company would comply in all respects with its reporting and filing obligations under the Exchange Act. The Company did not file its annual report for the year ended December 31, 2015 and its quarterly reports for the period ended March 31, 2016 and June 30, 2016, in a timely manner. The Company is currently not in breach of its agreement to remain current. The purchase agreement does not provide for any immediate consequence or default provision such as a reduction in the conversion price of the Series A Preferred, immediate redemption or the like.

The Preferred Stock has forced conversion rights where the Company may force the conversion of the Preferred Stock if certain conditions are met. The Company may elect to redeem some or all of the outstanding Preferred Stock for the Stated Value (currently $100/share) provided that proper notice is provided to the holders and that a number of conditions (the “Equity Conditions”) have been met.

If any shares of Preferred Stock are outstanding and the Company is a BDC, the Company shall have asset coverage of at least 200% as of the close of business on the last business day of a calendar quarter. If the Company fails to comply with this requirement and it is not cured on a timely basis, the Company shall, to the extent permitted by the 1940 Act and Delaware law, proceed to redeem a sufficient number of shares of Preferred Stock (at $100/share plus any unpaid dividends and distributions) to meet is asset coverage requirement.

The Company believes the carrying amount reported in the consolidated balance sheets for the Preferred Stock of $400,000 approximates the fair market value of such Preferred Stock based on the short-term maturity of these instruments which also equals the redemption value reflected as on the consolidated balance sheets.

On March 31, 2017, the Board approved the amendment and restatement of the original Certificate of Designation in order to expressly ensure that holders of the Company’s Preferred Stock have the right to elect at least two directors at all times, have complete priority over any other class as to distribution of assets and payments of dividends, and have equal voting rights with every other outstanding voting stock. On May 11, 2017, the Company filed the amendment and restatement with the State of Delaware.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 5 - EQUITY TRANSACTIONS

Common stock issued for services

In July 2014, pursuant to a consulting agreement, the Company issued 500,000 shares of its common stock for business development services rendered. In accordance with FASB ASC 718, “Compensation – Stock Compensation”, the shares were valued at their fair value of $150,000 using the most recent offering price of the common stock on the dates of grant of $0.30 per common share and the Company recorded stock-based consulting fees of $150,000. In January 2016, upon determination that these shares were issued in contravention of Section 23(a) of the 1940 Act, the Board, by unanimous written consent, canceled the 500,000 shares that had been issued to the consultant. Additionally, the consultant and the Company agreed to a mutual release whereby the consultant released the Company from any future obligation and the Company released the consultant from any future obligation.

NOTE 6 - RELATED PARTY TRANSACTIONS

In January 2015, the Company entered into an agreement with its independent directors to issue each independent director of the Board 112,500 options for the first quarter of 2015 and 37,500 on the first day of each quarter going forward at a strike price equal to the then fair market value. On January 1, 2015, each independent director of the Board was issued 112,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30 for an aggregate of 337,500 options. Additionally, on April 1, 2015 and July 1, 2015, each independent director of the Board was issued 37,500 five year non-qualified options to purchase shares of the Company’s common stock at $0.30 per share, the fair value of the Company’s common stock on the date of grant, expiring five years from the date of issuance for an aggregate of 225,000 options. In December 2015, the Company determined that, pursuant to 1940 Act, these stock options should not have been granted and accordingly, the stock options were canceled, all previously recorded compensation recognized of $62,758 was reversed, and the Company’s independent directors agreed to be compensated in cash at a rate of $10,000 per year of prior services to December 31, 2015 for an aggregate amount of $70,000, which has been reflected as an accrued expense at December 31, 2015 on the accompanying consolidated statements of assets and liabilities. As of December 31, 2017, 2016 and 2015, there were no options outstanding.

NOTE 7 – CONCENTRATIONS AND CREDIT RISKS

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments and debt instruments (other than cash equivalents), which collectively represented approximately 80.4% and 48.9% of the Company’s total assets at December 31, 2017 and 2016, respectively. These investments consisted of certain securities in companies with no readily determinable market values or in non-public companies, and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that certain of the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. Investments in non-public entities should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, the Company is classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of its assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate. Additionally, at December 31, 2017, approximately 98% of the fair value of the Company’s investment portfolio is concentrated in one portfolio company in the biometric technology industry, which gives rise to a risk of significant loss should the performance or financial condition of this industry deteriorate.

NOTE 8 - INCOME TAXES

Through March 31, 2017, the Company elected to be treated as a RIC under Subchapter M of the Code and operated in a manner so as to qualify for the tax treatment applicable to RICs.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 8 - INCOME TAXES (continued)

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

Since March 31, 2017, the Company failed this diversification test since the Company’s investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDTY”) accounted for over 25% of the Company’s total assets (approximately 78% of total assets at December 31, 2017). The Company may be eligible for relief under certain RIC provisions. A fund which meets the requirements of the diversification test at the close of any quarter shall not lose its status as a RIC because of a discrepancy during a subsequent quarter between the value of its various investments and such requirements unless such discrepancy exists immediately after the acquisition of any security or other property and is wholly or partly the result of such acquisition. This discrepancy was not caused by the acquisition of any security. The failure was not a result of willful neglect. If the Company were to correct the failure, the Company should have disposed of the asset causing the failure within six months of the end of the quarter in which it identified the failure to cure the failure unless the Company would otherwise be in compliance within the six month period and the Company would be required to pay an excise tax of $50,000. As of the December 31, 2017, the Company had not cured its failure to retain its status as a RIC and the Company does not intend to retain its RIC status. Accordingly, the Company will be subject to income taxes at corporate tax rates. The loss of the Company’s status as a RIC is not expected to have any impact on the Company’s financial position or results of operations.

So long as the Company maintained its status as a RIC, it did not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributed at least annually to its common stockholders as distributions. As a result, any tax liability related to income earned and distributed by the Company represented obligations of the Company’s common stockholders and was not reflected in the financial statements of the Company for the years in which it qualifies as a RIC. The Company qualified as a RIC in 2016, 2015 and 2014 and did not qualify as a RIC in 2017.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2017 and 2016, the Company had not recorded a liability for any unrecognized tax positions.

Taxable income generally differs from the change in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as unrealized gains or losses are not included in taxable income until they are realized.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 8 - INCOME TAXES (continued)

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. These book/tax differences are either temporary or permanent in nature. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. To the extent these differences were permanent, in 2016 and 2015, they were charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise as follows:

	December 31, 2016	December 31, 2015
Reduction of additional paid-in capital	$(447,812)	$(199,890)
Accumulated net investment loss	$393,658	$217,172
Accumulated net realized (gain) loss	$54,154	$(17,282)

Due to the loss of the Company’s RIC status, such adjustment was not recorded in 2017.

The following reconciles net decrease in net assets resulting from operations to taxable loss for the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017	December 31, 2016	December 31, 2015
Net increase (decrease) in net assets resulting from operations	$356,536	$(1,112,974)	$(409,498)
Net unrealized (appreciation) depreciation not taxable	(912,094)	316,552	(8,142)
Dividend income (bad debt expense) not recognized on tax return	-	-	2,250
Realized loss on U.S. GAAP basis, not recognized on tax return	-	-	100,000
Taxable loss	$(555,558)	$(796,422)	$(315,390)

At December 31, 2017 and 2016, the components of accumulated net losses on a tax basis and a reconciliation to accumulated net losses on a book basis were as follows:

	December 31, 2017	December 31, 2016
Net unrealized appreciation (depreciation)	$448,871	$(463,223)
Differences between book and tax loss on investments	-	(100,000)
Net operating loss carry forward	(470,388)	-
Capital loss carry forward	(651,530)	(466,360)
Total accumulated losses—net, book basis	$(673,047)	$(1,029,583)

At December 31, 2017 and 2016, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes were as follows:

	December 31, 2017	December 31, 2016
Tax cost	$871,358	$1,098,096
Gross unrealized appreciation	1,190,511	102,885
Gross unrealized depreciation	(741,640)	(566,108)
Total investments, at fair market value	$1,320,229	$634,873

Effective in 2017, the Company accounts for income taxes pursuant to ASC 740 “Accounting for Income Taxes” that requires the recognition of deferred tax assets and liabilities for the differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the net operating loss carry forwards for income tax purposes as compared to financial statement purposes, are dependent upon future taxable income and timing of reversals of future taxable differences along with any other positive and negative evidence during the periods in which those temporary differences become deductible or are utilized. The deferred tax assets at December 31, 2017 consist of net operating and capital loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income and capital gains.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent. The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

As a result of the reduction of the federal corporate income tax rate, the Company reduced the value of its net deferred tax asset by $89,244 which was recorded as a corresponding reduction to the valuation allowance during the fourth quarter of 2017.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the year ended December 31, 2017 was as follows:

Year Ended
December 31, 2017
Income tax benefit at U.S. statutory rate of 34%	$(159,932)
Income tax benefit – state	(30,575)
Effect of change in Federal effective rate	61,150
Change in valuation allowance	129,357
Total provision for income tax	$-

The Company’s approximate net deferred tax asset as of December 31, 2017 was as follows:

December 31, 2017
Deferred Tax Asset:
Net operating loss carryforward	$129,357
Net capital loss carryforward	179,171
Total deferred tax asset before valuation allowance	308,528
Valuation allowance	(308,528)
Net deferred tax asset	$-

At December 31, 2017, the Company had a net capital loss carryforward of approximately $651,530, which can be used to offset future capital gains for a period of five years.

Due to the loss of it RIC status in 2017, any net tax operating losses generated as a RIC cannot be used to offset any future taxable income. During 2017, the Company incurred an estimated net operating loss of approximately $470,000 for income taxes. This net operating loss carries forward may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2037.

Management believes that it appears more likely than not that the Company will not realize these tax benefits due to the Company’s continuing losses for income taxes purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit related to the U.S. net operating loss and capital loss carry forwards to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 9 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2017, 2016 and 2015:

Net asset value per common share data:	For the Years ended December 31,
	2017	2016	2015
Net asset value per common share, beginning of period	$0.02	$0.04	0.05
Net investment loss	(0.01)	(0.01)	(0.01)
Net realized gain (loss) on investments	(0.01)	(0.005)	0.00
Net change in unrealized appreciation (depreciation) on investments	0.02	(0.005)	0.00
Net decrease in net assets resulting from operations	(0.00)	(0.02)	(0.01)
Net asset value per common share, end of period	$0.02	$0.02	$0.04
Ratios and supplemental data:
Per share market price, end of period (1)	$0.20	$0.25	$1.10
Total return (2)	42.12%	(56.60)%	(17.29)%
Common shares outstanding, end of period	50,082,441	50,082,441	50,582,441
Weighted average common shares outstanding during period	50,082,441	50,195,829	50,582,441
Net assets, end of period	$1,203,042	$846,506	$1,959,480
Ratio of operating expenses to average net assets	(40.57)%	(30.04)%	(11.81)%
Ratio of net investment loss to average net assets	(38.87)%	(26.66)%	(9.70)%
Portfolio Turnover	1.26	26.35	32.13

1.	The shares of the Company's common stock were listed in the OTC Market beginning January 5, 2012. The Company’s shares were not actively traded during the years ended December 31, 2017, 2016 and 2015.
2.	Total return is based on the change in net asset value during the period, adjusted for the impact of capital stock transactions and related offering costs. Since the shares were not actively traded in 2017, 2016 or 2015, total return based on stock price has not been presented for the years ended December 31, 2017, 2016 and 2015.

NOTE 10 – RISKS AND UNCERTAINTIES

As a BDC, the Company must continue to comply with numerous rules and regulations under the 1940 Act, including without limitation, maintaining at least 70% of its total assets as “qualifying assets”, having a majority of non-interested directors on its Board, maintaining its securities under specific regulations, and the Company must meet certain diversification tests.

If the Company loses its status or decides to revoke its status as a BDC, this would have a material adverse effect on the Company’s ability to invest, on the Company’s operating results, financial condition and ability to pay dividends, and on the value of its common stock.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 11 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2017
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Investment income	$7,434	$6,540	$6,504	$5
Operating expenses	145,746	77,628	98,159	169,338
Net investment loss	(138,312)	(71,088)	(91,655)	(169,333)
Net realized gain (loss) on investments	12,316	(11,282)	(80,913)	(5,291)
Net change in unrealized appreciation (depreciation) on investments	870,825	6,336	(346,575)	381,508

Net increase (decrease) in net assets from operations	$744,829	$(76,034)	$(519,143)	$206,884

Net asset value per share	$0.03	$0.03	$0.02	$0.02

	2016
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Investment income	$17,502	$12,031	$11,256	$9,047
Operating expenses	126,633	147,888	93,097	75,876
Net investment loss	(109,131)	(135,857)	(81,841)	(66,829)
Net realized gain (loss) on investments	(6,836)	30,105	131	(426,164)
Net change in unrealized appreciation (depreciation) on investments	11,841	(328,587)	(349,795)	349,989

Net decrease in net assets from operations	$(104,126)	$(434,339)	$(431,505)	$(143,004)

Net asset value per share	$0.04	$0.03	$0.02	$0.02

	2015
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Investment income	$7,656	$5,186	$11,606	$22,693
Operating expenses	69,295	76,989	45,545	72,484
Net investment loss	(61,639)	(71,803)	(33,939)	(49,791)
Net realized gain (loss) on investments	(95,945)	(17,790)	59,220	(145,953)
Net change in unrealized appreciation (depreciation) on investments	186,037	105,697	(486,125)	202,533

Net increase (decrease) in net assets from operations	$28,453	$16,104	$(460,844)	$6,789

Net asset value per share	$0.05	$0.05	$0.04	$0.04

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, for the following reasons:

●	lack of 1940 Act experienced internal staff;

●	lack of segregation of duties within accounting functions;

●	lack of control over custodian of certain instruments; and

●	lack of control over valuation of certain investments.

Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal controls over financial reporting were not effective as of December 31, 2017

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Remediation Plans

We have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above.

●	During 2017, we transferred all of our operating cash into a custodian account held at US Bank, NA. All payments are authorized by our CEO ad CFO upon review of related documents. All cash disbursements are made by US Bank NA.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officer and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible enhancements to controls and procedures.

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2017, our internal control over financial reporting was not effective for the reasons discussed above.

This annual report does not include an attestation report by Friedman LLP, our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position
Eric Weisblum	47	Chairman, Chief Executive Officer, President, Chief Compliance Officer, and Director
Adam Wasserman	53	Chief Financial Officer
Van E. Parker	70	Director
Leonard Schiller	75	Director
Joel A. Stone	73	Director

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer of our Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Eric Weisblum, Chief Executive Officer, President, Chief Compliance Officer, and Director – Mr. Weisblum has been our Chief Executive Officer and Chairman of the Board since November 2015, and our President and a member of the Board since January 2013. Mr. Weisblum co-founded Whalehaven Capital in 2003. Mr. Weisblum is currently a Partner of Whalehaven Capital’s General Partner and Managing Member of JAWS Capital Partners, LLC.  From 2002 to 2003, Mr. Weisblum was a registered representative with Domestic Securities, a New Jersey-based broker dealer. While with Domestic Securities, Mr. Weisblum held the Series 7 - General Securities Representative, the Series 63 – Uniform Securities Agent State Law Examination, and the Series 55 – Registered Equity Trader securities registrations.  From 1993 to 2002, Mr. Weisblum originated, structured, traded, and placed structured financing transactions at M.H. Meyerson & Co. Inc., a publicly traded registered investment bank. Mr. Weisblum holds a Bachelor of Arts degree from the University of Hartford’s Barney Business School.  Mr. Weisblum’s significant experience with private investment funds was instrumental in his selection as a member of the Board.

Adam Wasserman, Chief Financial Officer - Mr. Wasserman has served as our Chief Financial Officer since August 2015. Mr. Wasserman has been a majority shareholder and chief executive officer of CFO Oncall, Inc. (“CFO Oncall”) since 1999. CFO Oncall provides chief financial officer services to a number of companies. Through CFO Oncall, Mr. Wasserman serves and has served as the chief financial officer of a number of private and publicly held companies. From June 1991 to November 1999, Mr. Wasserman was a Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior accounting staff members, work paper review, auditing, maintaining client relations, preparation of tax returns and financial statements. From September 1986 to May 1991, Mr. Wasserman was employed by Deloitte & Touche, LLP where his assignments included public and private company audits and Securities and Exchange Commission reporting, tax preparation and planning, management consulting, systems design, staff instruction and recruiting. Mr. Wasserman is a member of the American Institute of Certified Public Accountants. Mr. Wasserman holds a Bachelor of Science Degree in Accounting from the State University of New York at Albany.

Van E. Parker, Director, has been a board member since January 2013. Mr. Parker has been the Executive Director of the Mediation Center of Charlottesville, Inc. since August 2013 and is a Virginia Supreme Court certified mediator. He previously served as interim Executive Director of the City of Milford’s Milford Arts Council. From June 2010 through August 2012 he was the development director and financial advisor to the Transportation Association of Greenwich, Inc. Mr. Parker was a Managing Director and later a Senior Advisor to Centre Capital Advisors, LLC, of Greenwich, CT, a registered broker-dealer, from 2007 through February 2013. In 2009 through 2010 Mr. Parker was an advisor to the chief executive officer of the Institute for Advanced Science and Engineering. Mr. Parker was a board member and chairman of the audit committee of Prospect Capital Corp. from its start in 2004 through 2008. Previously, he served as senior credit officer for Xerox Credit, Inc. Mr. Parker earned a Bachelor of Arts degree in political science at Colgate University and a MBA from the Graduate School of Business at Columbia University. He is a graduate of the Xerox Advanced Management School. Mr. Parker has received FINRA Series 62, 63 and 79 securities licenses. Mr. Parker’s significant investment banking and executive experience were instrumental in his selection as a member of the Board.

Leonard Schiller, Director, has been a board member since June 2014. Mr. Schiller is President and Managing Partner of the Chicago law firm of Schiller Klein PC and has been associated with the firm since 1977. Mr. Schiller also has served as the President of The Dearborn Group, a residential property management and real estate company with properties located in the Midwest. Mr. Schiller has also been involved in the ownership of residential properties and commercial properties throughout the country. Mr. Schiller has acted as a principal in numerous private loan transactions and has been responsible for the structure, and management of these transactions. Mr. Schiller has also served as a member of the Board of Directors of IMALL, an internet search engine company, which was acquired by Excite@Home. He also served as a member of the Board of AccuMed International, Inc., a company which manufactured and marketed medical diagnostic screening products, which was acquired by Molecular Diagnostics, Inc. He presently serves as a director of Milestone Scientific, Inc., a Delaware company. He also serves as a director of Gravitas Cayman Corp. and a Limited Partner of Gravitas Capital Partners LLC, a private hedge fund. Mr. Schiller’s prior board experience and legal experience were instrumental in his selection as a member of the Board.

Joel A. Stone, Director, has been a board member since June 2014. Mr. Stone been a real estate investor since 2005. In addition, since early the early 1990’s, Mr. Stone has been a principal in the Hostmark Hospitality Group, an Illinois company and in 2011, co-founded The Fin Branding Company, a manufacturer of electronic cigarettes. Although he remained a principal with the VanKampen Group (including serving as Financial Principal for VanKampen Merritt, Inc. from 1980 to 1982, and president of its holding companies from 1980 to 1985) until its sale in 1985, in 1980 he created and served as President from 1980 to 1990 and Chief Executive Officer of VMS Realty Partners, a real estate syndicator and owner/operator entity controlling almost $10 billion of assets until it started liquidating its assets in 1990. It took Mr. Stone approximately 15 years to dispose of the last of VMS's assets. Prior thereto, in 1971 Mr. Stone co-founded a Certified Public Accounting firm at which he specialized in tax matters. Mr. Stone's early employment includes work as Internal Revenue agent, controller of a life insurance company, a senior tax accountant with a large public accounting firm and an attorney specializing in tax matters. Mr. Stone graduated DePaul University in 1966 with a Bachelor of Science in Commerce majoring in accountancy. In 1966, he became a Certified Public Accountant. In 1970, he earned a Juris Doctor degree from Depaul College of Law. Mr. Stone has been Chairman of the Board for the Jewish Federation of Metropolitan Chicago and a National Trustee of the Foundation Fighting Blindness. Mr. Stone’s prior experience as an entrepreneur and senior executive leadership were instrumental in his selection as a member of our Board.

Family Relationships

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

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Independence and Committees

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Eric Weisblum has a relationship with the company which, in the opinion of the board of directors, would not allow him to be considered as an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Van E. Parker, Leonard Schiller and Joel A. Stone are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

As a BDC, the Board of Directors is required to establish an Audit Committee. Members of the Audit Committee must be independent members of the Company’s Board of Directors. When a BDC’s audit committee is comprised solely of independent Directors, the BDC is exempt from the requirement under Section 32(a) of the 1940 Act to have its independent public accountant submitted for ratification or rejection by shareholders so long as it has also adopted an audit committee charter, setting forth the committee’s structure, duties, powers and method of operation. The audit committee charter (and any modification thereto) must be maintained and preserved permanently in an easily accessible place and is available on our website at www.pointcapital.com.

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

The Audit Committee of our Board selected Friedman LLP as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ended December 31, 2017. The Audit Committee, in its discretion and subject to approval by our Board in accordance with the 1940 Act, may direct the appointment of a different independent registered public accounting firm at any time during the year if it determines that such a change would be in the best interests of the Company and its stockholders.

The Board as a whole carries out the functions of nominating and compensation committees.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Code of Ethics

We have adopted a Code of Business Ethics that applies to all of our directors, officers and employees. A copy of the Code of Business Ethics is incorporated by reference as an exhibit.

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

To our knowledge, based solely on review of the copies of such reports, we believe that during the fiscal year ended December 31, 2017 all applicable Section 16(a) filing requirements were complied with by our executive officers, directors and 10% stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our principal executive officer and our principal financial officer as of the end of fiscal years ended 2017, 2016 and 2015 (each a “named executive officer”). There were no highly compensated officers who had total compensation exceeding $100,000 for fiscal 2017, 2016 or 2015.

Summary Compensation Table

Name and Principal Position	Fiscal Years Ended 12/31	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)

Eric Weisblum,	2017	0	0	0	0	0	0	60,000	60,000
Director and CEO (2)	2016	0	0	0	0	0	0	25,000	25,000
	2015	0	0	0	0	0	0	0	0

Adam Wasserman,	2017	0	0	0	0	0	0	60,000	60,000
CFO (1)	2016	0	0	0	0	0	0	60,000	60,000
	2015	0	0	0	0	0	0	26,612	26,612

(1)	Fees paid to Mr. Wasserman were paid to CFO Oncall, Inc., a company majority owned by. Mr. Wasserman.

(2)	Represents fees paid to Eric Weisblum as an independent contractor.

Option/SAR Grants in Fiscal Year Ended December 31, 2017

None.

Outstanding Equity Awards at Fiscal Year-End Table

None.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

None.

Compensation of Directors

During 2017, our directors received or we accrued compensation for services rendered in 2017 in their capacity as directors as follows:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Van E. Parker	10,000	10,000
Leonard Schiller	10,000	10,000
Joel A. Stone	10,000	10,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of April 2, 2018, the number of shares of common stock of our Company that are beneficially owned by

●	by each person who is known by us to beneficially own more than 5% of our common stock;

●	by each of our officers and directors; and

●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Point Capital, Inc., 1086 Teaneck Road, Suite 3A, Teaneck, NJ 07666.

Name of Beneficial Owner	Title of Class	Number of Shares Owned (1)		Percentage of Class (2)

Eric Weisblum	Common	0		*
Van E. Parker	Common	0		*
Leonard Schiller	Common	500,000		*
Joel A. Stone	Common	1,000,000		2.00%
Adam Wasserman	Common	0		*
Directors and Officers as a group (5 persons)	Common	1,500,000		3.00%

Whalehaven Capital Fund Limited (3)	Common	17,839,059		35.62%

Alpha Capital Anstalt (4)	Common	5,060,057	(5)	10.10%

Vincent Labarbara (6)	Common	2,600,620		5.19%

Mario Marsillo Jr. (7)	Common	2,600,620		5.19%

* Indicates less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 2, 2018 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 50,082,441 shares of common stock issued and outstanding as of April 2, 2018.

(3) Michael Finkelstein has voting and dispositive power as to the shares held by Whalehaven Capital Fund Limited. The address of Whalehaven Capital Fund Limited is Suite 04-06, 28 Floor, Block A, Innotec Tower, 235 Nanjing Road, Hamilton, Bermuda.

(4) Konrad Ackerman has voting and dispositive power as to the shares held by Alpha Capital Anstalt. The address of Alpha Capital is Pradafut 7 Furstentums 1490 Vaduz Liechtenstein C4 99999.

(5) Includes 2,000,000 shares of common stock issuable upon conversion of outstanding shares of Series A Convertible Preferred Stock held by Alpha Capital.

(6) The mailing address of this stockholder is 67 Bellevue Avenue, Rumson, NJ 07760.

(7) The mailing address of this stockholder is 1459 Arden Avenue, Staten Island, NY 10312.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Other than as disclosed below, during the last two fiscal years, there have been no transactions, or proposed transactions, in which our company was or is to be a participant where the amount involved exceeds the lesser of $120,000 or one percent of the average of our company’s total assets at year-end and in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

Our current office space is donated to us from our Chief Executive Officer. There is no lease agreement and we pay no rent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our audit committee reviews and pre-approves audit and permissible non-audit services performed by our independent registered public accounting firms, Friedman LLP (“Friedman”) for 2017 and 2016 as well as the fees for such services to ensure that the provision of such services is compatible with maintaining independence.

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

The following table shows the fees for services provided by Friedman LLP for the years ended December 31, 2017 and 2016:

	2017	2016
Audit Fees (1)	$80,340	$77,080
Total Fees	$80,340	$77,080

(1)	Audit fees - these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(b)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(c)	Index to Exhibits

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K.

Exhibits	Description

3.1	Certificate of Incorporation of Gold Swap Inc., filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2011 and incorporated herein by reference.

3.2	Amendment to Certificate of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on March 30, 2011 and incorporated herein by reference.

3.3	Bylaws of Gold Swap Inc., filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on March 30, 2011 and incorporated herein by reference.

3.4	Certificate of Incorporation of Point Capital, Inc., filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Commission on December 28, 2012 and incorporated herein by reference.

3.5	Bylaws of Point Capital, Inc., filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Commission on December 28, 2012 and incorporated herein by reference.

3.6	Certificate of Designation of the Series A Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 30, 2013 and incorporated herein by reference.

3.7	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on May 17, 2017 and incorporated herein by reference.

10.1	Stock Purchase Agreement dated April 24, 2013 between Point Capital, Inc. and Alpha Capital Anstalt, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 30, 2013 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Point Capital, Inc.

Date: April 2, 2018	By:	/s/ Eric Weisblum
Eric Weisblum
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 2, 2018	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weisblum	Chairman, Chief Executive Officer,	April 2, 2018
Eric Weisblum	President, Chief Compliance Officer, and Director (Principal Executive Officer)

/s/ Adam Wasserman	Chief Financial Officer	April 2, 2018
Adam Wasserman	(Principal Financial and Accounting Officer)

/s/ Van E. Parker	Director	April 2, 2018
Van E. Parker

/s/ Leonard Schiller	Director	April 2, 2018
Leonard Schiller

/s/ Joel A. Stone	Director	April 2, 2018
Joel A. Stone

