Form 10-Q
period 2018-03-31
Point Capital, Inc.
filed 2018-05-15
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2018

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

As of May 15, 2018, 50,082,441 shares of common stock, par value $0.0001 per share, were outstanding.

POINT CAPITAL, INC.

FORM 10-Q

March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Assets and Liabilities

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments at fair value
Non-controlled/Non-affiliated investments (cost of $813,384 and $876,358 at March 31, 2018 and December 31, 2017, respectively)	$1,180,400	$1,320,229
Cash and cash equivalents	486,268	294,591
Prepaid expenses	26,266	26,565

Total Assets	$1,692,934	$1,641,385

LIABILITIES
Accounts payable and accrued expenses	$72,343	$38,343

Total Liabilities	72,343	38,343

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 shares designated; 4,000 shares issued and outstanding ($100 per share redemption value)	400,000	400,000

NET ASSETS
Common stock, $0.0001 par value, 100,000,000 shares authorized; 50,082,441 shares issued and outstanding at March 31, 2018 and December 31, 2017	5,009	5,009
Additional paid-in capital	1,871,080	1,871,080
Accumulated net investment loss	(605,235)	(470,388)
Accumulated undistributed net realized loss on investments	(417,279)	(651,530)
Unrealized appreciation on investments	367,016	448,871

Total Net Assets	1,220,591	1,203,042

Total Liabilities and Net Assets	$1,692,934	$1,641,385

Net Asset Value per Common Share	$0.02	$0.02

See accompanying notes to unaudited condensed consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

INVESTMENT INCOME:
Non-controlled/Non-affiliated investments:
Interest income	$8	$7,434

Total investment income	8	7,434

OPERATING EXPENSES:
Compensation expense	45,000	45,000
Professional fees	76,200	77,610
Filing fees	1,902	1,138
Insurance expense	8,798	8,924
Bad debt (recovery) expense	(5,000)	6,750
General and administrative expenses	7,955	6,324

Total operating expenses	134,855	145,746

NET INVESTMENT LOSS	(134,847)	(138,312)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on investments
Non-controlled/Non-affiliated investments	234,251	12,316
Net unrealized (loss) gain on investments
Non-controlled/Non-affiliated investments	(81,855)	870,825

Net realized and unrealized gain on investments	152,396	883,141

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,549	$744,829

See accompanying notes to unaudited condensed consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Net Assets

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

					Accumulated
					Undistributed
					Net	Unrealized
				Accumulated	Realized Gain	Appreciation
	Common Stock,		Additional	Net	(Loss)	(Depreciation)	Total
	$0.0001 Par Value		Paid In	Investment	On	On	Net
	Shares	Amount	Capital	Loss	Investments	Investments	Assets

Balance - December 31, 2016	50,082,441	$5,009	$1,871,080	$-	$(566,360)	$(463,223)	$846,506

Net (decrease) increase in net assets resulting from operations	-	-	-	(138,312)	12,316	870,825	744,829

Balance - March 31, 2017 (Unaudited)	50,082,441	$5,009	$1,871,080	$(138,312)	$(554,044)	$407,602	$1,591,335

Balance - December 31, 2017	50,082,441	$5,009	$1,871,080	$(470,388)	$(651,530)	$448,871	$1,203,042

Net (decrease) increase in net assets resulting from operations	-	-	-	(134,847)	234,251	(81,855)	17,549

Balance - March 31, 2018 (Unaudited)	50,082,441	$5,009	$1,871,080	$(605,235)	$(417,279)	$367,016	$1,220,591

See accompanying notes to unaudited condensed consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$17,549	$744,829
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments	(234,251)	(12,316)
Net unrealized loss (gain) on investments	81,855	(870,825)
Proceeds from sale of investments	297,225	17,236
Bad debt (recovery) expense	(5,000)	6,750
Increase in interest receivable	-	(7,361)
Decrease in prepaid expenses	299	424
Increase in accounts payable and accrued expenses	34,000	37,091

Net Cash Provided by (Used In) Operating Activities	191,677	(84,172)

Net increase (decrease) in cash and cash equivalents	191,677	(84,172)

Cash and Cash Equivalents - Beginning of Period	294,591	579,209

Cash and Cash Equivalents - End of Period	$486,268	$495,037

See accompanying notes to unaudited condensed consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

SCHEDULE OF INVESTMENTS

March 31, 2018

(Unaudited)

United States (U.S.) Company	Industry	Type of Investment	Principal/Shares	Cost	Fair Value	% of Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc. (2)	Application Software	Warrants	60,000	$38,533	$5,429	0.44%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	-	0.00%

Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Series A Convertible Preferred Stock	100	-	-	0.00%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Warrants	750,000	-	-	0.00%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	825	14,159	-	0.00%

DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	200	0.02%
DatChat Inc. (1)	Application Software	10% Debenture (Due 12/2016)	$40,000	40,000	-	0.00%

Home Bistro, Inc.(1)	Personal Services	15% Convertible Debenture (Due 11/2015)	$150,000	150,000	-	0.00%
Home Bistro, Inc. (1) (2)	Personal Services	Warrants	75,000	-	-	0.00%

IPSIDY INC. (formerly ID Global Solutions Corporations) (1)	Biometric Technology	Common Stock	2,214,959	44,699	631,263	51.72%
IPSIDY INC. (formerly ID Global Solutions Corporations) (1) (2)	Biometric Technology	Warrants	2,200,000	38,219	527,594	43.22%

iNeedMD Holdings, Inc. (1) (2)	Health Care Supplies	Common Stock	25,000	795	5,000	0.41%

MultiMedia Platforms, Inc.(1)	Multimedia Technology	9% Debenture (Due 7/2016)	$100,000	38,461	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Common Stock	15,000	4,500	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Warrants	333,334	61,539	-	0.00%

Pish Posh Baby, LLC.(1)(2)	Online Retail - Specialty Apparel	Membership Units	19,155	149,988	9,194	0.75%

Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	950	0.08%

Healthier Choice Management Corp. (1) (2)	Tobacco	Warrants	-	48,513	-	0.00%

Xtant Medical Holdings, Inc. (2)	Health Care Supplies	Warrants	959	31,773	770	0.06%

Total Non-controlled/Non-affiliated investments				$813,384	$1,180,400	96.70%

Net Assets at March 31, 2018					$1,220,591

(1)	Securities are exempt from registration under Rule 144A promulgated under the Securities Act.
(2)	Securities are not income producing.

See accompanying notes to unaudited condensed consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

SCHEDULE OF INVESTMENTS

December 31, 2017

United States (U.S.) Company	Industry	Type of Investment	Principal/Shares	Cost	Fair Value	% of Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc. (2)	Application Software	Warrants	60,000	$38,533	$4,707	0.39%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	24	0.00%

Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Series A Convertible Preferred Stock	100	-	-	0.00%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Warrants	750,000	-	-	0.00%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	825	14,159	46	0.00%

DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	200	0.02%
DatChat Inc. (1)	Application Software	10% Debenture (Due 12/2016)	$40,000	40,000	-	0.00%

Home Bistro, Inc.(1)	Personal Services	15% Convertible Debenture (Due 11/2015)	$150,000	150,000	-	0.00%
Home Bistro, Inc. (1) (2)	Personal Services	Warrants	75,000	-	-	0.00%

IPSIDY INC. (formerly ID Global Solutions Corporations) (1)	Biometric Technology	Common Stock	3,449,869	69,397	845,218	70.26%
IPSIDY INC. (formerly ID Global Solutions Corporations) (1) (2)	Biometric Technology	Warrants	2,200,000	38,219	443,204	36.84%

iNeedMD Holdings, Inc. (1) (2)	Health Care Supplies	Common Stock	25,000	795	5,000	0.42%

MultiMedia Platforms, Inc.(1)	Multimedia Technology	9% Debenture (Due 7/2016)	$100,000	38,461	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Common Stock	15,000	4,500	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Warrants	333,334	61,539	-	0.00%

Orbital Tracking Corp. (1)(2)	Communications Equipment	Series D Convertible Preferred Stock	23,449	11,724	2,600	0.22%
Orbital Tracking Corp. (1)(2)	Communications Equipment	Common Stock	531,020	26,552	2,945	0.24%

Pish Posh Baby, LLC.(1)(2)	Online Retail - Specialty Apparel	Membership Units	19,155	149,988	9,194	0.76%

Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	6,500	0.54%

Healthier Choice Management Corp. (1) (2)	Tobacco	Warrants	-	48,513	-	0.00%

Xtant Medical Holdings, Inc. (2)	Health Care Supplies	Warrants	11,513	31,773	591	0.05%

Total Non-controlled/Non-affiliated investments				$876,358	$1,320,229	109.74%

Net Assets at December 31, 2017					$1,203,042

(1)	Securities are exempt from registration under Rule 144A promulgated under the Securities Act.
(2)	Securities are not income producing.

See accompanying notes to unaudited condensed consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

SCHEDULE OF INVESTMENTS BY INDUSTRY

March 31, 2018 (Unaudited) and December 31, 2017

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2018 and December 31, 2017

	3/31/2018 (Unaudited)		December 31, 2017
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Application Software	$5,629	0.48%	$4,907	0.37%
Biometric Technology	1,158,857	98.17%	1,288,422	97.59%
Biotechnology	950	0.08%	6,524	0.49%
Communications Equipment	-	0.00%	5,545	0.42%
Health Care Equipment	-	0.00%	46	0.00%
Health Care Supplies	5,770	0.49%	5,591	0.42%
Online Retail - Specialty Apparel	9,194	0.78%	9,194	0.70%
	$1,180,400	100.00%	$1,320,229	100.00%

See accompanying notes to unaudited condensed consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2018, and the results of operations and cash flows for the periods ended March 31, 2018 and 2017 have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2017, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018. The consolidated balance sheet and consolidated schedule of investments as of December 31, 2017, contained herein, were derived from those financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the three months ended March 31, 2018 and 2017 include the valuation of the Company’s investments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. During the 2018 and 2017 periods, the Company had cash balances exceeding the FDIC and SIPC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair market value based on the short-term maturity of these instruments.

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

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

On a quarterly basis, the Board of Directors of the Company (the “Board”), in good faith, determines the fair value of investments in the following manner:

Equity securities which are listed on a recognized stock exchange are valued at the adjusted closing trade price on the last trading day of the valuation period. For equity securities that carry a restriction inherent to the security, a restriction discount is applied, as appropriate. Investments in warrants are valued at fair value using the Black-Scholes option pricing model. Investments in securities which are convertible at a date in the future are valued assuming a full conversion into common shares and valued based on the methodology for equity securities described above, or at the respective investment’s face value, whichever is a better indicator of fair value. Investments in unlisted securities are valued using a market approach net of the appropriate discount for lack of marketability.

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

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

Portfolio Company Investment Classification

The Company classifies its portfolio company investments in accordance with the requirements of the 1940 Act.  Under the 1940 Act, “Controlled Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation.  Under the 1940 Act, “Affiliated Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities.  Under the 1940 Act, “Non-Controlled/Non-Affiliated Investments” are defined as investments that are neither Controlled Investments nor Affiliated Investments. At March 31, 2018 and December 31, 2017, the Company did not have any Controlled or Affiliated Investments.

Revenue Recognition

Effective on January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 and ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts.

The Company records interest and dividend income on an accrual basis to the extent that the Company expects to collect such amounts.

Income Taxes

Through March 31, 2017, the Company elected to be treated as a RIC under Subchapter M of the Code and operated in a manner so as to qualify for the tax treatment applicable to RICs.

At March 31, 2017, the Company failed this diversification test since the Company’s investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDTY”) accounted for over 25% of the Company’s total assets. This discrepancy was not caused by the acquisition of any security. The failure was not a result of willful neglect. The Company did not cure its failure to retain its status as a RIC and the Company does not intend to seek to obtain RIC status again. Accordingly, beginning in 2017, the Company is subject to income taxes at corporate tax rates. The loss of the Company’s status as a RIC is not expected to have any impact on the Company’s financial position or results of operations.

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

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

New Accounting Pronouncements

Effective on January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 and ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) (See Revenue Recognition above).

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU No. 2016-01 did not have any effect on the Company’s consolidated financial statements and related disclosures.

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

NOTE 3 - PORTFOLIO INVESTMENTS

The following are the Company’s investments owned by levels within the fair value hierarchy at March 31, 2018:

	Level 1	Level 2	Level 3	Total
Common Stock	$636,263	$-	$200	$636,463
LLC Membership	-	-	9,194	9,194
Warrants	-	-	534,743	534,743
Total Investments	$636,263	$-	$544,137	$1,180,400

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2017:

	Level 1	Level 2	Level 3	Total
Common Stock	$853,163	$-	$200	$853,363
LLC Membership	-	-	9,194	9,194
Convertible Preferred Stock	-	2,600	-	2,600
Warrants	-	-	455,072	455,072
Total Investments	$853,163	$2,600	$464,466	$1,320,229

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Balance at beginning of year	$464,466	$474,390
Interest receivable converted to common stock, at cost	-	16,000
Net change in unrealized appreciation on investments	79,671	941,928
Net transfers out of Level 3 (1)	-	-
Balance at end of period	$544,137	$1,432,318

	March 31,	December 31,
	2018	2017
	(Unaudited)
Net unrealized depreciation for Level 3 investments at period end	$(219,254)	$(329,598)

(1)	Transfers occurred due to the expiration of the restriction under Rule 144A of the Securities Act and to the development of an active market. A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.

At March 31, 2018 and December 31, 2017, level 3 investments consisted of the following:

Investment Type	Fair Value at March 31, 2018 (Unaudited)	Valuation Technique	Unobservable inputs	Input
Common Stock	$200	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Warrants	$534,743	Black-Scholes Option Pricing Model	Volatility	68.5% to 130.3%
	$544,137

Investment Type	Fair Value at December 31, 2017	Valuation Technique	Unobservable inputs	Input
Common Stock	$200	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Warrants	$455,072	Black-Scholes Option Pricing Model	Volatility	72.8% to 120.4%
	$464,466

If the price multiple or sales multiple were to increase or decrease, the fair value of the investments would increase or decrease, respectively. If the discount for lack of marketability or restriction discount were to increase or decrease, the fair value of the investments would decrease or increase, respectively.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 5 - CONCENTRATIONS AND CREDIT RISKS

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments and debt instruments (other than cash equivalents), which collectively represented approximately 69.7% and 80.4% of the Company’s total assets at March 31, 2018 and December 31, 2017, respectively. These investments consisted of certain securities in companies with no readily determinable market values or in non-public companies, and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that certain of the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. Investments in non-public entities should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, the Company is classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of its assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate. Additionally, at March 31, 2018, approximately 98% of the fair value of the Company’s investment portfolio is concentrated in one portfolio company in the biometric technology industry, which gives rise to a risk of significant loss should the performance or financial condition of this industry deteriorate.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Net asset value per common share data:
Net asset value per common share, beginning of period	$0.02	$0.02
Net investment gain (loss)	(0.00)	(0.00)
Net realized gain (loss) on investments	0.00	0.00
Net change in unrealized appreciation on investments	0.00	0.01
Net increase in net assets resulting from operations	0.02	0.01
Net asset value per common share, end of period	$0.02	$0.03
Ratios and supplemental data:
Per share market price, end of period (1)	$0.20	$0.50
Total return (2)	1.46%	88.00%
Common shares outstanding, end of period	50,082,441	50,082,441
Weighted average common shares outstanding during period	50,082,441	50,082,441
Net assets, end of period	$1,220,591	$1,591,335
Ratio of operating expenses to average net assets	(11.84)%	(14.38)%
Ratio of net investment loss to average net assets	(11.84)%	(13.65)%
Portfolio Turnover	0.00	1.60

(1)	The shares of the Company's common stock were listed in the OTC Market beginning on January 5, 2012. The Company’s shares were not actively traded through March 31, 2018.

(2)	Total return is based on the change in net asset value during the period, adjusted for the impact of any capital stock transactions and related offering costs, if any. Since the shares were not actively traded during the period presented, total return based on stock price has not been presented for the three months ended March 31, 2018 and 2017.

NOTE 7 - RISKS AND UNCERTAINTIES

As a BDC, the Company must continue to comply with numerous rules and regulations under the 1940 Act, including without limitation, maintaining at least 70% of its total assets as “qualifying assets”, having a majority of non-interested directors on its Board, maintaining its securities under specific regulations, and the Company must meet certain diversification tests. As of March 31, 2018, the Company is being treated as BDC. Currently, the Company is not making any new investments and is considering various options, including liquidation, merging with another BDC or registered investment company or merging with an operating company and withdrawing of its election to be regulated as a BDC.

If the Company loses its status or decides to revoke its status as a BDC, this would have a material adverse effect on the Company’s ability to invest, and may have an effect on the value of the Company’s common stock.

NOTE 8 - SUBSEQUENT EVENTS

On April 23, 2018, the Company received 1,802,601 common shares of Ipsidy, Inc. upon the cashless exercise of 2,200,000 warrants of Ipsidy, Inc.

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

Through March 31, 2017, we elected to be treated as a RIC under Subchapter M of the Code and operated in a manner so as to qualify for the tax treatment applicable to RICs. At March 31, 2017, we failed this diversification test since our investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDTY”) accounted for over 25% of our total assets. We did not cure our failure to retain our status as a RIC and we do not intend to seek to obtain RIC status again. Accordingly, beginning in 2017, we are subject to income taxes at corporate tax rates. The loss of the Company’s status as a RIC is not expected to have any impact on our financial position or results of operations.

Currently, we are not making any new investments and are considering various options, including liquidation, merging with another BDC or registered investment company or merging with an operating company and withdrawing of our election to be regulated as a BDC.

Portfolio Update

As of March 31, 2018, we held 13 portfolio companies. All are non-controlled and non-affiliated investments.

Accelerize Inc. (ACLZ) – As of March 31, 2018, we owned 60,000 warrants of Accelerize Inc., an OTCQB listed company. Each warrant expires on August 18, 2020 and is exercisable at an exercise price of $1.32 per common share. ACLZ owns and operates CAKE, a Software-as-a-Service, or SaaS, platform providing online tracking and analytics solutions for advertisers and online marketers. The Company provides software solutions for businesses interested in optimizing their digital advertising spend.

Actinium Pharmaceuticals, Inc. (ATNM) - As of March 31, 2018, we owned 29,250 warrants of Actinium Pharmaceuticals Inc., a NYSE American listed company. ATNM operates as a biopharmaceutical company that develops alpha particle immunotherapeutic and other radiopharmaceuticals for select applications. The warrants expire on February 11, 2019 and are exercisable at $6.50 per common share.

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

Cesca Therapeutics, Inc. (KOOL) - As of March 31, 2018, we owned 825 warrants of Cesca Therapeutics, Inc., a NASDAQ-listed company, who operates as a supplier of products targeting the worldwide adult stem cell market. The company offers automated and semi-automated devices and single-use processing disposables that enable the collection, processing and cryopreservation of stem cells and other cellular tissues from cord blood and bone marrow used in regenerative medicine. These warrants are exercisable at a price of $31.00 per share and expire on June 18, 2019.

DatChat Inc. - Between February 6, 2015 and April 2, 2015, we completed a $100,150 investment in 2,000,000 shares of common stock in DatChat, Inc., a private company that develops mobile messaging applications as well as other intellectual property. Additionally, on May 2015, we completed a $30,000 investment in a 10% debenture. During 2016, the principal amount of this debenture was increased by $10,000 in connection with an extension of the debenture due date to December 2016 and then to June 2018. At March 31, 2018, the principal balance due on this debenture was $40,000. DatChat is a private company. As of December 31, 2017, we wrote down our investment in Datchat to $200.

Home Bistro, Inc. (“Home Bistro”) - On August 7, 2015, we completed an investment of $150,000 in a 15% convertible debenture and 75,000 warrants of Home Bistro, Inc. We have the right to convert all or any portion of the then aggregate outstanding principal amount of this note, together with any accrued and unpaid interest thereon, into shares of common stock of Home Bistro at any time following a closing date, at 75% of the pricing of the Home Bistro’s securities offered at their next round of financing. Each warrant expires on August 7, 2020 and is exercisable at an exercise price equal to 150% of the pricing of Home Bistro’s next round of financing. Home Bistro is a private company. As of December 31, 2017, we wrote down our investment in Home Bistro to zero.

IPSIDY INC. (IDTY) - On June 25, 2015, we completed an investment of $100,000 in a 10% convertible debenture and 2,200,000 warrants of Ipsidy Inc. (formerly ID Global Solution Corp.), an OTCQB listed company. We had the right to convert all or any portion of the then aggregate outstanding principal amount of this debenture, together with any accrued and unpaid interest thereon, into shares of common stock of IDTY at a conversion price of $0.03 per share. Each warrant expires on June 25, 2020 and is exercisable at an exercise price of $0.05. In January 2017, we converted the $100,000 10% convertible debt and accrued interest receivable of $16,000 into 3,866,667 share common shares of IDTY. IDTY is an international biometrics and payment processing company with a unique technology platform that provides valuable, secure payment processing for consumers as well as for merchants. At March 31, 2018, we owned 2,214,959 common shares of IDTY and 2,200,000 warrants of IDTY.

iNeedMD Holdings, Inc. (NEMD) - On October 15, 2014, we completed a $795 investment in 25,000 shares of common stock of iNeedMD Holdings Inc., an OTCPK listed company that manufactures medical devices that acquires and transmits health related data.

MultiMedia Platforms Inc. (MMPW) - On July 6, 2015, we completed an investment of $100,000 in a 9% convertible debenture and 333,334 warrants of MultiMedia Platforms Inc., an OTCPK listed company. We have the right to convert all or any portion of the then aggregate outstanding principal amount of this note, together with any accrued and unpaid interest thereon, into shares of common stock of MMPW at the lower of $0.30 per share or at such price that equals 85% of the price of the MMPW’s common stock or common stock equivalent sold at the next equity or convertible debt financing with gross proceeds to MMPW of no less than $1,000,000. Each warrant expires on July 6, 2019 and is exercisable at an exercise price equal to the lesser of (i) $0.75 or (ii) 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to MMPW of no less than $1,000,000. In October 2015, we received 15,000 common shares of MMPW as payment of accrued interest receivable. MMPW is a multimedia technology and publishing company that integrates print media with social media, and related online platforms, to deliver information and advertising to niche markets. On October 4, 2016, MMPW filed a voluntary petition under Chapter 11 of Title 11 under the United States Code. The cases were filed in the United States Bankruptcy Court, Southern District of Florida. Accordingly, at March 31, 2018, our investment in MMPW is valued at zero.

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

Provectus BioPharmaceuticals Inc. (PVCT) – As of March 31, 2018, we owned 100,000 warrants in Provectus BioPharmaceuticals Inc., an OTCQB listed company. Each warrant expires on June 22, 2020 and is exercisable at an exercise price of $0.85. Provectus BioPharmaceuticals Inc. is a development-stage biopharmaceutical company that is primarily engaged in developing ethical pharmaceuticals for oncology and dermatology indications. PVCTs goal is to develop alternative treatments that are safer, more effective, less invasive and more economical than conventional therapies.

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

Xtant Medical Holdings, Inc. (XTNT) - As of March 31, 2018, we owned 959 warrants, adjust for a one for 12 reverse split, of Xtant Medical Holdings, Inc., a NYSE American listed company that produces human tissue for orthopedic procedures. XTNT produces allografts of human cancellous bone which has been demineralized. XTNT also produces medical devices for orthopedic, plastic, and cardiovascular surgery; and antimicrobial coatings for medical devices. The warrants expire on August 1, 2019 and the exercise price of the warrants is $85.44 per share.

Results of Operations

For the three months ended March 31, 2018 and 2017, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes (i) net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net change in unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Investment Income:  For the three months ended March 31, 2018 and 2017, we earned interest income of $8 and $7,434, respectively, primarily resulting from interest earned on convertible debt and other debt, and on bank deposits. The decrease was attributable to a decrease in income-earning investments.

Operating Expenses: For the three months ended March 31, 2018 and 2017, total operating expenses consisted of the following:

	For the Three Months Ended March 31,
	2018	2017
Compensation expense	$45,000	$45,000
Professional fees	76,200	77,610
Filing fees	1,902	1,138
Insurance expense	8,798	8,924
Bad debt (recovery) expense	(5,000)	6,750
General and administrative expenses	7,955	6,324

Total operating expenses	$134,855	$145,746

Compensation expense: For the three months ended March 31, 2018 and 2017, we incurred compensation expense of $45,000.

Professional fees: For the three months ended March 31, 2018, professional fees decreased by $1,410, or 1.8%, as compared to the three months ended March 31, 2017.

Filing fees: Filing fees consist consists of fees incurred to file reports with the Securities and Exchange Commission, and other miscellaneous filing fees. For the three months ended March 31, 2018, filing fees increased by $764, or 67.1%, as compared to the three months ended March 31, 2017.

Insurance expense: For the three months ended March 31, 2018, insurance expense decreased by $126, or 1.4%, as compared to the three months ended March 31, 2017.

Bad debt expense: For the three months ended March 31, 2018, we recorded a bad debt recovery of $5,000 as compared to bad debt expense of $6,750 for the three months ended March 31, 2017. During the 2017 period, we wrote off interest receivable of $6,750 deemed uncollectable.

General and administrative expenses: General and administrative expenses consist of transfer agent fees, custodian fees, bank service charges, and other fees and expenses. For the three months ended March 31, 2018, general and administrative expenses increased by $1,631, or 25.8%, as compared to the three months ended March 31, 2017.

Net Investment loss: For the three months ended March 31, 2018 and 2017, net investment loss amounted to $134,847 and $138,312, respectively.

Net Realized And Unrealized (Loss) Gain On Investments:

Net Realized Gain on Investments: During the three months ended March 31, 2018 and 2017, we disposed of certain positions recognizing a net realized gain of $234,251 and $12,316, respectively. During the three months ended March 31, 2018, we recognized a net realized gain of $234,251 which consisted of gains of $266,981 from the sale of Ipsidy, Inc. offset by a realized loss of $32,730 from the sale of our investment in Orbital Tracking Corp.

Net Change in Unrealized (Loss) Gain on investments: At March 31, 2018 and December 31, 2017, we had a cost basis in our portfolio companies of $813,384 and $876,358, respectively, with a fair market value of $1,180,400 and $1,320,229, respectively. The net change in unrealized gain (loss) on investments for the three months ended March 31, 2018 and 2017 was $(81,855) and $870,825, respectively. During the three months ended March 31, 2017, based on our analysis of the fair value of our investments in Ipsidy, Inc., we recorded an unrealized gain of approximately $950,935.

Net Increase in Net Assets Resulting from Operations For the three months ended March 31, 2018 and 2017, the net increase in net assets resulting from operations was $17,549 and $744,829, respectively.

Liquidity and Capital Resources

As of March 31, 2018, we had $486,268 in cash and cash equivalents, compared to $294,591 as of December 31, 2017, an increase of $191,677. We primarily used operating cash to pay professional fees and compensation expense.

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

Revenue Recognition

Effective on January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 and ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts.

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

Since March 31, 2017, we failed this diversification test since our investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDTY”) accounted for over 25% of our total assets (approximately 68.5% of total assets at March 31, 2018). As of the March 31, 2018 and as of the date of this report, we had not cured the failure to retain our status as a RIC and we do not intend to retain our RIC status. Accordingly, beginning in 2017, we are subject to income taxes at corporate tax rates. The loss of our status as a RIC is not expected to have any impact on our financial position or results of operations.

We did not have any distributable income as of March 31, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.

●	the lack of Investment Act experienced internal staff,

●	a lack of segregation of duties within accounting functions.

●	a lack of control over custodian of certain instruments.

●	a lack of control over valuation of certain investments.

Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal controls over financial reporting were not effective as of March 31, 2018.

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

We are subject to corporate-level income tax since we lost our status as to be taxed as a RIC in 2017.

Beginning in 2017, we are subject to corporate-level income tax since we were unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements. Since March 31, 2017, we failed the RIC diversification test since one of our investments accounted for over 25% of the Company’s total assets. Since September 2017 and as of the date of this report, we had not cured our failure to retain our status as a RIC and we do not intend to retain our RIC status. Accordingly, beginning in 2017, we were subject to income taxes at corporate tax rates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

On April 11, 2017, the Majority Stockholders adopted resolutions by Written Consent authorizing the Board to undertake the Corporate Action. This Corporate Action will become effective immediately upon the Company’s filing of Form N-54C—“Notification of Withdrawal of Election to be Subject to Sections 55 Through 65 of the Investment Company Act of 1940” with the SEC (the “Notice of Withdrawal”). This Notice of Withdrawal, when filed, will immediately terminate the Company’s status as a BDC under the 1940 Act. This approval does not, however, guarantee that the Company will file its Notice of Withdrawal. Rather, the Company intends to file its Notice of Withdrawal only if it identifies suitable business opportunities which would allow the Company to conduct its business as an operating company rather than as an investment company, as described in Section 3 of the 1940 Act.

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

POINT CAPITAL, INC.

Dated: May 15, 2018	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 15, 2018	By:	/s/ Adam Wasserman
	Name:	Adam Wasserman
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

