Form 10-Q
period 2018-06-30
Point Capital, Inc.
filed 2018-08-13
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

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

As of August 13, 2018, 50,082,441 shares of common stock, par value $0.0001 per share, were outstanding.

POINT CAPITAL, INC.

FORM 10-Q

June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Assets and Liabilities

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Investments at fair value
Non-controlled/Non-affiliated investments (cost of $718,155 and $876,358 at June 30, 2018 and December 31, 2017, respectively)	$558,125	$1,320,229
Cash and cash equivalents	776,208	294,591
Prepaid expenses	15,467	26,565

Total Assets	$1,349,800	$1,641,385

LIABILITIES
Accounts payable and accrued expenses	$45,123	$38,343

Total Liabilities	45,123	38,343

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 shares designated; 4,000 shares issued and outstanding ($100 per share redemption value)	400,000	400,000

NET ASSETS
Common stock, $0.0001 par value, 100,000,000 shares authorized; 50,082,441 shares issued and outstanding at June 30, 2018 and December 31, 2017	5,009	5,009
Additional paid-in capital	1,871,080	1,871,080
Accumulated net investment loss	(681,325)	(470,388)
Accumulated undistributed net realized loss on investments	(130,057)	(651,530)
Unrealized (depreciation) appreciation on investments	(160,030)	448,871

Total Net Assets	904,677	1,203,042

Total Liabilities and Net Assets	$1,349,800	$1,641,385

Net Asset Value per Common Share	$0.02	$0.02

See accompanying notes to unaudited condensed consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

INVESTMENT INCOME:
Non-controlled/Non-affiliated investments:
Interest income	$18	$6,540	$26	$13,974

Total investment income	18	6,540	26	13,974

OPERATING EXPENSES:
Compensation expense	40,000	45,000	85,000	90,000
Professional fees	18,520	15,067	94,720	92,677
Filing fees	594	1,624	2,496	2,762
Insurance expense	8,800	8,925	17,598	17,849
Bad debt (recovery) expense	-	-	(5,000)	6,750
General and administrative expenses	8,194	7,012	16,149	13,336

Total operating expenses	76,108	77,628	210,963	223,374

NET INVESTMENT LOSS	(76,090)	(71,088)	(210,937)	(209,400)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments
Non-controlled/Non-affiliated investments	287,222	(11,282)	521,473	1,034
Net unrealized gain (loss) on investments
Non-controlled/Non-affiliated investments	(527,046)	6,336	(608,901)	877,161

Net realized and unrealized gain (loss) on investments	(239,824)	(4,946)	(87,428)	878,195

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(315,914)	$(76,034)	$(298,365)	$668,795

See accompanying notes to unaudited condensed consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Net Assets

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

					Accumulated
				Accumulated	Undistributed Net Realized	Unrealized Appreciation
	Common Stock, $0.0001 Par Value		Additional Paid In	Net Investment	Gain (Loss) On	(Depreciation) on	Total
	Shares	Amount	Capital	Loss	Investments	Investments	Net Assets

Balance - December 31, 2016	50,082,441	$5,009	$1,871,080	$-	$(566,360)	$(463,223)	$846,506

Net (decrease) increase in net assets resulting from operations	-	-	-	(209,400)	1,034	877,161	668,795

Balance - June 30, 2017 (Unaudited)	50,082,441	$5,009	$1,871,080	$(209,400)	$(565,326)	$413,938	$1,515,301

Balance - December 31, 2017	50,082,441	$5,009	$1,871,080	$(470,388)	$(651,530)	$448,871	$1,203,042

Net (decrease) increase in net assets resulting from operations	-	-	-	(210,937)	521,473	(608,901)	(298,365)

Balance - June 30, 2018 (Unaudited)	50,082,441	$5,009	$1,871,080	$(681,325)	$(130,057)	$(160,030)	$904,677

See accompanying notes to unaudited condensed consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) increase in net assets resulting from operations	$(298,365)	$668,795
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments	(521,473)	(1,034)
Net unrealized loss (gain) on investments	608,901	(877,161)
Proceeds from sale of investments	679,676	24,414
Bad debt (recovery) expense	(5,000)	6,750
Increase in interest receivable	-	(13,861)
Decrease in prepaid expenses	11,098	11,349
Increase in accounts payable and accrued expenses	6,780	(32,501)

Net Cash Provided by (Used In) Operating Activities	481,617	(213,249)

Net increase (decrease) in cash and cash equivalents	481,617	(213,249)

Cash and Cash Equivalents - Beginning of Period	294,591	579,209

Cash and Cash Equivalents - End of Period	$776,208	$365,960

Non-cash investing and financing activities:
Interest receivable converted into investments	$-	$16,000

See accompanying notes to unaudited condensed consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

SCHEDULE OF INVESTMENTS

June 30, 2018

(Unaudited)

United States (U.S.) Company	Industry	Type of Investment	Principal/Shares	Cost	Fair Value	% of Net Assets
Non-controlled/Non-affiliated investments
Accelerize, Inc. (2)	Application Software	Warrants	60,000	$38,533	$3,067	0.34%

Actinium Pharmaceuticals Inc. (2)	Biotechnology	Warrants	29,250	51,055	-	0.00%

Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Series A Convertible Preferred Stock	100	-	-	0.00%
Arista Power, Inc. (1) (2)	Electrical Components & Equipment	Warrants	750,000	-	-	0.00%

Cesca Therapeutics, Inc. (2)	Health Care Equipment	Warrants	825	14,159	-	0.00%

DatChat Inc. (1)(2)	Application Software	Common Stock	2,000,000	100,150	200	0.02%
DatChat Inc. (1)	Application Software	10% Debenture (Due 12/2016)	$40,000	40,000	-	0.00%

Home Bistro, Inc.(1)	Personal Services	15% Convertible Debenture (Due 11/2015)	$150,000	150,000	-	0.00%
Home Bistro, Inc. (1) (2)	Personal Services	Warrants	75,000	-	-	0.00%

IPSIDY INC. (formerly ID Global Solutions Corporations) (1)	Biometric Technology	Common Stock	2,348,075	49,228	538,649	59.54%

iNeedMD Holdings, Inc. (1) (2)	Health Care Supplies	Common Stock	25,000	795	5,000	0.55%

MultiMedia Platforms, Inc.(1)	Multimedia Technology	9% Debenture (Due 7/2016)	$100,000	38,461	-	0.00%
MultiMedia Platforms, Inc. (1) (2)	Multimedia Technology	Common Stock	15,000	4,500	-	0.00%

Pish Posh Baby, LLC.(1)(2)	Online Retail - Specialty Apparel	Membership Units	19,155	149,988	9,194	1.02%

Provectus BioPharmaceuticals Inc.(2)	Biotechnology	Warrants	100,000	1,000	2,000	0.22%

Healthier Choice Management Corp. (1) (2)	Tobacco	Warrants	-	48,513	-	0.00%

Xtant Medical Holdings, Inc. (2)	Health Care Supplies	Warrants	959	31,773	15	0.00%

Total Non-controlled/Non-affiliated investments				$718,155	$558,125	61.69%

Net Assets at June 30, 2018					$904,677

(1)	Securities are exempt from registration under Rule 144A promulgated under the Securities Act.
(2)	Securities are not income producing.

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

POINT CAPITAL, INC. AND SUBSIDIARY

SCHEDULE OF INVESTMENTS BY INDUSTRY

June 30, 2018 (Unaudited) and December 31, 2017

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2018 and December 31, 2017

	June 30, 2018 (Unaudited)		December 31, 2017
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Application Software	$3,267	0.59%	$4,907	0.37%
Biometric Technology	538,649	96.50%	1,288,422	97.59%
Biotechnology	2,000	0.36%	6,524	0.49%
Communications Equipment	-	0.00%	5,545	0.42%
Health Care Equipment	-	0.00%	46	0.00%
Health Care Supplies	5,015	0.90%	5,591	0.42%
Online Retail - Specialty Apparel	9,194	1.65%	9,194	0.70%
	$558,125	100.00%	$1,320,229	100.00%

See accompanying notes to unaudited condensed consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2018, and the results of operations and cash flows for the periods ended June 30, 2018 and 2017 have been included. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2017, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018. The consolidated balance sheet and consolidated schedule of investments as of December 31, 2017, contained herein, were derived from those financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the six months ended June 30, 2018 and 2017 include the valuation of the Company’s investments.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. During the 2018 and 2017 periods, the Company had cash balances exceeding the FDIC and SIPC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents of $776,208 and $294,591 at June 30, 2018 and December 31, 2017, respectively, approximate their fair market value based on the short-term maturity of these instruments.

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

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Portfolio Company Investment Classification

The Company classifies its portfolio company investments in accordance with the requirements of the 1940 Act.  Under the 1940 Act, “Controlled Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation.  Under the 1940 Act, “Affiliated Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities.  Under the 1940 Act, “Non-Controlled/Non-Affiliated Investments” are defined as investments that are neither Controlled Investments nor Affiliated Investments. At June 30, 2018 and December 31, 2017, the Company did not have any Controlled or Affiliated Investments.

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

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 3 - PORTFOLIO INVESTMENTS

The following are the Company’s investments owned by levels within the fair value hierarchy at June 30, 2018:

	Level 1	Level 2	Level 3	Total
Common Stock	$543,648	$-	$200	$543,848
LLC Membership	-	-	9,194	9,194
Warrants	-	-	5,083	5,083
Total Investments	$543,648	$-	$14,477	$558,125

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2017:

	Level 1	Level 2	Level 3	Total
Common Stock	$853,163	$-	$200	$853,363
LLC Membership	-	-	9,194	9,194
Convertible Preferred Stock	-	2,600	-	2,600
Warrants	-	-	455,072	455,072
Total Investments	$853,163	$2,600	$464,466	$1,320,229

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Balance at beginning of year	$464,466	$474,390
Interest receivable converted to common stock, at cost	-	16,000
Net change in unrealized appreciation on investments	(411,770)	931,576
Net transfers out of Level 3 (1)	(38,219)	-
Balance at end of period	$14,477	$1,421,966

	June 30,	December 31,
	2018	2017
	(Unaudited)
Net unrealized depreciation for Level 3 investments at period end	$(649,156)	$(329,598)

(1)	Transfers occurred due to the expiration of the restriction under Rule 144A of the Securities Act and to the development of an active market. A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.

At June 30, 2018 and December 31, 2017, level 3 investments consisted of the following:

Investment Type	Fair Value at June 30, 2018 (Unaudited)	Valuation Technique	Unobservable inputs	Input
Common Stock	$200	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Warrants	$5,083	Black-Scholes Option Pricing Model	Volatility	72.5% to 93.6%
	$14,477

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

JUNE 30, 2018

NOTE 5 - CONCENTRATIONS AND CREDIT RISKS

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments and debt instruments (other than cash equivalents), which collectively represented approximately 41.3% and 80.4% of the Company’s total assets at June 30, 2018 and December 31, 2017, respectively. These investments consisted of certain securities in companies with no readily determinable market values or in non-public companies, and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that certain of the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. Investments in non-public entities should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, the Company is classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of its assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate. Additionally, at June 30, 2018, approximately 97% of the fair value of the Company’s investment portfolio is concentrated in one portfolio company in the biometric technology industry, which gives rise to a risk of significant loss should the performance or financial condition of this industry deteriorate.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Net asset value per common share data:
Net asset value per common share, beginning of period	$0.02	$0.02
Net investment gain (loss)	(0.00)	(0.00)
Net realized gain (loss) on investments	0.01	0.00
Net change in unrealized appreciation on investments	(0.01)	0.01
Net increase in net assets resulting from operations	0.00	0.01
Net asset value per common share, end of period	$0.02	$0.03
Ratios and supplemental data:
Per share market price, end of period (1)	$1.50	$0.20
Total return (2)	1.46%	88.00%
Common shares outstanding, end of period	50,082,441	50,082,441
Weighted average common shares outstanding during period	50,082,441	50,082,441
Net assets, end of period	$904,677	$1,515,301
Ratio of operating expenses to average net assets	(21.45)%	(17.98)%
Ratio of net investment loss to average net assets	(21.44)%	(16.86)%
Portfolio Turnover	0.00	1.29

(1)	The shares of the Company's common stock were listed in the OTC Market beginning on January 5, 2012. The Company’s shares were not actively traded through June 30, 2018.

(2)	Total return is based on the change in net asset value during the period, adjusted for the impact of any capital stock transactions and related offering costs, if any. Since the shares were not actively traded during the period presented, total return based on stock price has not been presented for the six months ended June 30, 2018 and 2017.

NOTE 7 - RISKS AND UNCERTAINTIES

As a BDC, the Company must continue to comply with numerous rules and regulations under the 1940 Act, including without limitation, maintaining at least 70% of its total assets as “qualifying assets”, having a majority of non-interested directors on its Board, maintaining its securities under specific regulations, and the Company must meet certain diversification tests. As of June 30, 2018, the Company is being treated as BDC. Currently, the Company is not making any new investments and is considering various options, including liquidation, merging with another BDC or registered investment company or merging with an operating company and withdrawing of its election to be regulated as a BDC.

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

On May, 31, 2018, our chief financial officer resigned and became a consultant to the Company providing accounting and financial reporting services.

Portfolio Update

As of June 30, 2018, we held 13 portfolio companies. All are non-controlled and non-affiliated investments.

Accelerize Inc. (ACLZ) – As of June 30, 2018, we owned 60,000 warrants of Accelerize Inc., an OTCQB listed company. Each warrant expires on August 18, 2020 and is exercisable at an exercise price of $1.32 per common share. ACLZ owns and operates CAKE, a Software-as-a-Service, or SaaS, platform providing online tracking and analytics solutions for advertisers and online marketers. The Company provides software solutions for businesses interested in optimizing their digital advertising spend.

Actinium Pharmaceuticals, Inc. (ATNM) - As of June 30, 2018, we owned 29,250 warrants of Actinium Pharmaceuticals Inc., a NYSE American listed company. ATNM operates as a biopharmaceutical company that develops alpha particle immunotherapeutic and other radiopharmaceuticals for select applications. The warrants expire on February 11, 2019 and are exercisable at $6.50 per common share.

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

Cesca Therapeutics, Inc. (KOOL) - As of June 30, 2018, we owned 825 warrants of Cesca Therapeutics, Inc., a NASDAQ-listed company, who operates as a supplier of products targeting the worldwide adult stem cell market. The company offers automated and semi-automated devices and single-use processing disposables that enable the collection, processing and cryopreservation of stem cells and other cellular tissues from cord blood and bone marrow used in regenerative medicine. These warrants are exercisable at a price of $31.00 per share and expire on June 18, 2019.

DatChat Inc. - Between February 6, 2015 and April 2, 2015, we completed a $100,150 investment in 2,000,000 shares of common stock in DatChat, Inc., a private company that develops mobile messaging applications as well as other intellectual property. Additionally, on May 2015, we completed a $30,000 investment in a 10% debenture. During 2016, the principal amount of this debenture was increased by $10,000 in connection with an extension of the debenture due date to December 2016 and then to June 2018. At June 30, 2018, the principal balance due on this debenture was $40,000. DatChat is a private company. As of December 31, 2017, we wrote down our investment in Datchat to $200.

Home Bistro, Inc. (“Home Bistro”) - On August 7, 2015, we completed an investment of $150,000 in a 15% convertible debenture and 75,000 warrants of Home Bistro, Inc. We have the right to convert all or any portion of the then aggregate outstanding principal amount of this note, together with any accrued and unpaid interest thereon, into shares of common stock of Home Bistro at any time following a closing date, at 75% of the pricing of the Home Bistro’s securities offered at their next round of financing. Each warrant expires on August 7, 2020 and is exercisable at an exercise price equal to 150% of the pricing of Home Bistro’s next round of financing. Home Bistro is a private company. As of December 31, 2017, we wrote down our investment in Home Bistro to zero and recorded an unrealized loss of $150,000.

IPSIDY INC. (IDTY) - On June 25, 2015, we completed an investment of $100,000 in a 10% convertible debenture and 2,200,000 warrants of Ipsidy Inc. (formerly ID Global Solution Corp.), an OTCQB listed company. We had the right to convert all or any portion of the then aggregate outstanding principal amount of this debenture, together with any accrued and unpaid interest thereon, into shares of common stock of IDTY at a conversion price of $0.03 per share. Each warrant expires on June 25, 2020 and was exercisable at an exercise price of $0.05. In January 2017, we converted the $100,000 10% convertible debt and accrued interest receivable of $16,000 into 3,866,667 share common shares of IDTY. On April 23, 2018, we received 1,802,601 common shares of Ipsidy, Inc. upon the cashless exercise of 2,200,000 warrants of Ipsidy, Inc. IDTY is an international biometrics and payment processing company with a unique technology platform that provides valuable, secure payment processing for consumers as well as for merchants. At June 30, 2018, we owned 2,348,075 common shares of IDTY.

iNeedMD Holdings, Inc. (NEMD) - On October 15, 2014, we completed a $795 investment in 25,000 shares of common stock of iNeedMD Holdings Inc., an OTCPK listed company that manufactures medical devices that acquires and transmits health related data.

MultiMedia Platforms Inc. (MMPW) - On July 6, 2015, we completed an investment of $100,000 in a 9% convertible debenture and 333,334 warrants of MultiMedia Platforms Inc., an OTCPK listed company. We have the right to convert all or any portion of the then aggregate outstanding principal amount of this note, together with any accrued and unpaid interest thereon, into shares of common stock of MMPW at the lower of $0.30 per share or at such price that equals 85% of the price of the MMPW’s common stock or common stock equivalent sold at the next equity or convertible debt financing with gross proceeds to MMPW of no less than $1,000,000. Each warrant expires on July 6, 2019 and is exercisable at an exercise price equal to the lesser of (i) $0.75 or (ii) 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to MMPW of no less than $1,000,000. In October 2015, we received 15,000 common shares of MMPW as payment of accrued interest receivable. MMPW is a multimedia technology and publishing company that integrates print media with social media, and related online platforms, to deliver information and advertising to niche markets. On October 4, 2016, MMPW filed a voluntary petition under Chapter 11 of Title 11 under the United States Code. The cases were filed in the United States Bankruptcy Court, Southern District of Florida. Accordingly, at June 30, 2018, our investment in MMPW is valued at zero.

Pish Posh Baby LLC - On July 2, 2014, we made an investment of $150,000 in Convertible Preferred Stock of PishPosh, Inc., a private company that operates a commerce platform serving parents and grandparents of newborns, infants, and toddlers. Convertible Preferred Stock in the amounts of $100,000 was convertible at $1.00 and $50,000 was convertible at $0.2666. In January 2016, pursuant to an Asset Purchase Agreement, all holders of notes, shares of its common stock, Series A Preferred Stock and warrants to purchase common stock exchange their securities into 420,000 membership units (the “Units”) issued by Pish Posh Baby LLC, a Delaware limited liability company (“PPB”). Accordingly, we currently own 19,155 membership units in PPB.

Provectus BioPharmaceuticals Inc. (PVCT) – As of June 30, 2018, we owned 100,000 warrants in Provectus BioPharmaceuticals Inc., an OTCQB listed company. Each warrant expires on June 22, 2020 and is exercisable at an exercise price of $0.85. Provectus BioPharmaceuticals Inc. is a development-stage biopharmaceutical company that is primarily engaged in developing ethical pharmaceuticals for oncology and dermatology indications. PVCTs goal is to develop alternative treatments that are safer, more effective, less invasive and more economical than conventional therapies.

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

Xtant Medical Holdings, Inc. (XTNT) - As of June 30, 2018, we owned 959 warrants, adjust for a one for 12 reverse split, of Xtant Medical Holdings, Inc., a NYSE American listed company that produces human tissue for orthopedic procedures. XTNT produces allografts of human cancellous bone which has been demineralized. XTNT also produces medical devices for orthopedic, plastic, and cardiovascular surgery; and antimicrobial coatings for medical devices. The warrants expire on August 1, 2019 and the exercise price of the warrants is $85.44 per share.

Results of Operations

For the three and six months ended June 30, 2018 and 2017, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes (i) net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net change in unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Investment Income:  For the three months ended June 30, 2018 and 2017, we earned interest income of $18 and $6,540, and for the six months ended June 30, 2018 and 2017, we earned interest income of $26 and $13,974, respectively, primarily resulting from interest earned on convertible debt and other debt, and on bank deposits. The decrease was attributable to a decrease in income-earning investments.

Operating Expenses: For the three and six months ended June 30, 2018 and 2017, total operating expenses consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Compensation expense	$40,000	$45,000	$85,000	$90,000
Professional fees	18,520	15,067	94,720	92,677
Filing fees	594	1,624	2,496	2,762
Insurance expense	8,800	8,925	17,598	17,849
Bad debt expense (recovery)	-	-	(5,000)	6,750
General and administrative expenses	8,194	7,012	16,149	13,336

Total operating expenses	$76,108	$77,628	$210,963	$223,374

Compensation expense: For the three and six months ended June 30, 2018 and 2017, compensation expense decreased by $5,000 and $5,000, respectively.

Professional fees: For the three months ended June 30, 2018, professional fees increased by $3,453, or 22.9%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, professional fees increased by $2,043, or 2.2%, as compared to the six months ended June 30, 2017.

Filing fees: Filing fees consist consists of fees incurred to file reports with the Securities and Exchange Commission, and other miscellaneous filing fees. For the three months ended June 30, 2018, filing fees decreased by $1,030, or 63.4%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, filing fees decreased by $266, or 9.6%, as compared to the six months ended June 30, 2017.

Insurance expense: For the three months ended June 30, 2018, insurance expense decreased by $125, or 1.4%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, insurance expense decreased by $251, or 1.4%, as compared to the six months ended June 30, 2017.

Bad debt expense: For the three months ended June 30, 2018 and 2017, we did not record any bad debt expense or recovery. For the six months ended June 30, 2018, we recorded a bad debt recovery of $5,000 as compared to bad debt expense of $6,750 for the six months ended June 30, 2017. During the 2017 period, we wrote off interest receivable of $6,750 deemed uncollectable.

General and administrative expenses: General and administrative expenses consist of transfer agent fees, custodian fees, bank service charges, and other fees and expenses. For the three months ended June 30, 2018, general and administrative expenses increased by $1,182, or 16.9%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, general and administrative expenses increased by $2,813, or 21.1%, as compared to the six months ended June 30, 2017.

Net Investment loss: For the three months ended June 30, 2018 and 2017, net investment loss amounted to $76,090 and $71,088, respectively. For the six months ended June 30, 2018 and 2017, net investment loss amounted to $210,937 and $209,400, respectively.

Net Realized And Unrealized (Loss) Gain On Investments:

Net Realized Gain on Investments: During the three months ended June 30, 2018 and 2017, we disposed of certain positions recognizing a net realized gain (loss) of $287,222 and $(11,282), respectively. During the three months ended June 30, 2018, we recognized a net realized gain of $287,222 which consisted of gains of $348,761 from the sale of Ipsidy, Inc. offset by a realized loss of $61,539 from the expiration of certain warrants. During the six months ended June 30, 2018 and 2017, we disposed of certain positions recognizing a net realized gain of $521,473 and $1,034, respectively. During the six months ended June 30, 2018, we recognized a net realized gain of $521,473 which consisted of realized gains of $615,742 from the sale of Ipsidy, Inc. offset by a realized loss of $32,730 from the sale of our investment in Orbital Tracking Corp. and a realized loss of $61,539 due to the expiration of certain warrants.

Net Change in Unrealized (Loss) Gain on investments: At June 30, 2018 and December 31, 2017, we had a cost basis in our portfolio companies of $718,155 and $876,358, respectively, with a fair market value of $558,125 and $1,320,229, respectively. The net change in unrealized gain (loss) on investments for the three months ended June 30, 2018 and 2017 was $(527,046) and $6,336, respectively. During the three months ended June 30, 2018, based on our analysis of the fair value of our investments in Ipsidy, Inc. and due to the reversal of unrealized gains upon sales of Ipsidy common shares, we recorded an unrealized loss of approximately $586,518. During the three months ended June 30, 2017, based on our analysis of the fair value of our investments in Ipsidy, Inc., we recorded an unrealized gain of approximately $1,597. The net change in unrealized gain (loss) on investments for the six months ended June 30, 2018 and 2017 was $(608,901) and $877,161, respectively. During the six months ended June 30, 2018, based on our analysis of the fair value of our investments in Ipsidy, Inc. and due to the reversal of unrealized gains upon sales of Ipsidy common shares, we recorded an unrealized loss of approximately $654,656. During the six months ended June 30, 2017, based on our analysis of the fair value of our investments in Ipsidy, Inc., we recorded an unrealized gain of approximately $949,338.

Net Increase (Decrease) in Net Assets Resulting from Operations For the three months ended June 30, 2018 and 2017, the net decrease in net assets resulting from operations was $315,914 and $76,034, respectively. For the six months ended June 30, 2018 and 2017, the net increase (decrease) in net assets resulting from operations was $(298,365) and $668,795, respectively.

Liquidity and Capital Resources

As of June 30, 2018, we had $776,208 in cash and cash equivalents, compared to $294,591 as of December 31, 2017, an increase of $481,617. We primarily used operating cash to pay professional fees and compensation expense.

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

Since March 31, 2017, we failed this diversification test since our investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDTY”) accounted for over 25% of our total assets (approximately 40.0% of total assets at June 30, 2018). As of the June 30, 2018 and as of the date of this report, we had not cured the failure to retain our status as a RIC and we do not intend to retain our RIC status. Accordingly, beginning in 2017, we are subject to income taxes at corporate tax rates. The loss of our status as a RIC is not expected to have any impact on our financial position or results of operations.

We did not have any distributable income as of June 30, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.

●	the lack of Investment Act experienced internal staff,

●	a lack of segregation of duties within accounting functions.

●	a lack of control over custodian of certain instruments.

●	a lack of control over valuation of certain investments.

●	the recent resignation of our Chief Financial Officer who is now is an accounting consultant to the Company.

Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal controls over financial reporting were not effective as of June 30, 2018.

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

Changes in Internal Controls over Financial Reporting

Other than the resignation of our chief financial officer, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Our former chief financial officer is now a consultant to the Company providing us with accounting and financial reporting services and his resignation did not materially change our internal control over financial reporting.

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

We are subject to corporate-level income tax since we lost our status as to be taxed as a RIC as of March 31, 2017.

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

POINT CAPITAL, INC.

Dated: August 13, 2018	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 13, 2018	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

