Form 10-Q
period 2018-09-30
Point Capital, Inc.
filed 2018-11-14
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

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

As of November 14, 2018, 52,082,441 shares of common stock, par value $0.0001 per share, were outstanding.

POINT CAPITAL, INC.

FORM 10-Q

September 30, 2018

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

POINT CAPITAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	Corporation	Investment Company
	Accounting	Accounting
	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Equity investments, at fair value (cost of $45,538 and $876,358 at September 30, 2018 and December 31, 2017, respectively)	$391,698	$1,320,229
Equity investments	12,767	-
Cash and cash equivalents	626,115	294,591
Prepaid expenses	22,168	26,565

Total Current Assets	1,052,748	1,641,385

OTHER ASSETS:
Note receivable	100,000	-
Intangible assets, net	282,500	-

Total Other Assets	382,500	-

Total Assets	$1,435,248	$1,641,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$28,733	$38,343

Total Current Liabilities	28,733	38,343

Commitments and Contingencies

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 shares designated;
4,000 shares issued and outstanding at September 30, 2018 and December 31, 2017 ($100 per share redemption value)	400,000	400,000

STOCKHOLDERS’ EQUITY::
Common stock, $0.0001 par value, 100,000,000 shares authorized; 52,082,441 and 50,082,441 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	5,209	5,009
Additional paid-in capital	2,170,880	1,871,080
Accumulated net investment loss	-	(470,388)
Accumulated undistributed net realized loss on investments	-	(651,530)
Unrealized appreciation on investments	-	448,871
Accumulated deficit	(1,169,574)	-

Total Stockholders’ Equity	1,006,515	1,203,042

Total Liabilities and Stockholders’ Equity	$1,435,248	$1,641,385

Net Asset Value per Common Share		$0.02

See accompanying notes to unaudited condensed consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Investment Company Accounting
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

INVESTMENT INCOME:
Non-controlled/Non-affiliated investments:
Interest income	$18	$6,504	$44	$20,478

Total investment income	18	6,504	44	20,478

OPERATING EXPENSES:
Compensation expense	30,000	45,000	115,000	135,000
Professional fees	36,020	36,890	130,740	129,567
Insurance expense	8,798	8,925	26,396	26,774
Bad debt (recovery) expense	-	-	(5,000)	6,750
General and administrative expenses	6,364	7,344	25,009	23,442

Total operating expenses	81,182	98,159	292,145	321,533

NET INVESTMENT LOSS	(81,164)	(91,655)	(292,101)	(301,055)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized loss on investments
Non-controlled/Non-affiliated investments	(623,188)	(80,913)	(101,715)	(79,879)
Net unrealized gain (loss) on investments
Non-controlled/Non-affiliated investments	506,190	(346,575)	(102,711)	530,586

Net realized and unrealized gain (loss) on investments	(116,998)	(427,488)	(204,426)	450,707

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(198,162)	$(519,143)	$(496,527)	$149,652

See accompanying notes to unaudited condensed consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2018 and 2017

	Common Stock		Additional Paid In	Accumulated Net Investment	Accumulated Undistributed Net Realized Gain (Loss) On	Unrealized Appreciation (Depreciation) on	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Investments	Investments	Deficit	Equity
Balance, December 31, 2016	50,082,441	$5,009	$1,871,080	$-	$(566,360)	$(463,223)		$846,506

Net (decrease) increase in net assets resulting from operations	-	-	-	(301,055)	(79,879)	530,586	$-	149,652

Balance, September 30, 2017	50,082,441	5,009	1,871,080	(301,055)	(646,239)	67,363	-	996,158

Balance, December 31, 2017	50,082,441	$5,009	$1,871,080	$(470,388)	$(651,530)	$448,871	$-	$1,203,042

Common stock issued for asset acquisition	2,000,000	200	299,800	-	-	-	-	300,000

Adoption of corporation accounting	-	-	-	470,388	651,530	(448,871)	(673,047)	-

Net decrease in net assets resulting from operations	-	-	-	-	-	-	(496,527)	(496,527)

Balance, September 30, 2018	52,082,441	$5,209	$2,170,880	$-	-	$-	$(1,169,574)	$1,006,515

See accompanying notes to condensed consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Investment Company Accounting
	For the Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) increase in net assets resulting from operations	$(496,527)	$149,652
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	101,715	79,879
Net unrealized loss (gain) on investments	102,711	(530,586)
Proceeds from sale of investments	716,338	37,575
Bad debt (recovery) expense	(5,000)	6,750
Increase in interest receivable	-	(20,361)
Decrease in prepaid expenses	21,897	22,273
Decrease in accounts payable and accrued expenses	(9,610)	(22,701)

Net Cash Provided by (Used In) Operating Activities	431,524	(277,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable	(100,000)	-

Net Cash Used In Investing Activities	(100,000)	-

Net Increase (Decrease) in Cash and Cash Equivalents	331,524	(277,519)

Cash and Cash Equivalents - Beginning of Period	294,591	579,209

Cash and Cash Equivalents - End of Period	$626,115	$301,690

Non-cash investing and financing activities:
Interest receivable converted into investments	$-	$16,000
Common stock issued for acquisition of intangible assets and prepaid expenses	$300,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 1 - ORGANIZATION AND BUSINESS

Point Capital, Inc. (the “Company”) was incorporated in the State of New York on July 13, 2010. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware.

On October 4, 2013, the Company filed a Form N-54A and elected to become a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company previously elected to be treated for federal income tax purpose as a regulated investment company, or (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended, or (the “Code”). At March 31, 2017, the Company determined that it failed the RIC diversification test since one of the Company’s investments accounted for approximately 78% of the Company’s total assets. To correct the failure, the Company needed to dispose of the asset causing the failure within six months of the end of the quarter in which it identified the failure and the Company would have had to pay an excise tax of $50,000. The Company did not cure its failure to retain its status as a RIC and the Company does not intend to seek to obtain RIC status again. Accordingly, the Company is subject to income taxes at corporate tax rates.

The Company’s investment objective was to provide current income and capital appreciation. The Company intended to accomplish its objective by investing in the common stock, preferred stock, warrants and convertible notes of small and mid-cap companies. The Company’s investments were made principally through direct investments in prospective portfolio companies.  However, the Company also purchased securities in private secondary transactions. The Company to a lesser extent also invested in private companies that met its investment objectives. Through September 29, 2018, the Company met the definition of an investment company in accordance with the guidance under Accounting Standards Codification Topic 946 “Financial Services – Investment Companies.”

On September 29, 2018, the Company filed Form N-54C, Notification of Withdrawal of election to be Subject to Section 55 through 65 of the Investment Company Act of 1940, whereas the Company has changed the nature of its business so as to cease to be a business development company (See Note 2 – Basis of Presentation).

On March 27, 2014, the Company formed a wholly-owned subsidiary, Hemp Funding, Inc., to invest in companies that are positioned for growth in the legal cannabis industry. The subsidiary never made any investments and during 2017, this subsidiary was dissolved.

The Company’s investment activities are managed by Eric Weisblum, the Company’s Chief Executive Officer.

On September 29, 2018 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (“APA”) with Blind Faith Concepts Holdings, Inc. a Nevada corporation (the “Seller”) whereby the Company completed the acquisition of 100% of the assets of “NFID” from the Seller (See Note 3).

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

Effective September 29, 2018, following authorization by our shareholders, the Company withdrew its previous election to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. Prior to such time, the Company was a closed-end, non-diversified management investment company that had elected to be treated as a BDC under the 1940 Act.

As a result of this change in status, commencing September 29, 2018, the Company shall now report as a corporation for accounting purposes under Regulation S-X. For the period from September 29, 2018 to September 30, 2018, there was no activity and therefore, the Company only presented condensed consolidated statements of operations and cash flows for Investment Company Accounting.

In accordance with FASB Accounting Standards Codification (ASC) Topic 946 – Financial Services – Investment Company, the Company is making this change to its financial reporting prospectively, and not restating or revising periods prior to the Company’s change in status to a non-investment company effective September 29, 2018. Accordingly, in this report, the Company refers to both accounting in accordance with US generally accepted accounting principles (GAAP) applicable to corporations (Corporation Accounting), which applies commencing September 29, 2018, and to that applicable to investment companies under the 1940 Act (Investment Company Accounting), which applies to prior periods.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

In order to maintain its status as a non-investment company, the Company will now operate so as to fall outside the definition of an “investment company” or within an applicable exception. The Company expects to continue to operate outside the definition of an “investment company” as a company primarily engaged in the business of developing and selling footwear and apparel products.

All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2018, and the results of operations and cash flows for the periods ended September 30, 2018 and 2017 have been included. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2017, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018. The consolidated balance sheet and consolidated schedule of investments as of December 31, 2017, contained herein, were derived from those financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the nine months ended September 30, 2018 and 2017 include the valuation of the Company’s investments, the fair value of assets acquired and the fair value of shares issued for the assets acquired.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. During the 2018 and 2017 periods, the Company had cash balances exceeding the FDIC and SIPC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents of $626,115 and $294,591 at September 30, 2018 and December 31, 2017, respectively, approximate their fair market value based on the short-term maturity of these instruments.

Note Receivable

The Company recognizes an allowance for losses on note receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current note receivable aging, and expected future write-offs, as well as an assessment of specific identifiable accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized as general and administrative expense.

Intangible Assets and Goodwill

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful lives. The brand ambassador agreement is being amortized over a period of 1 year. Trademarks are recorded at cost, have an indefinite useful life and are not amortized.

The Company records goodwill as the excess of the purchase price over the fair values assigned to the net assets acquired in business acquisitions. ASC 350, “Intangibles — Goodwill and Other” requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change that could potentially result in impairment. If the fair value of goodwill or other intangible asset with an indefinite life is determined to be less than the book value, then goodwill or other intangible asset is reduced to its implied fair value and the amount of the write-down is charged to operations. We are required to test our goodwill and intangible assets with indefinite lives for impairment at least annually.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Equity Investments (Corporation Accounting)

Equity investments of $12,767 at September 30, 2018, comprised mainly of nonmarketable stock, loans and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically. Prior to September 29, 2018, equity investments were recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of equity investments that had no ready market were determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in the equity investments, at fair value were non-marketable securities of $464,446 at December 31, 2017.

Net Realized Gain or Loss and Net Change in Unrealized Appreciation or Depreciation of Equity Investments (Investment Company Accounting)

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

Valuation of Equity Investments

Through September 29, 2018, the Company’s equity investments consisted of loans and securities issued by public and privately-held companies, including convertible debt, loans, equity warrants and preferred and common equity securities.

The Company applied the accounting guidance of Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosures” (“ASC 820”). This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considered the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

Through September 29, 2018, on a quarterly basis, the Board of Directors of the Company (the “Board”), in good faith, determined the fair value of investments in the following manner:

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

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

Investments without a readily determined market value were primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing the Company’s investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors.

Because there is not a readily available market value for some of the investments in its portfolio, the Company valued certain of its portfolio investments at fair value as determined in good faith by the Board, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments differed significantly from the values that would have been used had a readily available market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

Subsequent to September 29, 2018, the Company categorizes its investment in marketable equity instruments as a trading security since there is an active market in such equity investment. Trading securities are carried at fair value with unrealized gains or losses included in income (expense). Realized gains and losses are determined on a specific identification basis and are included in other income (expense). The Company reviews equity investments for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

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

At March 31, 2017, the Company failed this diversification test since the Company’s investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDTY”) accounted for over 25% of the Company’s total assets. This discrepancy was not caused by the acquisition of any security. The failure was not a result of willful neglect. The Company did not cure its failure to retain its status as a RIC and the Company does not intend to seek to obtain RIC status again. Accordingly, beginning in 2017, the Company is subject to income taxes at corporate tax rates. The loss of the Company’s status as a RIC did not have any impact on the Company’s financial position or results of operations.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

NOTE 3 – ACQUISITION

On September 29, 2018 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (“APA”) with Blind Faith Concepts Holdings, Inc. a Nevada Corporation (the “Seller”) whereby the Company completed the acquisition of 100% of the assets of “NFID” from the Seller which consisted of three trademarks related to the NFID brand, the NFID website, shoe designs and samples, and the assumption of a one-year Brand Ambassador Agreement in exchange for 2,000,000 shares of common capital stock of the Company. NFID is a recently developed unisex footwear brand. The Company plans on continuing product development to fully launch the product. The Company’s acquisition of the NFID assets gives the Company access to the growing market for unisex products.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

As a result of the APA, the Company has elected to no longer be deemed a “Business Development Company” as defined by the Investment Company Act of 1940, as amended from time to time (the “Act”). The withdrawal was generally approved by the shareholders of the Company on April 11, 2017, as evidenced on the Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed on June 5, 2017. The Board, under authority granted by the shareholders, approved the withdrawal on September 27, 2018. On September 28, 2018, the Company filed Form N-54C, officially withdrawing its election to be subject to sections 55 through 65 of the Act.

Pursuant to the terms of the APA, the Company issued 2,000,000 shares of common capital stock of the Company in exchange for 100% of the NFID assets. The shares were valued at $300,000, or $0.15 per share, the fair value of the Company’s common stock based on the quoted bid price of the Company’s common stock on the Closing Date.

The fair value of the assets acquired and liabilities assumed were based on management’s initial estimates of the fair values on September 29, 2018. Based upon the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

Prepaid expenses	$17,500
Intangible assets	282,500
Total assets acquired at fair value	300,000
Total purchase consideration	$300,000

The assets acquired are recorded at their initial estimated fair values on the acquisition date with subsequent changes recognized in earnings or loss. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired as of the asset acquisition date. As a result, during the purchase price measurement period, which may be up to one year from the asset acquisition date, the Company may record adjustments to the assets acquired, with the corresponding offset to goodwill. After the purchase price measurement period, the Company will record adjustments to assets acquired in operating expenses in the period in which the adjustments were determined.

The purchase price exceeded the fair value of the assets acquired by $282,500 which was initially allocated as follows:

Brand ambassador agreement	$105,295
Trademarks	29,440
Goodwill	147,765
Total intangible assets acquired	$282,500

Goodwill recorded is not expected to be deductible for U.S. income tax purposes.

The Company valued the three trademarks acquired at their historical cost of $29,440 which approximates fair market value. The Company valued the Brand Ambassador Agreement using the estimated fair value of required social media posts by the artist/singer Max Schneider, known as Max (“MAX”). MAX is considered a social media influencer with over 600,000 Instagram followers and over 1.5 million YouTube subscribers.

Pursuant to the Brand Ambassador Agreement, the Company will incur a minimum cash payment of $35,000 related to a minimum royalty payment of which $17,500 was paid prior to the Closing Date. The remaining $17,500 is due on January 27, 2019, the six month anniversary of the Effective Date of the Brand Ambassador Agreement.

NOTE 4 - EQUITY INVESTMENTS

At September 30, 2018, equity investments, at fair value, consisted of marketable equity instruments which are treated as a trading security since there is an active market in such equity investment and the Company is actively selling this security. Trading securities are carried at fair value with unrealized gains or losses included in income (expense). Realized gains and losses are determined on a specific identification basis and are included in other income (expense). The Company reviews equity investments, at fair value for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

At September 30, 2018, equity investments of $12,767, comprised mainly of nonmarketable stock, loans and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

The following are the Company’s equity investments owned by levels within the fair value hierarchy at September 30, 2018:

	Level 1	Level 2	Level 3	Total
Common Stock	$391,698	$-	$-	$391,698
LLC Membership	-	-	-	-
Warrants	-	-	-	-
Total Investments	$391,698	$-	$-	$391,698

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2017:

	Level 1	Level 2	Level 3	Total
Common Stock	$853,163	$-	$200	$853,363
LLC Membership	-	-	9,194	9,194
Convertible Preferred Stock	-	2,600	-	2,600
Warrants	-	-	455,072	455,072
Total Investments	$853,163	$2,600	$464,466	$1,320,229

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the nine months ended September 30, 2018 and 2017 (Investment Company Accounting):

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Balance at beginning of year	$464,466	$474,390
Interest receivable converted to common stock, at cost	-	16,000
Net change in unrealized appreciation on investments	(414,730)	115,810
Net transfers out of Level 3 (1)	(49,736)	(100,000)
Balance at end of period	$-	$506,200

	September 30,	December 31,
	2018	2017
	(Unaudited)
Net unrealized depreciation for Level 3 investments at period end	$-	$(329,598)

(1)	Transfers occurred due to the expiration of the restriction under Rule 144A of the Securities Act and to the development of an active market. A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.

At December 31, 2017, level 3 investments consisted of the following:

Investment Type	Fair Value at December 31, 2017	Valuation Technique	Unobservable inputs	Input
Common Stock	$200	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Warrants	$455,072	Black-Scholes Option Pricing Model	Volatility	72.8% to 120.4%
	$464,466

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

If the price multiple or sales multiple were to increase or decrease, the fair value of the investments would increase or decrease, respectively. If the discount for lack of marketability or restriction discount were to increase or decrease, the fair value of the investments would decrease or increase, respectively.

NOTE 5 – NOTE RECEIVABLE

On September 28, 2018, the Company and the Seller executed a two year promissory note receivable agreement with a principal balance of $200,000 of which $100,000 was funded to the Seller in September 2018. The terms of the promissory note include an interest rate of six percent (6%) and the Company shall be repaid in interest only payments on a quarterly basis, until the maturity date of September 27, 2020, at which time the full principal and any interest payments will be due to the Company. At the time the promissory note receivable agreement was executed, the Company also executed a Security Interest and Pledge Agreement with the borrower. Pursuant to the Security Interest and Pledge Agreement, the borrower has pledged all of the assets of its company as security for the performance of the note obligations. As of September 30, 2018, the Company has recorded a note receivable of $100,000 related to the promissory note receivable agreement. Subsequent to September 30, 2018, the Company funded the remaining $100,000 (see Note 11).

NOTE 6 – INTANGIBLE ASSETS

At September 30, 2018 and December 31, 2017, intangible assets consisted of the following:

	Useful life	September 30, 2018	December 31, 2017
Trademarks	N/A	$29,440	$-
Brand ambassador agreement	1 year	105,295	-
Goodwill	N/A	147,765	-
		282,500	-
Less: accumulated amortization		-	-
		$282,500	$-

Amortization of intangible assets attributable to future periods is as follows:

Year ending:	Amount
2018	$26,324
2019	78,971
$105,295

NOTE 7 - REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK

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

POINT CAPITAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

NOTE 8 – SHAREHOLDERS’ EQUITY

Common stock issued for acquisition

Pursuant to the terms of the APA (See Note 3), the Company issued 2,000,000 shares of common capital stock of the Company in exchange for 100% of the NFID assets. The shares were valued at $300,000, or $0.15 per share, the fair value of the Company’s common stock based on the quoted bid price of the Company’s common stock on the Closing Date.

NOTE 9 - CONCENTRATIONS AND CREDIT RISKS

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments and debt instruments (other than cash equivalents), which collectively represented approximately 28.2% and 80.4% of the Company’s total assets at September 30, 2018 and December 31, 2017, respectively. These investments consisted of certain securities in companies with no readily determinable market values or in non-public companies, and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that certain of the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. Investments in non-public entities should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, at September 30, 2018, 100% of the fair value of the Company’s equity investment portfolio is concentrated in one company in the biometric technology industry which gives rise to a risk of significant loss should the performance or financial condition of this company or industry deteriorate.

NOTE 10 - COMMITMENT

In connection with the APA, the Company entered into a one-year Brand Ambassador Agreement (See Note 3) with MAX. Pursuant to this agreement, the Company shall pay MAX a seven percent (7%) royalty on net sales of the product effective November 1, 2018 with a minimum royalty payment of $35,000 during the agreement term. The royalty shall be calculated on a quarterly basis. Pursuant to the Brand Ambassador Agreement, $17,500 was paid prior to the Closing Date. The remaining $17,500 is due on January 27, 2019.

NOTE 11 – SUBSEQUENT EVENTS

In October 2018, the Company advanced Seller the remaining $100,000 balance of the promissory note receivable agreement executed on September 28, 2018 (See Note 5).

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

Overview

Through September 28, 2018, we were a closed-end, non-diversified investment company that had elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  As a business development company, we were required to comply with certain regulatory requirements.  For instance, we generally had to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

On September 29, 2018, we filed Form N-54C, Notification of Withdrawal of election to be Subject to Section 55 through 65 of the Investment Company Act of 1940, whereas we have changed the nature of our business so as to cease to be a business development company. Accordingly, as of the September 30, 2018, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. For the period from September 29, 2018 to September 30, 2018, there was no activity and therefore, the Company only presented condensed consolidated statements of operations for Investment Company Accounting.

In accordance with FASB Accounting Standards Codification (ASC) Topic 946 – Financial Services – Investment Company, we are making this change to our financial reporting prospectively, and not restating or revising periods prior to our change in status to a non-investment company effective September 29, 2018. Accordingly, in this report, we refer to both accounting in accordance with US generally accepted accounting principles (GAAP) applicable to corporations (Corporation Accounting), which applies commencing September 29, 2018, and to that applicable to investment companies under the 1940 Act (Investment Company Accounting), which applies to prior periods.

In order to maintain its status as a non-investment company, the Company will now operate so as to fall outside the definition of an “investment company” or within an applicable exception. The Company expects to continue to operate outside the definition of an “investment company” as a company primarily engaged in the business of developing and selling footwear and apparel products.

Through March 31, 2017, we elected to be treated as a RIC under Subchapter M of the Code and operated in a manner so as to qualify for the tax treatment applicable to RICs. At March 31, 2017, we failed this diversification test since our investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDTY”) accounted for over 25% of our total assets. We did not cure our failure to retain our status as a RIC and we will not seek to obtain RIC status again. Accordingly, beginning in 2017, we are subject to income taxes at corporate tax rates. The loss of the Company’s status as a RIC did not have any impact on our financial position or results of operations.

Currently, we are not making any new equity investments.

On September 29, 2018, we entered into an Asset Purchase Agreement (“APA”) with Blind Faith Concepts Holdings, Inc. a Nevada corporation (the “Seller”) whereby we completed the acquisition of 100% of the assets of “NFID” from the Seller which consisted of three trademarks related to the NFID brand, the NFID website, shoe designs and samples, and the assumption of a one-year Brand Ambassador Agreement in exchange for 2,000,000 shares of common capital stock of the Company. NFID is a recently developed unisex footwear brand. We plan on continuing product development to fully launch the product. Our acquisition of the NFID assets gives us access to the growing market for unisex products.

Pursuant to the terms of the APA, the Company agreed to issue 2,000,000 shares of common capital stock of the Company in exchange for 100% of the NFID assets. The shares were valued at $300,000, or $0.15 per share, the fair value of the Company’s common stock based on the quoted bid price of the Company’s common stock on the Closing Date.

Equity Investments

At September 30, 2018, equity investments of $12,767, comprised mainly of nonmarketable stock, loans and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

As of September 30, 2018, the fair value of equity investments held by us amounted to $391,698 which consisted of one investment, Ipsidy Inc. (“IDTY”), with a fair value of $391,698, or 100% of the total investment portfolio.

IDTY is an international biometrics and payment processing company with a unique technology platform that provides valuable, secure payment processing for consumers as well as for merchants. At September 30, 2018, we owned 2,165,275 common shares of IDTY with a fair value of $391,698. We are actively selling these shares and plan on using the proceeds from the sale of IDTY for working capital purposes, for NFID product development, or future acquisitions.

Results of Operations

For the three and nine months ended September 30, 2018 and 2017, the principal measure of our financial performance was the net increase (decrease) in our net assets resulting from operations, which includes (i) net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net change in unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Interest Income:  For the three months ended September 30, 2018 and 2017, we earned interest income of $18 and $6,540, and for the nine months ended September 30, 2018 and 2017, we earned interest income of $44 and $20,478, respectively, primarily resulting from interest earned on convertible debt and other debt, and on bank deposits. The decrease was attributable to a decrease in income-earning investments.

Operating Expenses: For the three and nine months ended September 30, 2018 and 2017, total operating expenses consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Compensation expense	$30,000	$45,000	$115,000	$135,000
Professional fees	36,020	36,890	130,740	129,567
Insurance expense	8,798	8,925	26,396	26,774
Bad debt expense (recovery)	-	-	(5,000)	6,750
General and administrative expenses	6,364	7,344	25,009	23,442

Total operating expenses	$81,182	$98,159	$292,145	$321,533

Compensation expense: For the three and nine months ended September 30, 2018 and 2017, compensation expense decreased by $15,000 and $20,000, respectively due to the resignation of the Company’s CFO.

Professional fees: For the three months ended September 30, 2018, professional fees decreased by $870, or 2.4%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, professional fees increased by $1,173, or .91%, as compared to the nine months ended September 30, 2017.

Insurance expense: For the three months ended September 30, 2018, insurance expense decreased by $127, or 1.4%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, insurance expense decreased by $378, or 1.4%, as compared to the nine months ended September 30, 2017.

Bad debt recovery (expense): For the three months ended September 30, 2018 and 2017, we did not record any bad debt expense or recovery. For the nine months ended September 30, 2018, we recorded a bad debt recovery of $5,000 as compared to bad debt expense of $6,750 for the nine months ended September 30, 2017. During the 2017 period, we wrote off interest receivable of $6,750 deemed uncollectable.

General and administrative expenses: General and administrative expenses consist of transfer agent fees, custodian fees, bank service charges, and other fees and expenses. For the three months ended September 30, 2018, general and administrative expenses decreased by $980, or 13.3%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, general and administrative expenses increased by $1,567, or 6.7%, as compared to the nine months ended September 30, 2017.

Loss from Operations: For the three months ended September 30, 2018 and 2017, loss from operations amounted to $81,182 and $98,159, respectively. For the nine months ended September 30, 2018 and 2017, loss from operations amounted to $292,145 and $321,533, respectively.

Other (Expenses) Income:

Net Realized And Unrealized (Loss) Gain On Investments:

Net Realized Gain on Investments: During the three months ended September 30, 2018 and 2017, we disposed of or permanently impaired certain equity investments recognizing a net realized loss of $623,188 and $80,913, respectively. During the three months ended September 30, 2018, we recognized a net realized loss of $54,001 which consisted of gains of $32,973 from the sale of Ipsidy, Inc. offset by a realized loss of $86,974 from the expiration or write off of certain debentures and warrants. Additionally, we recorded a realized loss of $569,187 related to the permanent write down of nonmarketable equity securities. During the nine months ended September 30, 2018 and 2017, we disposed of or permanently impaired certain equity investments recognizing a net realized loss of $101,715 and $79,879, respectively. During the nine months ended September 30, 2018, we recognized a net realized gain of $467,472 which consisted of realized gains of $648,715 from the sale of Ipsidy, Inc. offset by a realized loss of $32,730 from the sale of our investment in Orbital Tracking Corp. and a realized loss of $148,513 due to the expiration or write off of certain debentures and warrants. Additionally, we recorded a realized loss of $569,187 related to the permanent write down of nonmarketable equity securities.

Net Change in Unrealized (Loss) Gain on investments: At September 30, 2018 and December 31, 2017, we had a cost basis in our portfolio companies of $45,538 and $876,358, respectively, with a fair market value of $391,698 and $1,320,229, respectively. The net change in unrealized gain (loss) on investments for the three months ended September 30, 2018 and 2017 was $506,190 and $(346,575), respectively. During the three months ended September 30, 2018, based on our analysis of the fair value of our investments in Ipsidy, Inc. coupled with the reversal of unrealized gains upon sales of Ipsidy common shares we recorded an unrealized loss of approximately $63,000. Additionally, due to the permanent write down of nonmarketable securities, we reversed previously recorded unrealized losses amounting $569,187 and we and accordingly, recorded an unrealized gain of $569,187. During the three months ended September 30, 2017, based on our analysis of the fair value of our investments in Ipsidy, Inc., we recorded an unrealized loss of approximately $347,000. The net change in unrealized gain (loss) on investments for the nine months ended September 30, 2018 and 2017 was $(671,898) and $530,586, respectively. During the nine months ended September 30, 2018, based on our analysis of the fair value of our investments in Ipsidy, Inc., the reversal of unrealized gains upon sales of Ipsidy common shares, and the reversal of unrealized losses on expired warrants and debentures, we recorded an unrealized loss of approximately $672,000. Additionally, due to the permanent write down of nonmarketable securities, we reversed previously recorded unrealized losses amounting $569,187 and we and accordingly, recorded an unrealized gain of $569,187. During the nine months ended September 30, 2017, based on our analysis of the fair value of our investments in Ipsidy, Inc., we recorded an unrealized gain of approximately $531,000.

 Net (Loss) Income: For the three months ended September 30, 2018 and 2017, we had a net loss of $(198,162) and $(519,143), respectively. For the nine months ended September 30, 2018 and 2017, we had a net loss of $(496,527) and net income of $149,652, respectively.

Liquidity and Capital Resources

As of September 30, 2018, we had $626,115 in cash and cash equivalents, compared to $294,591 as of December 31, 2017, an increase of $331,524. Our primary uses of cash have been for salaries, fees paid to third parties for professional services, and general and administrative expenses. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	An increase in product development and marketing fees related to recently acquired NFID product line;

●	Addition of administrative and sales personnel as the business grows, and

●	The cost of being a public company.

On September 28, 2018, we and the Seller executed a two year promissory note receivable agreement with a principal balance of $200,000 of which $100,000 was funded to the Seller in September 2018. The terms of the promissory note include an interest rate of six percent (6%) and we shall be repaid in interest only payments on a quarterly basis, until the maturity date of September 27, 2020, at which time the full principal and any interest payments will be due to the Company. At the time the promissory note receivable agreement was executed, we also executed a Security Interest and Pledge Agreement with the borrower. Pursuant to the Security Interest and Pledge Agreement, the borrower has pledged all of the assets of its company as security for the performance of the note obligations. As of September 30, 2018, we have recorded a note receivable of $100,000 related to the promissory note receivable agreement. Subsequent to September 30, 2018, we funded the remaining $100,000 (see Note 11).

We believe that our existing available cash will enable us to meet the working capital requirements for at least 12 months from the date of this report.

Although we believe that our existing available cash will enable us to meet our working capital requirements for at least 12 months from the date of this report, we may need to raise additional funds to for the development and marketing of our recently acquitted NFID product line. If we are unable to raise capital, we may be required to reduce the scope of our product development and marketing activities, which could harm our business plans, financial condition and operating results, cease our operations entirely, in which case, you will lose all of your investment.

Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations, for product development and for marketing in the future. If we are unable to raise capital or secure lending in the near future, management expects that the Company may need to curtail its operations.

Until such time as we generate substantial product revenue to offset operational expenses, we expect to finance our cash needs through a combination of public and private equity offerings and debt financing. We may be unable to raise capital or enter into such other arrangements when needed or on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition. We have no agreements or arrangements to raise capital.

We currently have no material commitments for any capital expenditures.

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

Effective September 29, 2018, following authorization by our shareholders, we withdrew our previous election to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. Prior to such time, we were a closed-end, non-diversified management investment company that had elected to be treated as a BDC under the 1940 Act.

As a result of this change in status, commencing September 29, 2018, we shall now report as a corporation for accounting purposes under Regulation S-X. For the period from September 29, 2018 to September 30, 2018, there was no activity and therefore, the Company only presented condensed consolidated statements of operations for Investment Company Accounting.

In accordance with FASB Accounting Standards Codification (ASC) Topic 946 – Financial Services – Investment Company, we are making this change to our financial reporting prospectively, and not restating or revising periods prior to the Company’s change in status to a non-investment company effective September 29, 2018. Accordingly, in this report, we refer to both accounting in accordance with US generally accepted accounting principles (GAAP) applicable to corporations (Corporation Accounting), which applies commencing September 29, 2018, and to that applicable to investment companies under the 1940 Act (Investment Company Accounting), which applies to prior periods.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.

Intangible Assets and Goodwill

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful lives. The brand ambassador agreement is being amortized over a period of 1 year. Trademarks are recorded at cost, have an indefinite useful life and are not amortized.

The Company records goodwill as the excess of the purchase price over the fair values assigned to the net assets acquired in business acquisitions. ASC 350, “Intangibles — Goodwill and Other” requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change that could potentially result in impairment. If the fair value of goodwill or other intangible asset with an indefinite life is determined to be less than the book value, then goodwill or other intangible asset is reduced to its implied fair value and the amount of the write-down is charged to operations. We are required to test our goodwill and intangible assets with indefinite lives for impairment at least annually.

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

Equity Investments (Corporation Accounting)

Equity investments of $12,767 at September 30, 2018, comprised mainly of nonmarketable stock, loans and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically. Prior to September 29, 2018, equity investments were recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of equity investments that had no ready market were determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in the equity investments, at fair value were non-marketable securities of $464,446 at December 31, 2017.

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

Valuation of Investments

Through September 29, 2018, our investments consisted of loans and securities issued by public and privately-held companies, including convertible debt, loans, equity warrants and preferred and common equity securities.

We applied the accounting guidance of Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosures” (“ASC 820”).  This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we considered the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

Through September 29, 2018, on a quarterly basis, the Board of Directors (the “Board”) of the Company, in good faith, determined the fair value of investments in the following manner:

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

Investments without a readily determined market value were primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors.

Because there is not a readily available market value for some of the investments in its portfolio, we valued substantially all of our portfolio investments at fair value as determined in good faith by our board of directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments differed significantly from the values that would have been used had a readily available market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

Subsequent to September 29, 2018, we categorize our investment in marketable equity instruments as a trading security since there is an active market in such equity investment. Trading securities are carried at fair value with unrealized gains or losses included in income (expense). Realized gains and losses are determined on a specific identification basis and are included in other income (expense). We review equity investments for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

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

In order to qualify for favorable tax treatment as a RIC, we were required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid federal excise taxes, we must have distributed annually at least 98% of our ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we chose to do so, all other things being equal, this would have increased expenses and reduce the amount available to be distributed to stockholders. We were required to accrue excise tax on estimated undistributed taxable income as required. Additionally, if more than 25% of our total assets is invested in the securities of one entity, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes.

Since March 31, 2017, we failed this diversification test since our investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDTY”) accounted for over 25% of our total assets (approximately 27.3% of total assets at September 30, 2018). As of the September 30, 2018 and as of the date of this report, we had not cured the failure to retain our status as a RIC and we do not intend to retain our RIC status. Accordingly, beginning in 2017, we are subject to income taxes at corporate tax rates. The loss of our status as a RIC is not expected to have any impact on our financial position or results of operations.

We did not have any distributable income as of September 30, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.

●	the lack of Investment Act experienced internal staff,

●	a lack of segregation of duties within accounting functions.

●	a lack of control over custodian of certain instruments.

●	a lack of control over valuation of certain investments.

●	the recent resignation of our Chief Financial Officer who is now is an accounting consultant to the Company.

Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal controls over financial reporting were not effective as of September 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the terms of an asset purchase agreement, we issued 2,000,000 shares of common stock in exchange for 100% of the certain assets. The shares were valued at $300,000, or $0.15 per share, the fair value of the Company’s common stock based on the quoted bid price of the Company’s common stock on the Closing Date.

The above securities were issued in reliance upon the exemptions provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 29, 2018, we filed Form N-54C, Notification of Withdrawal of election to be Subject to Section 55 through 65 of the Investment Company Act of 1940, whereas the Company has changed the nature of its business so as to cease to be a business development company.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Principal Executive Officer*

31.2	Rule 13a-14(a)/15d14(a) Certifications of Principal Financial Officer*

32.1	Section 1350 Certifications of Principal Executive Officer*

32.2	Section 1350 Certifications of Principal Financial Officer*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT CAPITAL, INC.

Dated: November 14, 2018	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 14, 2018	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)