Form 10-K
period 2018-12-31
Point Capital, Inc.
filed 2019-04-04
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number: 000-54872

POINT CAPITAL, INC.
(Name of Registrant as Specified in Its Charter)

Delaware	27-3046338
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1086 Teaneck Road, Suite 3A, Teaneck, New Jersey	07666
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (201) 408-5126

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 29, 2018, based on the closing sales price $1.50 of the common stock as quoted on the OTCPK was $33,717,128. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 29, 2019, there were 23,442,540 shares of common stock, par value $0.0001 per share, issued and 23,417,540 shares of common stock outstanding.

POINT CAPITAL, INC.

FORM 10-K

December 31, 2018

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain additional funds for our operations;

●	our ability to obtain and maintain intellectual property protection for our products and our ability to operate our business without infringing the intellectual property rights of others;

●	our reliance on third party distributors;

●	the initiation, timing, progress and results of our research and development programs;

●	our dependence on current and future collaborators for developing new products;

●	the rate and degree of market acceptance of our commercial products;

●	the implementation of our business model and strategic plans for our business;

●	our estimates of our expenses, losses, future revenue and capital requirements, including our needs for additional financing;

●	our reliance on third party suppliers to supply the materials and components for our products;

●	our ability to attract and retain qualified key management and technical personnel;

●	our financial performance;

●	the impact of government regulation and developments relating to our competitors or our industry; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Report.

Any forward-looking statement in this Report reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Report also contains estimates, projections and other information concerning our industry, our business and the markets for exclusive branded apparel, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. Except as required by law, we do not undertake any obligation to update or release any revisions to these forward-looking statements to reflect any events or circumstances, whether as a result of new information, future events, changes in assumptions or otherwise, after the date hereof.

We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

ii

PART I

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements that appear elsewhere in this Report.

Unless the context provides otherwise, when we refer to the “Company,” “we,” “our,” or “us” in this Form 10-K, we are referring to Point Capital, Inc.

ITEM 1.	BUSINESS

Overview

On September 29, 2018 (the “Closing Date”), we entered into an Asset Purchase Agreement (“APA”) with Blind Faith Concepts Holdings, Inc. a Nevada corporation (the “Seller”) whereby we completed the acquisition of 100% of the assets of “NFID” from the Seller. We plan to develop NFID as an exclusive brand of clothing consisting initially of sweatshirts, hoodies, pants, t-shirts, and hats. Our clothing brand will feature non-binary work wear-inspired clothing for the revolutionarily-spirited person.

We are developing the streetwear apparel brand, NFID, which stands for “No Found Identification”. The streetwear collection is inspired by music, fashion and captures the social consciousness of popular culture. The brand unapologetically celebrates the freedom of choice and expression. Generational political shifts have changed the way younger generations express and interpret gender, particularly in youth subculture and countercultural movements. While today’s youth culture rebellion is gender neutral, there is no single brand providing a uniform for the expression of that rebellion.

Our Business

Product and Service Offerings

Branded hooded sweatshirts, shirts, and hats will be the initial product launch while options for footwear are developed. The business model is uses concepts of “Less is More” and utilizes social media and the “Have to Have” market. This is achieved through limited quantities and styles released strategically to generate maximum trending on social media platforms.

Combining the right product with a branding message around unisex, the MeToo Movement, Times Up, and various current issues, the company is investigating possible alignments with a notable charity organization to further leverage is recognition as a socially relevant new brand

Commercial Market Strategy

Our strategy involves developing the NFID brand through a direct to consumer (“DTC”) sales model, fed into by parallel digital marketing strategies, including collaboration with established brands throughout industry categories as well as seeding to celebrities/social media influencer sponsorships and viral product placement.

Parallel to this strategy is a series of targeted influencer We plan on leveraging relationships with core social media influencers of youth culture’s rebellion who have strong voices in the streetwear community.

We plan on sponsoring NFID events rather than mass marketing. These events are individually planned and social series that will consist of intimate cultural events in New York City and other cities, rather than a single large one-size-fits-all event. These smaller events will ultimately drive sales in multiple markets and expand the brand reach.

For example, we will select a group of 10-15 buzzworthy cultural influencers and/or relevant celebrities to dine at a location such as political dissent, free speech, gender expression, cult film screenings, and culinary pop-ups an industrial space in a hub or affluent hipster heavy neighborhood that seats a minimum 60-70 people. We are developing plans to create a database of each customer of consumer information.

NFID.com is expected to launch its apparel in the second quarter this year and begin generating revenues.

Suppliers

Currently, we do not rely on any one supplier.

Intellectual Property

Currently, we hold the following trademarks:

Trademark	Description
Trademark Name	NFID (standard Characters, mark.jpg)
Serial # 87939331 – filing date May 29, 2018

Trademark Logo	NFID L4L (stylized and/or with design, MRK6911715126-180157156_._NFID_Drawing.jpg)
Serial # 87933752 – filing date May 23, 2018

Trademark Name, backwards D	NFID L4L (stylized and/or with design, MRK6911715126-132340649_._Drawing_846x302_NFID_logo.jpg)
Serial # 87939273 – filing date May 29, 2018

Corporate Background

Point Capital, Inc. was incorporated under its original name Gold Swap, Inc. under the laws of the State of New York on July 13, 2010. On December 11, 2012, shareholders approved changing the Company’s state of incorporation from New York to Delaware by the merger of Gold Swap with and into its wholly-owned subsidiary, Point Capital, Inc., and to change the name of the Company from “Gold Swap Inc.” to “Point Capital, Inc.” The merger was effective on January 24, 2013.

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

On September 29, 2018, we filed Form N-54C, Notification of Withdrawal of election to be Subject to Section 55 through 65 of the Investment Company Act of 1940, whereas we have changed the nature of our business so as to cease to be a business development company. Accordingly, as of December 31, 2018, the accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”).

As a result of this change in status, we shall discontinue applying the guidance in FASB Accounting Standards Codification (ASC) Topic 946 - Financial Services – Investment Company and shall account for the change in its status prospectively by accounting for its equity investments in accordance with ASC Topics 320 - Investments—Debt and Equity Securities as of the date of the change in status. Additionally, the presentation of the financial statements will be that of a commercial company rather than that of an investment company.

In accordance with ASC 946, we are making this change to our financial reporting prospectively, and not restating periods prior to our change in status to a non-investment company effective September 29, 2018, Accordingly, in this report, we may refer to both accounting in accordance with U.S. generally accepted accounting principles (GAAP) applicable to corporations (Corporation Accounting), which applies commencing September 29, 2018 and to that applicable to investment companies under the 1940 Act (Investment Company Accounting) which applies to prior periods. However, pursuant to ASC 205 – Presentation of Financial Statements, Section 205-10-50-1, “Changes Affecting Comparability”, certain amounts in the 2017 financial statements have been reclassified to conform to the 2018 presentation. These reclassifications primarily effect the presentation of revenues and expenses in the statements of operations and presentation of assets in the balance sheet. Additionally, the schedules of investments are not presented for 2018 or 2017. We determined that there is no cumulative effect of the change from Investment Company Accounting to Corporation Accounting on periods prior to those presented and that there is no effect on our financial position or results of operations as a result of this change.

In order to maintain its status as a non-investment company, we will now operate so as to fall outside the definition of an “investment company” or within an applicable exception. The Company expects to continue to operate outside the definition of an “investment company” as a company primarily engaged in the business of developing and selling apparel products.

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

On September 29, 2018, we entered into an Asset Purchase Agreement (“APA”) with Blind Faith Concepts Holdings, Inc. a Nevada corporation (the “Seller”) whereby we completed the acquisition of 100% of the assets of “NFID” from the Seller which consisted of three trademarks related to the NFID brand, the NFID website, shoe designs and samples, and the assumption of a one-year Brand Ambassador Agreement in exchange for 2,000,000 shares of common capital stock of the Company. NFID is a recently developed unisex clothing brand. We plan on continuing product development to fully launch the product. Our acquisition of the NFID assets gives us access to the growing market for unisex products.

Pursuant to the terms of the APA, the Company agreed to issue 2,000,000 shares of common capital stock of the Company in exchange for 100% of the NFID assets.

On November 5, 2018, we entered into 14 separate Return to Treasury Agreements, whereby certain shareholders holding an aggregate of 28,734,901 shares of common stock of the Company agreed to return a portion of their respective holdings to treasury in exchange for cash payments aggregating $2,872. As a result, the total issued and outstanding number of shares of common stock of the Company was reduced by 28,734,901.

At December 31, 2018, all of the fair value of the Company’s equity investments, at fair value is concentrated in one entity in the biometric technology industry, which gives rise to a risk of significant loss should the performance or financial condition of this industry or the portfolio company deteriorates.

Our transfer agent is West Coast Stock Transfer, Inc., 721 N. Vulcan Ave. Ste. 205, Encinitas, CA 92024. Their telephone number is (619) 664-4780.

Competition

The streetwear industry is a $75 billion industry with robust secondary markets, e-commerce disruptors, and a vast ecosystem of competing blue-chip companies. Industry digital media and e-commerce platform Hypebeast filed for a groundbreaking IPO back in 2016.

The largest competitor is “hype brand” Supreme which was given a $1 billion valuation upon selling a minority stake to private equity firm Carlyle Group following a successful collaboration with high fashion staple, Louis Vuitton. NOAH, is a New York-based utilitarian men’s streetwear brand that uses cross-platform collaborations with subcultural icons to penetrate the market.

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

Our Board of Directors has established an Audit Committee to assist the Board of Directors in fulfilling its oversight responsibilities. The Audit Committee is composed of Van Parker, Committee Chairman, Joel Stone, and Leonard Schiller. The Audit Committee’s responsibilities include overseeing our accounting and financial reporting processes, our systems of internal controls over financial reporting, and audits of our consolidated financial statements, and approval of the engagement, and reviews the performance of, our independent registered public accounting firm.

Employees

We currently have no employees and our Chief Executive Officer provides service on a part-time basis. Our chief executive officer is also a director and our Chief Financial Officer.  All functions including development, strategy, negotiations and administration are currently being provided by our executive officers or outsourced to service providers. Our officer and directors do not work exclusively for us and do not devote all of their time to our operations. Their other activities prevent them from devoting their full-time to our operations.

Material U.S. Federal Income Tax Considerations

From incorporation through December 31, 2013, we were treated as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). From January 1, 2014 to December 31, 2016, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code. As discussed below, since March 31, 2017, we failed the RIC diversification test. As of December 31, 2018 and through the date of this report, we had not cured our failure to retain our status as a RIC and we will not retain our RIC status. Accordingly, beginning in 2017, we are subject to income taxes at corporate tax rates.

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

As of December 31, 2018 and through the date of this report, we had not cured our failure to retain our status as a RIC and we do not intend to retain our RIC status. Accordingly, beginning in 2017, we are subject to income taxes at corporate tax rates.

Regulation as a BDC

Initially we elected to be regulated as a BDC under the 1940 Act. The 1940 Act requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC without the approval of a “majority of our outstanding voting securities,” within the meaning of the 1940 Act.

On September 29, 2018, we filed Form N-54C, Notification of Withdrawal of election to be Subject to Section 55 through 65 of the Investment Company Act of 1940, whereas we have changed the nature of our business so as to cease to be a business development company.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 1086 Teaneck Road, Suite 3A, Teaneck, New Jersey 07666. We are not paying any rent for such space, as it is donated to us from our executive officer. We believe that our current office space will be adequate for the foreseeable future. We maintain a website and the information contained on that website is not deemed to be a part of this annual report.

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

Market Information

Our common stock is quoted on the OTC Pink under the symbol “PTCI.” Trading in OTC Pink stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock. Our common stock does not have an established public trading market.

The following table sets forth the range of high and low sales prices of our common stock as reported on the OTC Pink Market for 2018 and 2017. As our common stock is thinly traded, the numbers may not reflect actual market value for our common stock.

Quarter Ended	High	Low
December 31, 2018	$1.50	$0.22
September 30, 2018	$1.50	$1.50
June 30, 2018	$1.50	$0.20
March 31, 2018	$0.20	$0.20
December 31, 2017	$0.20	$0.20
September 30, 2017	$0.20	$0.20
June 30, 2017	$0.50	$0.20
March 31, 2017	$0.50	$0.25

Security Holders

As of March 29, 2019, there were 23,442,540 shares of common stock issued and outstanding, which were held by approximately 87 stockholders of record.

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

Holders of Preferred Stock vote together with holders of Common Stock on an as-converted basis. Each share of Preferred Stock is currently convertible into 500 shares of common stock at the option of the holder (subject to a 9.99% beneficial ownership limitation) based on a conversion formula (the Stated Value, currently $100, divided by the Conversion Rate, currently $0.20.) The Conversion Rate may be adjusted upon the occurrence of stock dividends or stock splits. In addition, if the Company issues equity or options, warrants or other convertible securities to the common stockholders, the holder of the Preferred Stock shall be entitled to receive such securities pro rata as if the Preferred Stock was convertible. Each share has a $100 liquidation value. The holders of Preferred Stock are entitled to receive dividends on an as-converted basis if paid on Common Stock. The holders of the Preferred Stock vote with the holders of the common stock on an as converted basis. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of Preferred Stock shall have preference to any distribution of the assets of the Company to the holders of common stock of the Company.

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

Recent Sales of Unregistered Securities

On September 29, 2018, pursuant to an Asset Purchase Agreement, we issued 2,000,000 shares of common stock of the Company to acquire assets. The shares were deemed restricted and were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 4, 2018, we issued 70,000 shares of our common stock for cash proceeds of $24,500, or $0.35 per share. The shares were deemed restricted and were issued pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended.

Equity Compensation Plans

Currently, we do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based and should be read together with the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report and in other reports we file with the Securities and Exchange Commission.

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

Pursuant to the terms of the APA, the Company agreed to issue 2,000,000 shares of common capital stock of the Company in exchange for 100% of the NFID assets. The shares were valued at $152,235, or $0.08 per share, the fair value of the Company’s common stock based on the fair value of assets acquired. There was no goodwill recorded since the APA was accounting for as an asset purchase.

As a result of the APA, the Company has elected to no longer be deemed a “Business Development Company” as defined by the Investment Company Act of 1940, as amended from time to time (the “Act”). The withdrawal was generally approved by the shareholders of the Company on April 11, 2017, as evidenced on the Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed on June 5, 2017. The Board, under authority granted by the shareholders, approved the withdrawal on September 27, 2018. On September 28, 2018, we filed Form N-54C, officially withdrawing our election to be subject to sections 55 through 65 of the Act, whereas we have changed the nature of our business so as to cease to be a business development company. Accordingly, as of December 31, 2018, the accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”).

We discontinued applying the guidance in FASB Accounting Standards Codification (ASC) Topic 946 - Financial Services – Investment Company and shall account for the change in our status prospectively by accounting for our equity investments in accordance with ASC Topics 320 - Investments—Debt and Equity Securities as of the date of the change in status. Additionally, the presentation of the financial statements will be that of a commercial company rather than that of an investment company.

In accordance with ASC 946, we are making this change to our financial reporting prospectively, and not restating periods prior to our change in status to a non-investment company effective September 29, 2018, Accordingly, in this report, we may refer to both accounting in accordance with U.S. generally accepted accounting principles (GAAP) applicable to corporations (Corporation Accounting), which applies commencing September 29, 2018 and to that applicable to investment companies under the 1940 Act (Investment Company Accounting) which applies to prior periods. However, pursuant to ASC 205 – Presentation of Financial Statements, Section 205-10-50-1, “Changes Affecting Comparability”, certain amounts in the 2017 financial statements have been reclassified to conform to the 2018 presentation. These reclassifications primarily effect the presentation of revenues and expenses in the statements of operations and presentation of assets in the balance sheet. Additionally, the schedules of investments are not presented for 2018 or 2017. We determined that there is no cumulative effect of the change from Investment Company Accounting to Corporation Accounting on periods prior to those presented and that there is no effect on our financial position or results of operations as a result of this change.

In order to maintain its status as a non-investment company, we will now operate so as to fall outside the definition of an “investment company” or within an applicable exception. We expect to continue to operate outside the definition of an “investment company” as a company primarily engaged in the business of developing and selling footwear and apparel products.

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

We plan to develop NFID as an exclusive brand of clothing consisting initially of sweatshirts, hoodies, pants, t-shirts, and hats. Our clothing brand will feature non-binary work wear-inspired clothing for the revolutionarily-spirited person.

Going concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $969,463 for the year ended December 31, 2018.  Additionally, we had an accumulated deficit of $1,642,510 at December 31, 2018 and have not generated any revenues under our new business plan. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. If we are unable to raise additional capital or secure additional lending in the near future to fund our business plan, management expects that we will need to curtail our operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Strategy

The Company is developing the streetwear apparel brand, NFID, which stands for “No Found Identification.” The streetwear collection is inspired by music, fashion and captures the social consciousness of popular culture. The brand unapologetically celebrates the freedom of choice and expression. Generational political shifts have changed the way younger generations express and interpret gender, particularly in youth subculture and countercultural movements. While today’s youth culture rebellion is gender neutral, there is no single brand providing a uniform for the expression of that rebellion.

Branded hooded sweatshirts, shirts, and hats will be the initial product launch while options for footwear are developed. The business model is uses concepts of “Less is More” and utilizes social media and the “Have to Have” market. This is achieved through limited quantities and styles released strategically to generate maximum trending on social media platforms.

Our strategy involves developing the NFID brand through a direct to consumer (“DTC”) sales model, fed into by parallel digital marketing strategies, including collaboration with established brands throughout industry categories as well as seeding to celebrities/social media influencer sponsorships and viral product placement.

Parallel to this strategy is a series of targeted influencer events rather than mass marketing. These events are individually planned intimate cultural events in New York City which touch on niche themes such as political dissent, free speech, gender expression, cult film screenings, and culinary pop-ups.

We are developing plans to create a database of each customer of consumer information of a very loyal cult like following.

Combining the right product with a branding message around unisex, the MeToo Movement, Times Up, and various current issues, the company is investigating possible alignments with a notable charity organization to further leverage is recognition as a socially relevant new brand

NFID initial plan and launch is to sell its products using the DTC model while utilizing digital marketing campaigns selected influencers, brand ambassadors, and social media.

NFID.com is expected to launch its apparel in the second quarter this year and begin generating revenues.

Equity Investments

At December 31, 2018, equity investments of $12,766, comprised mainly of nonmarketable common stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

As of December 31, 2018, the fair value of equity investments held by us and available for sale amounted to $215,528, which consisted of one investment, Ipsidy Inc. (“IDTY”), with a fair value of $215,528, or 100% of the total investment portfolio.

IDTY is an international biometrics and payment processing company with a unique technology platform that provides valuable, secure payment processing for consumers as well as for merchants. At December 31, 2018, we owned 2,155,275 common shares of IDTY with a fair value of $215,528. We are actively selling these shares and plan on using the proceeds from the sale of IDTY for working capital purposes, for NFID product development, or future acquisitions.

Results of Operations

The following table summarizes the results of operations for the years ending December 31, 2018 and 2017 and were based primarily on the comparative audited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

	Years Ended December 31,
	2018	2017
Revenues	$-	$-
Operating expenses	594,242	490,871
Loss from operations	$(594,242)	$(490,871)
Other (expense) income, net	(375,221)	847,407
Net (loss) income	(969,463)	356,536

Revenues

We did not generate any revenues from operations for the years ended December 31, 2018 and 2017.

Operating Expenses:

For the years ended December 31, 2018 and 2017, total operating expenses consisted of the following:

	For the Years Ended December 31,
	2018	2017
Compensation expense	$145,000	$177,500
Professional fees	203,559	185,294
Insurance expense	35,195	35,604
Bad debt expense	35,000	62,910
General and administrative expenses	76,076	29,563
Impairment loss	99,412	-
Total operating expenses	$594,242	$490,871

●	Compensation expense:

For the year ended December 31, 2018, we incurred compensation expense of $145,000 consisting of directors’ fees of $60,000, fees incurred for services performed by our former outsourced chief financial officer (“CFO”) of $25,000 and $60,000 in fees incurred for services of our chief executive officer (“CEO”). On May 31, 2018, our outsourced CFO resigned, and our CEO was appointed to serve as the Company’s interim CFO while continuing to serve as the CEO. Our CEO did not receive any additional compensation for his services as the interim CFO.

For the year ended December 31, 2017, we incurred compensation expense of $177,500 consisting of directors’ fees of $30,000, fees incurred for services performed by our outsourced chief financial officer of $60,000, and $27,500 in fees incurred for services performed by our outsourced chief compliance officer, and $60,000 incurred for services of our chief executive officer.

●	Professional fees:

For the year ended December 31, 2018, professional fees increased by $18,265, or 10%, as compared to the year ended December 31, 2017. The increase was attributable to an increase in accounting fees of $35,000 related to outsourced accounting services as a result of the resignation of our former outsourced chief financial officer as discussed above, an increase in auditing fee of $1,420 and increase in consulting fee of $24,349 related to marketing and advisory services related to our new NFID clothing product line, offset by a decrease in legal fees of $42,504 related to a 2017 possible private placement and acquisition activities.

●	Insurance expense:

For the year ended December 31, 2018, insurance expense increased by $409, or 1%, as compared to the year ended December 31, 2017.

●	Bad debt (recovery) expense:

For the year ended December 31, 2018, we recorded bad debt of $50,000 related to the recording of an allowance for doubtful accounts related to a note receivable deemed uncollectible offset by the receipt of proceeds of $15,000 from the collection of previously written off a convertible debt investment. For the year ended December 31, 2017, we wrote off interest receivable of $62,910 deemed uncollectable.

●	General and administrative expenses:

General and administrative expenses consist of non-cash amortization expense of intangible assets, transfer agent fees, custodian fees, bank service charges, and other fees and expenses. For the year ended December 31, 2018, general and administrative expenses increased by $46,513, or 157%, as compared to the year ended December 31, 2017. The increase was primarily attributed to an increase in travel expense of $9,388, an increase in non-cash amortization expense of $17,550, an increase in royalty expense related to a Brand Ambassador agreement of $5,833, and an increase in other fees and expenses of $13,742.

●	Impairment loss

At December 31, 2018, based on management’s impairment analysis, we recorded an impairment loss of $99,412 due to the write off the remaining unamortized carrying value of our intangible asset of $87,745 and the remaining prepaid expense of $11,667 related to the Brand Ambassador Agreements. We determined that there was a significant adverse change in the extent or manner in which this long-lived asset was being used.

Loss from Operations:

For the years ended December 31, 2018 and 2017, loss from operations amounted to $594,242 and $490,871, respectively, an increase of $103,371, or 21%. The increase was primarily a result of the changes in operating expenses discussed above.

Other (Expenses) Income:

●	Interest income:

For the years ended December 31, 2018 and 2017, we earned interest income of $4,218 and $20,483, primarily resulting from interest earned on convertible debt and other debt, and on bank deposits. The decrease was attributable to a decrease in income-earning investments.

●	Net realized loss on investments:

For the year ended December 31, 2018, we disposed of or permanently impaired certain equity investments recognizing a net realized loss of $100,759 as compared to $85,170 for the year ended December 31, 2017, an increase of $15,589 or 18%. For the year ended December 31, 2018, net realized loss of equity investments was attributed to a net realized gain of $616,941 from sale of two investments offset by net realized loss of $717,700 due to the expiration of warrants and permanent impairment of certain debentures, warrants and non-marketable equity securities.

●	Net change in unrealized (loss) gain on investments:

At December 31, 2018 and 2017, we had a cost basis in our portfolio companies of $45,336 and $876,358, respectively, with a fair market value of $215,528 and $1,320,229, respectively.

For the year ended December 31, 2018, we recognized a net change in unrealized (loss) gain on investments of $(278,680) as compared to $912,094 for the year ended December 31, 2017, a change of $1,190,774 or 131%. The change was attributed to our analysis of the fair value of our investment in Ipsidy, Inc. coupled with the reversal of previously recorded unrealized gains upon sales of Ipsidy common shares for which we recorded an unrealized loss on investments of ($991,380), offset by the permanent write down of nonmarketable securities resulting in the reversal of previously recorded unrealized losses for which we recorded an unrealized gain of $712,700.

Net (Loss) Income:

For the years ended December 31, 2018 and 2017, net (loss) income amounted to $(969,463) or $(0.02) per common share (basic and diluted), and $356,536 or $0.01 per common share (basic and diluted), respectively, a change of $1,325,999, or 372%. The change was primarily a result of the changes in expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $578,002 and $336,679 in cash and cash equivalents as of December 31, 2018 and working capital of $1,603,042 and $294,591 in cash and cash equivalents as of December 31, 2017.

			Year Ended December 31, 2018
	December 31, 2018	December 31, 2017	Change	Percentage Change
Working capital:
Total current assets	$625,977	$1,641,385	$(1,015,408)	(62)%
Total current liabilities	(47,975)	(38,343)	(9,632)	(25)%
Working capital:	$578,002	$1,603,042	$(1,025,040)	(64)%

The decrease in working capital was primarily attributable to a decrease in current assets of $1,025,040 primarily attributable to a decrease in equity investments, at fair value, offset by an increase in current liabilities of $9,632.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Year Ended December 31,
	2018	2017
Cash provided by (used in) operating activities	$272,637	$(284,618)
Cash used in investing activities	(250,000)	—
Cash provided by financing activities	19,451	—
Net increase (decrease) in cash	$42,088	$(284,618)

Net Cash Provided by (Used in) Operating Activities:

Net cash flow provided by (used in) operating activities was $272,637 for the year ended December 31, 2018 as compared to $(284,618) for the year ended December 31, 2017, an increase of $557,255.

●	Net cash flow provided by operating activities for the year ended December 31, 2018 primarily reflected our net loss of $969,463 adjusted for the add-back on non-cash items such as amortization expense of $17,550, impairment loss of $99,412, bad debt expense, net of recovery of $15,000, of $35,000, net realized loss on equity investments of $100,759, and net unrealized loss on equity investments of $278,680, and changes in operating asset and liabilities consisting of cash proceeds from sale of equity investments of $727,496, a decrease in prepaid expenses of $22,888, an increase in inventory of $26,973, and a decrease in accounts payable and accrued expenses of $12,712.

●

Net cash flow used in operating activities for the year ended December 31, 2017 primarily reflected our net income of $356,536 adjusted for the add-back on non-cash items such as net realized loss on equity investments of $85,170, net unrealized gain on equity investments of $912,094, bad bet expense of $62,910 and cash proceeds from sale of equity investments of $157,568 and changes in operating asset and liabilities consisting of a decrease in accounts payable and accrued expenses of $14,755, offset by a decrease in prepaid and other assets of $408 and an increase in interest receivable of $20,361.

Net Cash Used in Investing Activities

Net cash flow used in investing activities was $250,000 for the year ended December 31, 2018 as compared to $0 for the year ended December 31, 2017. On September 28, 2018, we and the Seller executed a two-year promissory note receivable agreement with a principal balance of $200,000 of which $100,000 was funded to the Seller in September 2018 and the remaining $100,000 was funded in October 2018. The terms of the promissory note include an interest rate of 6% and we shall be repaid in interest only payments on a quarterly basis, until the maturity date of September 27, 2020, at which time the full principal and any interest payments will be due to the Company. At the time the promissory note receivable agreement was executed, we also executed a Security Interest and Pledge Agreement with the borrower. Pursuant to the Security Interest and Pledge Agreement, the borrower has pledged all of the assets of its company as security for the performance of the note obligations. As of December 31, 2018, we recorded a note receivable of $200,000 related to the promissory note receivable agreement. On November 2, 2018, we and Seller entered into a Promissory Note Agreement with a principal balance of $50,000. Pursuant to this Promissory Note, the $50,000 note was a deposit and credit towards the acquisition of the assets of Lust for Life Group such as inventory, trademarks and logos. Pursuant to this promissory note agreement, since the purchase did not close within 30 days from the note date, the note receivable became immediately due. The outstanding principal balance bears interest at an annual interest rate of 10% payable on a monthly basis. As of December 31, 2018, the Company determined that the collection of this note receivable was doubtful and accordingly, recorded an allowance for doubtful account and bad debt expense of $50,000 as discussed above on net cash provided by (used in) operating activities.

Cash Provided by Financing Activities

Net cash provided by financing activities was $19,451 for the year ended December 31, 2018 as compared to $0 for the year ended December 31, 2017. During the year ended December 31, 2018, we received net proceeds from the sale of common stock of $24,500 offset by payments made for the redemption of common stock of $2,872 and repayment of an insurance finance loan of $2,177.

Cash Requirements

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

Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations, for product development and for marketing in the future. If we are unable to raise capital or secure lending in the near future, management expects that the Company may need to curtail its operations.

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

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”).

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

As a result of this change in status, we discontinued applying the guidance in FASB Accounting Standards Codification (ASC) Topic 946 - Financial Services – Investment Company and shall account for the change in our status prospectively by accounting for our equity investments in accordance with ASC Topics 320 - Investments—Debt and Equity Securities as of the date of the change in status. Additionally, the presentation of the financial statements will be that of a commercial company rather than that of an investment company.

In accordance with ASC 946, we are making this change to our financial reporting prospectively, and not restating periods prior to our change in status to a non-investment company effective September 29, 2018, Accordingly, in this report, we may refer to both accounting in accordance with U.S. generally accepted accounting principles (GAAP) applicable to corporations (Corporation Accounting), which applies commencing September 29, 2018 and to that applicable to investment companies under the 1940 Act (Investment Company Accounting) which applies to prior periods. However, pursuant to ASC 205 – Presentation of Financial Statements, Section 205-10-50-1, “Changes Affecting Comparability”, certain amounts in the 2017 financial statements have been reclassified to conform to the 2018 presentation. These reclassifications primarily effect the presentation of revenues and expenses in the statements of operations and presentation of assets in the balance sheet. Additionally, the schedules of investments are not presented for 2018 or 2017. We determined that there is no cumulative effect of the change from Investment Company Accounting to Corporation Accounting on periods prior to those presented and that there is no effect on our financial position or results of operations as a result of this change.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.

Inventory

Inventory, consisting of finished goods, are stated at the lower of cost and net realizable value utilizing the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves shall be recorded based on estimates and included in cost of sales.

Intangible Assets

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful lives. Intangible assets consist of a brand ambassador agreement which was being amortized over a period of one year and trademarks which are recorded at cost and have an indefinite useful life and are not amortized.

Securities Transactions

Securities transactions are recorded on a trade date basis. Securities transactions outside conventional channels, such as private transactions, are recorded as of the date the Company obtains the right to demand the securities purchased or to collect the proceeds from a sale and incurs an obligation to pay for securities purchased or to deliver securities sold, respectively. We record interest and dividend income on an accrual basis beginning on the trade settlement date (the date on which a financial transaction is settled and monies from the transaction have occurred) or the ex-dividend date, respectively, to the extent that we expect to collect such amounts. Commissions and other costs associated with transactions involving securities, including legal costs, are included in the cost basis of purchases and deducted from the proceeds of sales.

Equity Investments, at Fair Value

Through September 29, 2018, on a quarterly basis, the Board of Directors of the Company (the “Board”), in good faith, determined the fair value of equity investments, at fair value in the following manner:

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

Subsequent to September 29, 2018, pursuant to ASC 320 – Investments – Debt and Equity Securities, the Company categorizes its equity investments, fair value as a trading security since there is an active market in such equity investment. Trading securities are carried at fair value with unrealized gains or losses included in income (expense). Realized gains and losses are determined on a specific identification basis and are included in other income (expense). The Company reviews equity investments for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

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

Fair Value of Financial Instruments and Fair Value Measurements

The Company uses the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, prepaid expenses and other current assets, and accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Equity investments, at fair value

The Company accounted for certain equity investments at fair value using level 1, level 2 and level 3 valuations. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2018 and 2017:

	At December 31, 2018			At December 31, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Equity investments, at fair value	$215,528	—	—	$853,163	2,600	464,466

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

At December 31, 2017, the Company’s equity investments, at fair value, consisted of loans and equity instruments issued by public and privately-held companies, including convertible debt, loans, equity warrants and preferred and common equity securities. At December 31, 2018, equity investments, at fair value consisted of common equity securities.

Equity investments, at fair value are treated as trading securities and are carried at fair value with unrealized gains or losses included in income (expense). Realized gains and losses are determined on a specific identification basis and are included in other income (expense). The Company reviews equity investments, at fair value for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

The following are the Company’s equity investments, at fair value owned by levels within the fair value hierarchy at December 31, 2018:

	Level 1	Level 2	Level 3	Total
Common Stock	$215,528	$-	$-	$215,528
Total Investments	$215,528	$-	$-	$215,528

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

Revenue Recognition

The Company applies Accounting Standards Update (“ASU”) 2014-09 and ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts.

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

Since March 31, 2017, we failed this diversification test since our investment in IPSIDY INC. (formerly ID Global Solutions Corporation) (“IDTY”) accounted for over 25% of our total assets. As of the December 31, 2018 and as of the date of this report, we had not cured the failure to retain our status as a RIC and we will not retain our RIC status. Accordingly, beginning in 2017, we are subject to income taxes at corporate tax rates. The loss of our status as a RIC did not have any impact on our financial position or results of operations.

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

POINT CAPITAL, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

POINT CAPITAL, INC.

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Point Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Point Capital, Inc. (the “Company”) as of December 31, 2018, the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $969,463 in 2018, has no revenues in 2018 and has an accumulated deficit of $1,642,510, at December 31, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters, is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2019.

Boca Raton, Florida

April 4, 2019

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Point Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Point Capital, Inc. (the “Company”) as of December 31, 2017, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2016.

East Hanover, New Jersey

April 2, 2018

POINT CAPITAL, INC.

BALANCE SHEETS

	December 31,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$336,679	$294,591
Equity investments, at fair value (cost of $45,336 and $876,358 at December 31, 2018 and 2017, respectively)	215,528	1,320,229
Equity investments, at cost	12,766	-
Prepaid expenses and other current assets	34,031	26,565
Inventory	26,973	-

Total Current Assets	625,977	1,641,385

OTHER ASSETS:
Note receivable	200,000	-
Intangible asset	29,440	-

Total Other Assets	229,440	-

Total Assets	$855,417	$1,641,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$25,631	$38,343
Insurance finance loan	22,344	-

Total Current Liabilities	47,975	38,343

Redeemable Series A, Convertible Preferred stock, 1,000,000 shares designated; 4,000 shares issued and outstanding at December 31, 2018 and 2017 ($100 per share redemption and liquidation value)	400,000	400,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 23,417,450 and 50,082,441 shares issued and outstanding at December 31, 2018 and 2017, respectively	2,342	5,009
Additional paid-in capital	2,047,610	1,871,080
Accumulated net investment loss	-	(470,388)
Accumulated undistributed net realized loss on investments	-	(651,530)
Unrealized appreciation on investments	-	448,871
Accumulated deficit	(1,642,510)	-

Total Stockholders’ Equity	407,442	1,203,042

Total Liabilities and Stockholders’ Equity	$855,417	$1,641,385

See accompanying notes to financial statements.

POINT CAPITAL, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017

	$-	$-
REVENUES

OPERATING EXPENSES:
Compensation expense	145,000	177,500
Professional fees	203,559	185,294
Insurance expense	35,195	35,604
Bad debt expense, net of recovery	35,000	62,910
General and administrative expenses	76,076	29,563
Impairment loss	99,412	-

Total operating expenses	594,242	490,871

LOSS FROM OPERATIONS	(594,242)	(490,871)

OTHER (EXPENSE) INCOME:
Interest income	4,218	20,483
Net realized loss on equity investments (non-controlled/non-affiliated investments)	(100,759)	(85,170)
Net unrealized (loss) gain on equity investments (non-controlled/non-affiliated investments)	(278,680)	912,094

Total other (expense) income	(375,221)	847,407

NET (LOSS) INCOME	$(969,463)	$356,536

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	49,101,419	50,082,441
Diluted	49,101,419	52,082,441

See accompanying notes to financial statements.

POINT CAPITAL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2018 and 2017

					Accumulated
			Additional	Accumulated Net	Undistributed Net Realized Gain	Unrealized Appreciation		Total
	Common Stock		Paid In	Investment	(Loss)	(Depreciation)	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	On Investments	on Investments	Deficit	Equity

Balance, December 31, 2016	50,082,441	$5,009	$1,871,080	$-	$(566,360)	$(463,223)	$-	$846,506

Net loss	-	-	-	(470,388)	-	-	-	(470,388)

Net realized loss on investments	-	-	-	-	(85,170)	-	-	(85,170)

Net unrealized gain on investments	-	-	-	-	-	912,094	-	912,094

Balance, December 31, 2017	50,082,441	5,009	1,871,080	(470,388)	(651,530)	448,871	-	1,203,042

Common stock issued for asset acquisition	2,000,000	200	152,035	-	-	-	-	152,235

Common stock issued for cash	70,000	7	24,493	-	-	-	-	24,500

Common stock repurchased for cash and cancelled	(28,734,901)	(2,874)	2	-	-	-	-	(2,872)

Adoption of corporation accounting related to terminiation of BDC status	-	-	-	470,388	651,530	(448,871)	(673,047)	-

Net loss	-	-	-	-	-	-	(969,463)	(969,463)

Balance, December 31, 2018	23,417,540	$2,342	$2,047,610	$-	$-	$-	$(1,642,510)	$407,442

See accompanying notes to financial statements.

POINT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(969,463)	$356,536
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Amortization	17,550	-
Impairment loss	99,412	-
Net realized loss on equity investments	100,759	85,170
Net unrealized loss (gain) on equity investments	278,680	(912,094)
Proceeds from sale of equity investments	727,496	157,568
Bad debt expense, net of recovery	35,000	62,910
Change in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	22,888	408
Increase in interest receivable	-	(20,361)
Increase in inventory	(26,973)	-
Decrease in accounts payable and accrued expenses	(12,712)	(14,755)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	272,637	(284,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash discbursements related to notes receivable	(250,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(250,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	24,500	-
Redemption of common stock	(2,872)	-
Repayment of insurance finance loan	(2,177)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,451	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	42,088	(284,618)

CASH AND CASH EQUIVALENTS - beginning of year	294,591	579,209

CASH AND CASH EQUIVALENTS - end of year	$336,679	$294,591

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Interest receivable converted into equity investments	$-	$16,000
Common stock issued for acquisition of intangible assets and prepaid expenses	$152,235	$-
Increase in prepaid expenses and accrued expenses for insurance finance loan	$24,521	$-

See accompanying notes to financial statements.

POINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 1 - ORGANIZATION AND BUSINESS

Point Capital, Inc. (the “Company”) was incorporated in the State of New York on July 13, 2010. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware.

On October 4, 2013, the Company filed a Form N-54A and elected to become a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company previously elected to be treated for federal income tax purpose as a regulated investment company, or (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended, or (the “Code”). At March 31, 2017, the Company determined that it failed the RIC diversification test since one of the Company’s investments accounted for approximately 78% of the Company’s total assets. To correct the failure, the Company needed to dispose of the asset causing the failure within six months of the end of the quarter in which it identified the failure and the Company would have had to pay an excise tax of $50,000. The Company did not cure its failure to retain its status as a RIC and the Company will not seek to obtain RIC status again. Accordingly, the Company is subject to income taxes at corporate tax rates.

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

As a BDC, the Company’s investment activities were managed by Eric Weisblum, the Company’s Chief Executive Officer.

On September 29, 2018 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (“APA”) with Blind Faith Concepts Holdings, Inc. a Nevada corporation (the “Seller”) whereby the Company completed the acquisition of 100% of the assets of “NFID” from the Seller (See Note 3). The Company plans to develop NFID as an exclusive brand of apparel consisting initially of sweatshirts, hoodies, pants, t-shirts, and hats.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Effective September 29, 2018, following authorization by its shareholders, the Company withdrew its previous election to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. Prior to such time, the Company was a closed-end, non-diversified management investment company that had elected to be treated as a BDC under the 1940 Act.

The Company shall discontinue applying the guidance in FASB Accounting Standards Codification (ASC) Topic 946 - Financial Services – Investment Company and shall account for the change in its status prospectively by accounting for its equity investments in accordance with ASC Topics 320 - Investments—Debt and Equity Securities as of the date of the change in status. Additionally, the presentation of the financial statements will be that of a commercial company rather than that of an investment company.

POINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

In accordance with ASC 946, the Company is making this change to it financial reporting prospectively, and not restating periods prior to the Company’s change in status to a non-investment company effective September 29, 2018. Accordingly, in this report, the Company refers to both accounting in accordance with U.S. generally accepted accounting principles (GAAP) applicable to corporations (Corporation Accounting), which applies commencing September 29, 2018 and to that applicable to investment companies under the 1940 Act (Investment Company Accounting) which applies to prior periods. However, pursuant to ASC 205 – Presentation of Financial Statements, Section 205-10-50-1, “Changes Affecting Comparability”, certain amounts in the 2017 financial statements have been reclassified to conform to the 2018 presentation. These reclassifications primarily effect the presentation of revenues and expenses in the statements of operations and presentation of assets in the balance sheet. Additionally, the schedules of investments are not presented for 2018 or 2017. The Company determined that there is no cumulative effect of the change from Investment Company Accounting to Corporation Accounting on periods prior to those presented and that there is no effect on the Company’s financial position or results of operations as a result of this change.

In order to maintain its status as a non-investment company, the Company will now operate so as to fall outside the definition of an “investment company” or within an applicable exception. The Company expects to continue to operate outside the definition of an “investment company” as a company primarily engaged in the business of developing and selling apparel products.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $969,463 for the year ended December 31, 2018.  Additionally, the Company had an accumulated deficit of $1,642,510 at December 31, 2018 and has not generated any revenues under its new business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. If the Company is unable to raise additional capital or secure additional lending in the near future to fund its business plan, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the years ended December 31, 2018 and 2017 include the collectability of notes receivable, the valuation of the Company’s equity investments, amortization period and valuation of intangibles, the estimates for obsolete inventory, the fair value of assets acquired, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets and the fair value of shares issued for assets acquired.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. During 2018 and 2017, the Company had cash balances exceeding the FDIC and SIPC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. The carrying amounts reported in the balance sheets for cash and cash equivalents of $336,679 and $294,591 at December 31, 2018 and 2017, respectively, approximate their fair market value based on the short-term maturity of these instruments. At December 31, 2018 and 2017, the Company had approximately $86,700 and $44,600, respectively, of cash in excess of FDIC limits.

POINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Notes Receivable

The Company recognizes an allowance for losses on notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current note receivable aging, and expected future write-offs, as well as an assessment of specific identifiable accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized as general and administrative expense.

Inventory

Inventory, consisting of finished goods, are stated at the lower of cost and net realizable value utilizing the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves shall be recorded based on estimates and included in cost of sales.

Intangible Assets

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful lives. Intangible assets consist of a brand ambassador agreement which was being amortized over a period of one year and trademarks which are recorded at cost and have an indefinite useful life and are not amortized.

For the year ended December 31, 2018, the Company recorded an impairment loss of $87,745 related to the impairment of the brand ambassador agreement.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. At December 31, 2018, based on management’s impairment analysis, the Company wrote off the remaining unamortized carrying value of its intangible asset related to the brand ambassador agreement, management determined that there was a significant adverse change in the extent or manner in which this long-lived asset was being used.

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

Equity Investments, at Cost

Equity investments, at cost of $12,766 at December 31, 2018, comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically. Prior to September 29, 2018, equity investments, at cost were recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of equity investments, at cost that had no ready market were determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in the equity investments, at fair value were non-marketable securities of $467,066 at December 31, 2017.

POINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Equity Investments, at Fair Value

Through September 29, 2018, on a quarterly basis, the Board of Directors of the Company (the “Board”), in good faith, determined the fair value of equity investments, at fair value in the following manner:

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

Subsequent to September 29, 2018, pursuant to ASC 320 – Investments – Debt and Equity Securities, the Company categorizes its equity investments, fair value as an available for sale security since there is an active market in such equity investment. Available for sale securities are carried at fair value with unrealized gains or losses included in income (expense). Realized gains and losses are determined on a specific identification basis and are included in other income (expense). The Company reviews equity investments for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

Net Realized Gain or Loss and Net Change in Unrealized Appreciation or Depreciation of Equity Investments, at Fair Value

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

POINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Revenue Recognition

The Company applies Accounting Standards Update (“ASU”) 2014-09 and ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the date of adoption. The adoption of ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts and there was no cumulative effect adjustment.

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

POINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Net (Loss) Income per Common Share

Basic (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the as-if converted method. Potentially dilutive securities which included convertible preferred shares are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The following table presents a reconciliation of basic and diluted net (loss) income per share:

	Year Ended December 31,
	2018	2017
(Loss) Income per common share - basic:
Net (loss) income allocated to common stockholders	$(969,463)	$356,536
Weighted average common shares outstanding - basic	49,101,419	50,082,441
Net (loss) income per common share - basic	$(0.02)	$0.01

(Loss) Income per common share - diluted:
Net (loss) income allocated to common shareholders - basic	$(969,463)	$356,536
Numerator for (loss) income per common share - diluted	$(969,463)	$356,536

Weighted average common shares outstanding - basic	49,101,419	50,082,441
Effect of dilutive securities:
Convertible preferred stock	-	2,000,000
Weighted average common shares outstanding – diluted	49,101,419	52,082,441
Net (loss) income per common share - diluted	$(0.02)	$0.01

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the year ended December 31, 2018:

	December 31, 2018	December 31, 2017
Convertible preferred stock	2,000,000	-

New Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 – ACQUISITION

On September 29, 2018 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (“APA”) with Blind Faith Concepts Holdings, Inc. a Nevada Corporation (the “Seller”) whereby the Company completed the acquisition of 100% of the assets of “NFID” from the Seller which consisted of three trademarks related to the NFID brand, the NFID website, shoe designs and samples, and the assumption of a one-year Brand Ambassador Agreement in exchange for 2,000,000 shares of common capital stock of the Company. NFID is a recently developed unisex apparel brand. The Company plans on continuing product development to fully launch the product. The Company’s acquisition of the NFID assets gives the Company access to the growing market for unisex products.

POINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the ASA to determine if the Company acquired a business or acquired assets. Based on this analysis, it was determined that the Company acquired assets. Pursuant to the terms of the APA, the Company issued 2,000,000 shares of common capital stock of the Company in exchange for 100% of the NFID assets. The shares were valued at $152,235, or $0.08 per share, the fair value of the Company’s common stock based on the fair value of assets acquired. No goodwill should be recorded since the APA was accounted for as an asset purchase.

The relative fair value of the assets acquired were based on management’s estimates of the fair values on September 29, 2018. Based upon the purchase price allocation, the following table summarizes the estimated relative fair value of the assets acquired at the date of acquisition:

Prepaid expenses	$17,500
Intangible assets	134,735
Total assets acquired at fair value	152,235
Total purchase consideration	$152,235

The Company valued the three trademarks acquired at their historical cost of $29,440 which approximates fair market value. The Company valued the Brand Ambassador Agreement at $105,295 using the estimated fair value of required social media posts by the artist/singer Max Schneider, known as Max (“MAX”). MAX is considered a social media influencer with over 600,000 Instagram followers and over 1.5 million YouTube subscribers.

Pursuant to the Brand Ambassador Agreement, the Company will incur a minimum cash payment of $35,000 related to a minimum royalty payment of which $17,500 was paid prior to the Closing Date. The remaining $17,500 is due on January 27, 2019, the six month anniversary of the Effective Date of the Brand Ambassador Agreement.

At December 31, 2018, based on management’s impairment analysis, the Company recorded an impairment loss of $99,412 due to the write off the remaining unamortized carrying value of its intangible asset of $87,745 and the remaining prepaid expense of $11,667 related to the brand ambassador agreements.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company uses the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, prepaid expenses and other current assets, and accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

POINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Equity investments, at fair value

The Company accounted for certain equity investments at fair value using level 1, level 2 and level 3 valuations. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2018 and 2017:

	At December 31, 2018			At December 31, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Equity investments, at fair value	$215,528	—	—	$853,163	2,600	464,466

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

At December 31, 2017, the Company’s equity investments, at fair value, consisted of loans and equity instruments issued by public and privately-held companies, including convertible debt, loans, equity warrants and preferred and common equity securities. At December 31, 2018, equity investments, at fair value consisted of common equity securities of one entity.

Equity investments, at fair value are treated as available for sale securities and are carried at fair value with unrealized gains or losses included in income (expense). Realized gains and losses are determined on a specific identification basis and are included in other income (expense). The Company reviews equity investments, at fair value for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

The following are the Company’s equity investments, at fair value owned by levels within the fair value hierarchy at December 31, 2018:

	Level 1	Level 2	Level 3	Total
Common Stock	$215,528	$-	$-	$215,528
Total Investments	$215,528	$-	$-	$215,528

The following are the Company’s investments owned by levels within the fair value hierarchy at December 31, 2017:

	Level 1	Level 2	Level 3	Total
Common Stock	$853,163	$-	$200	$853,363
LLC Membership	-	-	9,194	9,194
Convertible Preferred Stock	-	2,600	-	2,600
Warrants	-	-	455,072	455,072
Total Investments	$853,163	$2,600	$464,466	$1,320,229

At December 31, 2018 and 2017, equity investments, at fair value consisted of the following components:

	December 31, 2018	December 31, 2017
Equity investments, at original cost	$45,336	$876,358
Gross unrealized appreciation	170,192	1,190,511
Gross unrealized depreciation	-	(746,640)
Equity investments, at fair market value	$215,528	$1,320,229

POINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Balance at beginning of year	$464,466	$474,390
Interest receivable converted to common stock, at cost	-	16,000
Net change in unrealized (depreciation) appreciation on investments	(414,730)	74,076
Net transfers out of Level 3 (1)	(49,736)	(100,000)
Balance at end of year	$-	$464,466

(1)	Transfers occurred due to the development of an active market. A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.

At December 31, 2018, the Company did not have any level 3 investments. At December 31, 2017, level 3 investments consisted of the following:

Investment Type	Fair Value at December 31, 2017	Valuation Technique	Unobservable inputs	Input
Common Stock	$200	Recent Transactions	N/A	N/A
LLC Membership Units	$9,194	Recent Transactions	N/A	N/A
Warrants	$455,072	Black-Scholes Option Pricing Model	Volatility	72.8% to 120.4%
	$464,466

Equity investments, at cost

At December 31, 2018, equity investments, at cost of $12,766, comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

NOTE 5 – INVENTORY

At December 31, 2018, inventory consisted of leather footwear finished goods amounting to $26,973. The Company did not have any inventory at December 31, 2017.

NOTE 6 – NOTES RECEIVABLE

On September 28, 2018, the Company and the Seller (See Note 3) executed a two year promissory note receivable agreement with a principal balance of $200,000 of which $100,000 was funded to the Seller in September 2018 and the remaining $100,000 was funded in October 2018. The terms of the promissory note include an interest rate of 6% and the Company shall be repaid in interest only payments on a quarterly basis, until the maturity date of September 27, 2020, at which time the full principal and any interest payments will be due to the Company. At the time the promissory note receivable agreement was executed, the Company also executed a Security Interest and Pledge Agreement with the borrower. Pursuant to the Security Interest and Pledge Agreement, the borrower has pledged all of the assets of its company as security for the performance of the note obligations. As of December 31, 2018, the Company has recorded a note receivable of $200,000 related to the promissory note receivable agreement. These loans made are not related to the APA disclosed in Note 3.

On November 2, 2018, the Company and Seller entered into a Promissory Note Agreement with a principal balance of $50,000. Pursuant to the Promissory Note, the $50,000 note was a deposit and credit towards the acquisition of the assets of Lust for Life Group such as inventory, trademarks and logos. Pursuant to this promissory note agreement, since the purchase did not close within 30 days from the note date, the note receivable became immediately due. Through the date of default, the outstanding principal balance bore interest at an annual interest rate of 10% payable on a monthly basis. Upon default, the interest rate increased to 15% per annum. As of December 31, 2018, the Company determined that this note receivable was doubtful and accordingly, recorded an allowance for doubtful account and bad debt expense of $50,000.

POINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 7 – INTANGIBLE ASSETS

In connection with an APA (See Note 3), the Company valued the three trademarks acquired at their historical cost of $29,440 which approximated fair market value. The Company valued the Brand Ambassador Agreement at $105,295 using the estimated fair value of required social media posts by the artist/singer Max Schneider, known as Max (“MAX”).

At December 31, 2018, based on management’s impairment analysis, the Company wrote off the remaining unamortized carrying value of its intangible asset related to the brand ambassador agreement and recorded an impairment loss of $87,745. Management determined that there was a significant adverse change in the extent or manner in which this long-lived asset was being used. For the year ended December 31, 2018, amortization of intangible assets amounted to $17,550.

At December 31, 2018 and 2017, intangible assets consisted of the following:

	Useful life	December 31, 2018	December 31, 2017
Trademarks	N/A	$29,440	$-

NOTE 8 - REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK

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

Because certain of these “triggering events” are outside the control of the Company, the Preferred Stock is classified within the temporary equity section of the accompanying balance sheets.

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

POINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

The Company believes the carrying amount reported in the balance sheets for the Preferred Stock of $400,000 approximates the fair market value of such Preferred Stock based on the short-term maturity of these instruments which also equals the redemption value reflected as on the balance sheets.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company has authorized the issuance of 5,000,000 shares of preferred stock, $0.0001 par value. The Company’s board of directors is authorized at any time, and from time to time, to provide for the issuance of shares of Preferred Stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the Preferred Stock or any series thereof. In April 2013, 1,000,000 shares were designated as Series A Convertible Preferred Stock (See Note 8).

Common stock issued for asset acquisition

On September 29, 2018 (the “Closing Date”), pursuant to an APA (See Note 3), the Company issued 2,000,000 shares of common stock of the Company.

Common stock issued for cash

On December 4, 2018, the Company issued 70,000 shares of its common stock for cash proceeds of $24,500, or $0.35 per share.

Common stock redemption

In December 2018, the Company executed 14 separate Return to Treasury Agreements, whereby certain shareholders holding an aggregate of 28,734,901 shares of common stock of the Company agreed to return a portion of their respective holdings to treasury in exchange for cash payments aggregating $2,872. As a result, the total issued and outstanding number of shares of common stock of the Company was reduced by 28,734,901.

NOTE 10 - INCOME TAXES

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

Since March 31, 2017, the Company failed this diversification test since the Company’s investment in IPSIDY INC. (“IDTY”) accounted for over 25% of the Company’s total assets (approximately 78% of total assets at December 31, 2017). This discrepancy was not caused by the acquisition of any security. The failure was not a result of willful neglect. If the Company were to correct the failure, the Company should have disposed of the asset causing the failure within six months of the end of the quarter in which it identified the failure to cure the failure unless the Company would otherwise be in compliance within the six month period and the Company would be required to pay an excise tax of $50,000. As of the December 31, 2017, the Company had not cured its failure to retain its status as a RIC and the Company does not intend to retain its RIC status. Accordingly, for 2018 and 2017, the Company did not qualify as a RIC. In 2018 and 2017, the Company is subject to income taxes at corporate tax rates. The loss of the Company’s status as a RIC did not have any impact on the Company’s financial position or results of operations.

POINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2018 and 2017, the Company had not recorded a liability for any unrecognized tax positions.

Taxable income (loss) generally differs from the change in net income (loss) for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as unrealized gains or losses are not included in taxable income (loss) until they are realized.

The following reconciles net (loss) income to taxable ordinary loss for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Net (loss) income - book	$(969,463)	$356,536
Net unrealized (appreciation) depreciation not taxable	278,680	(912,094)
Taxable ordinary loss	$(690,783)	$(555,558)

At December 31, 2018 and 2017, the components of accumulated net losses on a tax basis and a reconciliation to accumulated deficit at December 31, 2018 and accumulated net losses on a book basis at December 31, 2017 was as follows:

	December 31, 2018	December 31, 2017
Net unrealized appreciation (depreciation)	$170,192	$448,871
Net operating loss carry forward	(1,060,412)	(470,388)
Capital loss carry forward	(752,290)	(651,530)
Total accumulated losses—net, book basis	$(1,642,510)	$(673,047)

At December 31, 2018 and 2017, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes were as follows:

	December 31, 2018	December 31, 2017
Tax cost	$45,336	$876,358
Gross unrealized appreciation	170,192	1,190,511
Gross unrealized depreciation	-	(746,640)
Total investments, at fair market value	$215,528	$1,320,229

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

POINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Income tax (benefit) provision at U.S. statutory rate	$(203,587)	$(159,932)
Income tax (benefit) provision – state	(63,015)	(30,575)
Effect of change in Federal effective rate	-	61,150
Permanent difference –unrealized loss on equity investments	76,637	-
Change in valuation allowance	189,965	129,357
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2018 and 2017 was as follows:

	December 31, 2018	December 31, 2017
Deferred Tax Asset:
Net operating loss carryforward	$291,614	$129,357
Net capital loss carryforward	206,879	179,171
Total deferred tax asset before valuation allowance	498,493	308,528
Valuation allowance	(498,493)	(308,528)
Net deferred tax asset	$-	$-

At December 31, 2018, the Company had a net capital loss carryforward of approximately $752,289, which can be used to offset future capital gains for a period of five years.

Due to the loss of it RIC status in 2017, any net tax operating losses generated as a RIC cannot be used to offset any future taxable income. As of December 31, 2018, the Company incurred an aggregate estimated net operating loss of approximately $1,060,000 for income taxes, respectively. These net operating loss carries forwards may be available to reduce future years’ taxable income. The 2017 carryforward will expire, if not utilized, through 2037. The 2018 carryforward shall be carried over indefinitely, subject to annual usage limits.

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

POINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 11 – CONCENTRATIONS AND CREDIT RISKS

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, at fair value, which collectively represented approximately 21.4% and 80.4% of the Company’s total assets at December 31, 2018 and 2017, respectively. These investments are valued in accordance with the Company’s fair value policies and procedures. At December 31, 2018, all of the fair value of the Company’s equity investments, at fair value is concentrated in one entity in the biometric technology industry, which gives rise to a risk of significant loss should the performance or financial condition of this industry or the portfolio company deteriorates.

NOTE 12 – SUBSEQUENT EVENTS

On January 22, 2019, the Company entered into a consulting agreement with a consultant in connection with the Company’s marketing and branding of its NFID products. The agreement ends on December 31, 2019 and may be cancelled by either party at any time with thirty day’s written notice. For services rendered the Company shall pay the consultant an initial payment of $25,000. Additionally, beginning on April 1, 2019, the Company shall pay the consultant $5,000 per month through December 2019. Additionally, the Company shall issue 100,000 shares of common stock of the Company to the consultant on a quarterly basis in tranches of 25,000 shares per quarter, commencing on March 31, 2019, and continuing on to the last day of each subsequent quarter in the year 2019. These shares were valued on the January 22, 2019 grant date at $35,000, or $0.35 per common share, based on recent common share sales which shall be amortized over the vesting period.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2018, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Management’s report on internal control over financial reporting.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2018, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

●	For periods operating as a BDC, we lacked Investment Act experienced internal staff,

●	We lack segregation of duties within accounting functions duties as a result of our limited financial resources to support hiring of personnel.

●	We have not implemented adequate system and manual controls.

●	The resignation of our Chief Financial Officer who now is an accounting consultant to the Company.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This annual report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Changes in internal control over financial reporting.

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

Name and Business Address	Age	Position
Eric Weisblum	49	Chairman, Chief Executive Officer, Chief Financial Officer, President, Chief Compliance Officer, and Director
Van E. Parker	71	Director
Leonard Schiller	77	Director
Joel A. Stone	74	Director

Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer of our Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Joel A. Stone, Director, has been a board member since June 2014. Mr. Stone been a real estate investor since 2005. In addition, since early the early 1990’s, Mr. Stone has been a principal in the Hostmark Hospitality Group, an Illinois company and in 2011, co-founded The Fin Branding Company, a manufacturer of electronic cigarettes. Although he remained a principal with the VanKampen Group (including serving as Financial Principal for VanKampen Merritt, Inc. from 1980 to 1982, and president of its holding companies from 1980 to 1985) until its sale in 1985, in 1980 he created and served as President from 1980 to 1990 and Chief Executive Officer of VMS Realty Partners, a real estate syndicator and owner/operator entity controlling almost $10 billion of assets until it started liquidating its assets in 1990. It took Mr. Stone approximately 15 years to dispose of the last of VMS’s assets. Prior thereto, in 1971 Mr. Stone co-founded a Certified Public Accounting firm at which he specialized in tax matters. Mr. Stone’s early employment includes work as Internal Revenue agent, controller of a life insurance company, a senior tax accountant with a large public accounting firm and an attorney specializing in tax matters. Mr. Stone graduated DePaul University in 1966 with a Bachelor of Science in Commerce majoring in accountancy. In 1966, he became a Certified Public Accountant. In 1970, he earned a Juris Doctor degree from Depaul College of Law. Mr. Stone has been Chairman of the Board for the Jewish Federation of Metropolitan Chicago and a National Trustee of the Foundation Fighting Blindness. Mr. Stone’s prior experience as an entrepreneur and senior executive leadership were instrumental in his selection as a member of our Board.

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

As the Company was formerly a BDC as defined by the Investment Company Act of 1940, the Board of Directors was required to establish an Audit Committee. Although the Company is no longer defined as a BDC, the Company has determined to maintain an Audit Committee. Members of the Audit Committee must be independent members of the Company’s Board of Directors. The audit committee charter (and any modification thereto) must be maintained and preserved permanently in an easily accessible place and is available on our website at www.pointcapital.com.

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

The Audit Committee of our Board selected D. Brooks and Associates CPA’s, P.A. as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ended December 31, 2018. The Audit Committee, in its discretion and subject to approval by our Board, may direct the appointment of a different independent registered public accounting firm at any time during the year if it determines that such a change would be in the best interests of the Company and its stockholders.

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

To our knowledge, based solely on review of the copies of such reports, we believe that during the fiscal year ended December 31, 2018 all applicable Section 16(a) filing requirements were complied with by our executive officers, directors and 10% stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our principal executive officer and our principal financial officer as of the end of fiscal years ended 2018 and 2017 (each a “named executive officer”). There were no highly compensated officers who had total compensation exceeding $100,000 for fiscal 2018 and 2017.

Summary Compensation Table

Name and Principal Position	Fiscal Years Ended 12/31	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)

Eric Weisblum,	2018	0	0	0	0	0	0	60,000	60,000
Director and CEO (2)	2017	0	0	0	0	0	0	60,000	60,000

Adam Wasserman,	2018	0	0	0	0	0	0	25,000	25,000
Former CFO (1)	2017	0	0	0	0	0	0	60,000	60,000

(1)	Fees paid to Mr. Wasserman were paid to CFO Oncall, Inc., a company majority owned by. Mr. Wasserman. Mr. Wasserman resigned as CFO in May 2018

(2)	Represents fees paid to Eric Weisblum as an independent contractor.

Option/SAR Grants in Fiscal Year Ended December 31, 2018

None.

Outstanding Equity Awards at Fiscal Year-End Table

None.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

None.

Compensation of Directors

During 2018, our directors received, or we accrued compensation for services rendered in 2018 in their capacity as directors as follows:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Van E. Parker	20,000	20,000
Leonard Schiller	20,000	20,000
Joel A. Stone	20,000	20,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 29, 2019, the number of shares of common stock of our Company that are beneficially owned by

●	by each person who is known by us to beneficially own more than 5% of our common stock;

●	by each of our officers and directors; and

●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Point Capital, Inc., 1086 Teaneck Road, Suite 3A, Teaneck, NJ 07666.

Name of Beneficial Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class (2)
Eric Weisblum	Common	0	*
Van E. Parker	Common	0	*
Leonard Schiller	Common	500,000	2.13%
Joel A. Stone	Common	1,000,000	4.27%

Directors and Officers as a group (4 persons)	Common	1,500,000	6.40%

Alpha Capital Anstalt (5)	Preferred/Common	2,612,011	11.14%
Whalehaven Capital Fund Limited (3)	Common	3,171,088	13.53%
Blind Faith Concepts, Inc. (4)	Common	2,000,000	8.53%

Non-Directors and Non-Officers as a group (3 persons)	Common	5,171,088	22.06%

* Indicates less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 29, 2019 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 23,442,540 shares of common stock issued and outstanding as of March 29, 2019 plus the voting rights of the 4,000 Series A Preferred, whose voting rights convert to 500 shares of common stock.

(3) Michael Finkelstein has voting and dispositive power as to the shares held by Whalehaven Capital Fund Limited. The address of Whalehaven Capital Fund Limited is Suite 04-06, 28 Floor, Block A, Innotec Tower, 235 Nanjing Road, Hamilton, Bermuda.

(4) The mailing address of this stockholder is 1086 Teaneck Road, Suite 3D, Teaneck, NJ 07666.

(5) Includes 612,011 common shares and 2,000,000 of common stock upon conversion of 4,000 shares of Redeemable Series A, Convertible Preferred stock. Konrad Ackerman has voting and dispositive power as to the shares held by Alpha Capital Anstalt. The address of Alpha Capital Anstalt is Pradafut 7 Furstentums 9490 Vaduz Liechtenstein C4 99999

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

Our audit committee reviews and pre-approves audit and permissible non-audit services performed by our independent registered public accounting firms, Friedman LLP (“Friedman”) and Salberg & Company, P.A. for 2018 and 2017 as well as the fees for such services to ensure that the provision of such services is compatible with maintaining independence.

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

The following table shows the fees for services provided by Salberg & Company, P.A. for the year ended December 31, 2018. Salberg and & Company, P.A. did not provide any services in 2017.

2018
Audit Fees (1)	$31,000
Total Fees	$31,000

The following table shows the fees for services provided by Friedman LLP for the years ended December 31, 2018 and 2017:

	2018	2017
Audit Fees (1)	$40,560	$80,340
Total Fees	$40,560	$80,340

(1)	Audit fees - these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(b)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(c)	Index to Exhibits

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K.

Exhibits	Description

3.1	Certificate of Incorporation of Gold Swap Inc., filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2011 and incorporated herein by reference.
3.2	Amendment to Certificate of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on March 30, 2011 and incorporated herein by reference.
3.3	Bylaws of Gold Swap Inc., filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on March 30, 2011 and incorporated herein by reference.
3.4	Certificate of Incorporation of Point Capital, Inc., filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Commission on December 28, 2012 and incorporated herein by reference.
3.5	Bylaws of Point Capital, Inc., filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Commission on December 28, 2012 and incorporated herein by reference.
3.6	Certificate of Designation of the Series A Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 30, 2013 and incorporated herein by reference.
3.7	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on May 17, 2017 and incorporated herein by reference.
10.1	Stock Purchase Agreement dated April 24, 2013 between Point Capital, Inc. and Alpha Capital Anstalt, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 30, 2013 and incorporated herein by reference.
10.2	Corrected Asset Purchase Agreement with Blind Faith Concepts Holdings, Inc. dated September 28, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 20, 2018 and incorporated herein by reference.
10.3	Form of Return to Treasury Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 20, 2018 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Point Capital, Inc.

Date: April 4, 2019	By:	/s/ Eric Weisblum
Eric Weisblum
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weisblum	Chairman, Chief Executive Officer,	April 4, 2019
Eric Weisblum	President, Chief Compliance Officer, and Director (Principal Executive Officer)

/s/ Van E. Parker	Director	April 4, 2019
Van E. Parker

/s/ Leonard Schiller	Director	April 4, 2019
Leonard Schiller

/s/ Joel A. Stone	Director	April 4, 2019
Joel A. Stone