Form 10-Q
period 2019-03-31
Point Capital, Inc.
filed 2019-05-14
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54872

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

As of May 14, 2019, 23,442,450 shares of common stock, par value $0.0001 per share, were outstanding.

POINT CAPITAL, INC.

FORM 10-Q

March 31, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

POINT CAPITAL, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$177,346	$336,679
Equity investments, at fair value (cost of $45,336 and $45,336 at March 31, 2019 and December 31, 2018, respectively)	264,021	215,528
Equity investments, at cost	12,766	12,766
Prepaid expenses and other current assets	40,308	34,031
Inventory	26,973	26,973

Total Current Assets	521,414	625,977

OTHER ASSETS:
Note receivable	200,000	200,000
Intangible asset	29,440	29,440

Total Other Assets	229,440	229,440

Total Assets	$750,854	$855,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$45,650	$25,631
Insurance finance loan	12,535	22,344

Total Current Liabilities	58,185	47,975

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 1,000,000 shares shares designated; 4,000 shares issued and outstanding at March 31, 2019 and December 31, 2018 ($100 per share redemption value)	400,000	400,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 23,442,450 and 23,417,450 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2,344	2,342
Additional paid-in capital	2,056,358	2,047,610
Accumulated deficit	(1,766,033)	(1,642,510)

Total Stockholders’ Equity	292,669	407,442

Total Liabilities and Stockholders’ Equity	$750,854	$855,417

See accompanying unaudited notes to condensed financial statements.

POINT CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

	$-	$-
REVENUES

OPERATING EXPENSES:
Compensation expense	30,000	45,000
Professional fees	128,102	76,200
Insurance expense	8,174	8,798
Bad debt expense, net of recovery	(4,000)	(5,000)
General and administrative expenses	12,289	9,857

Total operating expenses	174,565	134,855

LOSS FROM OPERATIONS	(174,565)	(134,855)

OTHER INCOME (EXPENSE):
Interest income	3,003	8
Interest expense	(454)	-
Net realized gain on equity investments (non-controlled/non-affiliated investments)	-	234,251
Net unrealized gain (loss) on equity investments (non-controlled/non-affiliated investments)	48,493	(81,855)

Total other income (expense)	51,042	152,404

NET (LOSS) INCOME	$(123,523)	$17,549

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	23,417,818	50,082,441
Diluted	23,417,818	52,082,441

See accompanying unaudited notes to condensed financial statements.

POINT CAPITAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

			Additional	Accumulated Net	Accumulated Undistributed Net Realized Gain (Loss)	Unrealized Appreciation (Depreciation)		Total
	Common Stock		Paid In	Investment	On	on	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Investments	Investments	Deficit	Equity

Balance, December 31, 2018	23,417,540	$2,342	$2,047,610	$-	$-	$-	$(1,642,510)	$407,442

Common stock issued for services	25,000	2	8,748	-	-	-	-	8,750

Net loss	-	-	-	-	-	-	(123,523)	(123,523)

Balance, March 31, 2019	23,442,540	$2,344	$2,056,358	$-	$-	$-	$(1,766,033)	$292,669

			Additional	Accumulated Net	Accumulated Undistributed Net Realized Gain (Loss)	Unrealized Appreciation (Depreciation)		Total
	Common Stock		Paid In	Investment	On	on	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Investments	Investments	Deficit	Equity

Balance, December 31, 2017	50,082,441	$5,009	$1,871,080	$(470,388)	$(651,530)	$448,871	$-	$1,203,042

Net (decrease) increase in net assets resulting from operations	-	-	-	(134,847)	234,251	(81,855)	-	17,549

Balance, March 31, 2018	50,082,441	$5,009	$1,871,080	$(605,235)	$(417,279)	$367,016	$-	$1,220,591

See accompanying unaudited notes to condensed financial statements.

POINT CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(123,523)	$17,549
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Stock-based compensation	8,750	-
Net realized gain on equity investments	-	(234,251)
Net unrealized (gain) loss on equity investments	(48,493)	81,855
Proceeds from sale of equity investments	-	297,225
Bad debt recovery	-	(5,000)
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(6,277)	299
Increase in accounts payable and accrued expenses	20,019	34,000

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(149,524)	191,677

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of insurance finance loan	(9,809)	-

NET CASH USED IN FINANCING ACTIVITIES	(9,809)	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(159,333)	191,677

CASH AND CASH EQUIVALENTS - beginning of period	336,679	294,591

CASH AND CASH EQUIVALENTS - end of period	$177,346	$486,268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying unaudited notes to condensed financial statements.

POINT CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Point Capital, Inc. (the “Company”) was incorporated in the State of New York on July 13, 2010. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware. On September 29, 2018, the Company entered into an Asset Purchase Agreement (“APA”) with Blind Faith Concepts Holdings, Inc. a Nevada corporation (the “Seller”) whereby the Company completed the acquisition of 100% of the assets of “NFID” from the Seller. The Company plans to develop NFID as an exclusive brand of apparel consisting initially of sweatshirts, hoodies, pants, t-shirts, and hats.

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

Through September 29, 2018, the Company met the definition of an investment company in accordance with the guidance under Accounting Standards Codification Topic 946 “Financial Services – Investment Companies”. On September 29, 2018, the Company filed Form N-54C, Notification of Withdrawal of election to be Subject to Section 55 through 65 of the Investment Company Act of 1940, whereas the Company has changed the nature of its business so as to cease to be a business development company (See Note 2 – Basis of Presentation). As a BDC, the Company’s investment activities were managed by Eric Weisblum, the Company’s Chief Executive Officer.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

Effective September 29, 2018, following authorization by its shareholders, the Company withdrew its previous election to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. Prior to such time, the Company was a closed-end, non-diversified management investment company that had elected to be treated as a BDC under the 1940 Act.

The Company discontinued applying the guidance in FASB Accounting Standards Codification (ASC) Topic 946 - Financial Services – Investment Company and shall account for the change in its status prospectively by accounting for its equity investments in accordance with ASC Topics 320 - Investments—Debt and Equity Securities as of the date of the change in status. Additionally, the presentation of the financial statements will be that of a commercial company rather than that of an investment company.

In accordance with ASC 946, the Company is making this change to it financial reporting prospectively, and not restating periods prior to the Company’s change in status to a non-investment company effective September 29, 2018. Accordingly, in this report, the Company refers to both accounting in accordance with U.S. generally accepted accounting principles (GAAP) applicable to corporations (Corporation Accounting), which applies commencing September 29, 2018 and to that applicable to investment companies under the 1940 Act (Investment Company Accounting) which applies to prior periods. However, pursuant to ASC 205 – Presentation of Financial Statements, Section 205-10-50-1, “Changes Affecting Comparability”, certain amounts in the 2018 financial statements have been reclassified to conform to the 2019 presentation. These reclassifications primarily effect the presentation of revenues and expenses in the statements of operations. The schedules of investments are not presented for the three months ended March 31, 2018. The Company determined that there is no cumulative effect of the change from Investment Company Accounting to Corporation Accounting on periods prior to those presented and that there is no effect on the Company’s financial position or results of operations as a result of this change.

In order to maintain its status as a non-investment company, the Company will now operate so as to fall outside the definition of an “investment company” or within an applicable exception. The Company expects to continue to operate outside the definition of an “investment company” as a company primarily engaged in the business of developing and selling apparel products.

All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2019, and the results of operations and cash flows for the periods ended March 31, 2019 and 2018 have been included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2018, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 4, 2019.

POINT CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Going Concern

These unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss and cash used in operations of $123,523 and $149,524 for the three months ended March 31, 2019, respectively.  Additionally, the Company had an accumulated deficit of $1,766,033 at March 31, 2019 and has not generated any revenues under its new business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. If the Company is unable to raise additional capital or secure additional lending in the near future to fund its business plan, management expects that the Company will need to curtail its operations. These unaudited condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the three months ended March 31, 2019 include the collectability of notes receivable, the valuation of the Company’s equity investments, amortization period and valuation of intangibles, the estimates for obsolete inventory, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets and the fair value of shares issued services.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. During 2019 and 2018, the Company had cash balances exceeding the FDIC and SIPC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. At March 31, 2019 and December 31, 2018, the Company had approximately $0 and $86,700, respectively, of cash in excess of FDIC limits.

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

POINT CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Equity Investments, at Cost

Equity investments, at cost of $12,766 at March 31, 2019 and December 31, 2018, comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically. Prior to September 29, 2018, equity investments, at cost were recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of equity investments, at cost that had no ready market were determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry.

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

POINT CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company utilizes the Black-Sholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history.

The Company adopted Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company adopted ASU No. 2018-07 on January 1, 2019 and there was no cumulative effect of adoption.

Upon exercise of the stock options by the holder using the exercise methods delineated in the option contract, the Company issues new shares from its unissued authorized shares.

Income Taxes

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

POINT CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold.   The Company does not believe it has any uncertain tax positions as of March 31, 2019 and December 31, 2018 that would require either recognition or disclosure in the accompanying consolidated financial statements.

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

	Three Months Ended March 31,
	2019	2018
(Loss) Income per common share - basic:
Net (loss) income allocated to common stockholders	$(123,523)	$17,549
Weighted average common shares outstanding - basic	23,417,818	50,082,441
Net (loss) income per common share - basic	$(0.01)	$0.00

(Loss) Income per common share - diluted:
Net (loss) income allocated to common shareholders - diluted	$(123,523)	$17,549

Weighted average common shares outstanding - basic	23,417,818	50,082,441
Effect of dilutive securities:
Convertible preferred stock	-	2,000,000
Weighted average common shares outstanding – diluted	23,417,818	52,082,441
Net (loss) income per common share - diluted	$(0.01)	$0.00

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three months ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
Convertible preferred stock	2,000,000	-

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

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company uses the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2- Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

POINT CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

The carrying amounts reported in the balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses, and insurance finance loan approximate their fair market value based on the short-term maturity of these instruments.

Equity investments, at fair value

The Company accounted for certain equity investments at fair value using level 1, level 2 and level 3 valuations. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2019 and December 31, 2018:

	At March 31, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Equity investments, at fair value	$264,021	—	—	$215,528	—	—

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

At March 31, 2019 and December 31, 2018, equity investments, at fair value consisted of common equity securities of one entity.

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

The following are the Company’s equity investments, at fair value owned by levels within the fair value hierarchy at March 31, 2019:

	Level 1	Level 2	Level 3	Total
Common Stock	$264,021	$-	$-	$264,021
Total Investments	$264,021	$-	$-	$264,021

The following are the Company’s equity investments, at fair value owned by levels within the fair value hierarchy at December 31, 2018:

	Level 1	Level 2	Level 3	Total
Common Stock	$215,528	$-	$-	$215,528
Total Investments	$215,528	$-	$-	$215,528

At March 31, 2019 and December 31, 2018, equity investments, at fair value consisted of the following components:

	March 31, 2019	December 31, 2018
Equity investments, at original cost	$45,336	$45,336
Gross unrealized appreciation	218,685	170,192
Equity investments, at fair market value	$264,021	$215,528

Equity investments, at cost

At March 31, 2019 and December 31, 2018, equity investments, at cost of $12,766 and $12,766, respectively, comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

NOTE 4 – INVENTORY

At March 31, 2019 and December 31, 2018, inventory consisted of leather footwear finished goods amounting to $26,973 and $26,973, respectively.

POINT CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 5 – NOTES RECEIVABLE

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

On November 2, 2018, the Company and Seller entered into a Promissory Note Agreement with a principal balance of $50,000. Pursuant to the Promissory Note, the $50,000 note was a deposit and credit towards the acquisition of the assets of Lust for Life Group such as inventory, trademarks and logos. Pursuant to this promissory note agreement, since the purchase did not close within 30 days from the note date, the note receivable became immediately due. Through the date of default, the outstanding principal balance bore interest at an annual interest rate of 10% payable on a monthly basis. Upon default, the interest rate increased to 18% per annum. As of December 31, 2018, the Company determined that this note receivable was doubtful and accordingly, recorded an allowance for doubtful account and bad debt expense of $50,000.

At March 31, 2019 and December 31, 2018, notes receivable, net consisted of the following:

	March 31, 2019	December 31, 2018
Principal amounts of note receivable	$250,000	$250,000
Less: allowance for doubtful accounts	(50,000)	(50,000)
Notes receivable, net	$200,000	$200,000

NOTE 6 – INTANGIBLE ASSETS

At March 31, 2019 and December 31, 2018, intangible assets consisted of the following:

	Useful life	March 31, 2019	December 31, 2018
Trademarks	N/A	$29,440	$29,440

NOTE 7 – REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK

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

POINT CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company has authorized the issuance of 5,000,000 shares of preferred stock, $0.0001 par value. The Company’s board of directors is authorized at any time, and from time to time, to provide for the issuance of shares of Preferred Stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the Preferred Stock or any series thereof. In April 2013, 1,000,000 shares were designated as Series A Convertible Preferred Stock (See Note 7).

Common stock issued for services

On January 22, 2019, the Company entered into a consulting agreement with a consultant in connection with the Company’s marketing and branding of its NFID products. The agreement ends on December 31, 2019 and may be cancelled by either party at any time with thirty day’s written notice. For services rendered the Company shall pay the consultant an initial payment of $25,000. Additionally, beginning on April 1, 2019, the Company shall pay the consultant $5,000 per month through December 2019. Additionally, the Company shall issue 100,000 shares of common stock of the Company to the consultant on a quarterly basis in tranches of 25,000 shares per quarter, commencing on March 31, 2019, and continuing on to the last day of each subsequent quarter in the year 2019. These shares were valued on the January 22, 2019 grant date at $35,000, or $0.35 per common share, based on recent common share sales which shall be amortized over the vesting period. For the three months ended March 31, 2019, the Company recorded stock-based professional fees of $8,750. On March 31, 2019, the Company issued the first tranche of 25,000 shares of its common stock to the consultant.

NOTE 9 – CONCENTRATIONS AND CREDIT RISKS

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, at fair value, which collectively represented approximately 35.2% and 25.2% of the Company’s total assets at March 31, 2019 and December 31, 2018, respectively. These investments are valued in accordance with the Company’s fair value policies and procedures. At March 31, 2019 and December 31, 2018, all of the fair value of the Company’s equity investments, at fair value is concentrated in one entity in the biometric technology industry, which gives rise to a risk of significant loss should the performance or financial condition of this industry or the portfolio company deteriorates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “Point Capital”, “Company”, “we”, “our” or “us” refer to Point Capital, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our condensed financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As a result of the APA, the Company has elected to no longer be deemed a “Business Development Company” as defined by the Investment Company Act of 1940, as amended from time to time (the “Act”). The withdrawal was generally approved by the shareholders of the Company on April 11, 2017, as evidenced on the Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed on June 5, 2017. The Board, under authority granted by the shareholders, approved the withdrawal on September 27, 2018. On September 28, 2018, we filed Form N-54C, officially withdrawing our election to be subject to sections 55 through 65 of the Act, whereas we have changed the nature of our business so as to cease to be a business development company. Accordingly, as of March 31, 2019 and December 31, 2018, the financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”).

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

In accordance with ASC 946, we are making this change to our financial reporting prospectively, and not restating periods prior to our change in status to a non-investment company effective September 29, 2018, Accordingly, in this report, we may refer to both accounting in accordance with U.S. generally accepted accounting principles (GAAP) applicable to corporations (Corporation Accounting), which applies commencing September 29, 2018 and to that applicable to investment companies under the 1940 Act (Investment Company Accounting) which applies to prior periods. However, pursuant to ASC 205 – Presentation of Financial Statements, Section 205-10-50-1, “Changes Affecting Comparability”, certain amounts in the 2018 financial statements have been reclassified to conform to the 2019 presentation. These reclassifications primarily effect the presentation of revenues and expenses in the statements of operations. The schedules of investments are not presented for 2018. We determined that there is no cumulative effect of the change from Investment Company Accounting to Corporation Accounting on periods prior to those presented and that there is no effect on our financial position or results of operations as a result of this change.

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

Going concern

Our condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss and cash used in operations of $123,523 and $149,524 for the three months ended March 31, 2019, respectively. Additionally, we had an accumulated deficit of $1,766,033 at March 31, 2019 and have not generated any revenues under our new business plan. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. If we are unable to raise additional capital or secure additional lending in the near future to fund our business plan, management expects that we will need to curtail our operations. Our condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Equity Investments

At March 31, 2019 and December 31, 2018, equity investments, at cost of $12,766 and $12,766, respectively, comprised mainly of nonmarketable common stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

As of March 31, 2019, the fair value of equity investments held by us and available for sale amounted to $264,021, which consisted of one investment, Ipsidy Inc. (“IDTY”), with a fair value of $264,021, or 100% of the total investment portfolio accounted for at fair value.

IDTY is an international biometrics and payment processing company with a unique technology platform that provides valuable, secure payment processing for consumers as well as for merchants. At March 31, 2019, we owned 2,155,275 common shares of IDTY with a fair value of $264,021. We plan on selling these shares and using the proceeds from the sale of IDTY for working capital purposes, for NFID product development, or future acquisitions.

Results of Operations

The following table summarizes the results of operations for the three months ended March 31, 2019 and 2018 were based primarily on the comparative audited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

	Three Months Ended March 31,
	2019	2018
Revenues	$-	$-
Operating expenses	174,565	134,855
Loss from operations	$(174,565)	$(134,855)
Other (expense) income, net	51,042	152,404
Net (loss) income	(123,523)	17,549

Revenues

We did not generate any revenues from operations for the three months ended March 31, 2019 and 2018.

Operating Expenses

For the three months ended March 31, 2019 and 2018, total operating expenses consisted of the following:

	Three Months Ended March 31,
	2019	2018
Compensation expense	$30,000	$45,000
Professional fees	128,102	76,200
Insurance expense	8,174	8,798
Bad debt recovery	(4,000)	(5,000)
General and administrative expenses	12,289	9,857
Total operating expenses	$174,565	$134,855

●	Compensation expense:

For the three months ended March, 2019 and 2018, we incurred compensation expense of $30,000 consisting of directors’ fees of $15,000 and $15,000 in fees incurred for services of our chief executive officer (“CEO”). For the three months ended March 31, 2019 and March, 2018, we incurred compensation expense of $0 and $15,000 incurred for our former chief financial officer, respectively.

●	Professional fees:

For the three months ended March 31, 2019, professional fees increased by $51,902, or 68.1%, as compared to the three months ended March 31, 2018. The increase was attributable to an increase in accounting fees of $15,345 related to outsourced accounting services, an increase in consulting fee of $59,180, of which $8,750 was stock based compensation, related to marketing and advisory services related to our new NFID clothing product line, offset by a decrease in auditing fee of $9,683 and a decrease in legal fees of $12,940.

●	Insurance expense:

For three months ended March 31, 2019, insurance expense decreased by $624, or 7.1%, as compared to the three months ended March 31, 2018.

●	Bad debt recovery:

For three months ended March 31, 2019 and 2018, we recorded bad debt recovery from the receipt of proceeds of $4,000 and $5,000 from the collection of a previously written off note receivable deemed uncollectible, respectively.

●	General and administrative expenses :

General and administrative expenses consist of transfer agent fees, custodian fees, bank service charges, and other fees and expenses. For the three months ended March 31, 2019, general and administrative expenses increased by $2,432, or 24.7%, as compared to the three months ended March 31, 2018. The increase was primarily attributed to an increase in travel expenses and other expenses related to our new business operations offset be a decrease in custody fees.

Loss from Operations:

For three months ended March 31, 2019 and 2018, loss from operations amounted to $174,565 and $134,855, respectively, an increase of $39,710, or 29.4%. The increase was primarily a result of the changes in operating expenses discussed above.

Other (Expenses) Income:

●	Interest income:

For the three months ended March 31, 2019 and 2018, we earned interest income of $3,003 and $8, respectively, primarily resulting from interest earned on notes receivable and on bank deposits. The increase was attributable to an increase in income-earning notes receivable.

●	Net realized gain on investments:

For the three months ended March 31, 2018, we disposed of certain equity investments recognizing a net realized gain of $234,251. We did not record any realized gains or losses during the three months ended March 31, 2019. For the three months ended March 31, 2018, net realized gain of equity investments was attributed to a gain of $266,981 from the sale of Ipsidy, Inc. offset by a realized loss of $32,730 from the sale of our investment in Orbital Tracking Corp.

●	Net change in unrealized loss on investments :

At March 31, 2019 and 2018, we had a cost basis in our equity investments, at fair value of $45,336 and $45,336, respectively, with a fair market value of $264,021 and $215,528, respectively.

For the three months ended March 31, 2019, we recognized a net unrealized gain on equity investments of $48,493 as compared to a net unrealized loss on equity investments of $81,855 for the three months ended March 31, 2018, a change of $130,349, or 159.2%, primarily attributable to our analysis of the fair value of our investment in Ipsidy, Inc. and other equity investments for which we recorded an net unrealized gain of $48,493 and $168,202 for the three months ended March 31, 2019 and 2018, respectively. Additionally, during the three months ended March 31, 2018, the change was attributable to the reversal of previously recorded unrealized gains (losses) upon sales of Ipsidy and other equity investments for which we recorded a net unrealized loss on investments of ($250,057).

Net (Loss) Income:

For the three months ended March 31, 2019 and 2018, net (loss) income amounted to $(123,523) or $(0.01) per common share (basic and diluted), and $17,549 or $0.00 per common share (basic and diluted), respectively, a change of $141,072, or 803.9%. The change was primarily a result of the changes in operating expenses and other income (expenses) discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $463,229 and $177,346 in cash and cash equivalents as of March 31, 2019 and working capital of $578,002 and $336,679 in cash and cash equivalents as of December 31, 2018.

			Three Months Ended March 31, 2019
	March 31, 2019	December 31, 2018	Change	Percentage Change
Working capital:
Total current assets	$521,414	$625,977	$(104,563)	(16.7)%
Total current liabilities	(58,185)	(47,975)	(10,210)	(21.3)%
Working capital:	$463,229	$578,002	$(114,773)	(19.9)%

The decrease in working capital was primarily attributable to a decrease in current assets of $104,563 primarily attributable to a decrease in cash of $159,333 offset by an increase in equity investments, at fair value of $48,493 and by an increase in current liabilities of $10,210.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Three Months Ended March 31,
	2019	2018
Cash (used in) provided by operating activities	$(149,524)	$191,677
Cash used in financing activities	(9,809)	—
Net (decrease) increase in cash	$(159,333)	$191,677

Net Cash Provided by (Used in) Operating Activities:

Net cash flow provided by (used in) operating activities was $(149,524) for the three months ended March 31, 2019 as compared to $191,677 for the three months ended March 31, 2018, a change of $341,201.

●	Net cash flow used in operating activities for the three months ended March 31, 2019 primarily reflected a net loss of $123,523 adjusted for the add-back on non-cash items such as stock-based compensation of $8,750 and net unrealized gain on equity investments of $48,493, and changes in operating asset and liabilities consisting of an increase in prepaid expenses of $6,277 and an increase in accounts payable and accrued expenses of $20,019.

●	Net cash flow provided by operating activities for the three months ended March 31, 2018 primarily reflected net income of $17,549 adjusted for the add-back on non-cash items such as bad debt expense, net of recovery of $(5,000), net realized gain on equity investments of $234,251, net unrealized loss on equity investments of $81,885 and changes in operating asset and liabilities consisting of cash proceeds from sale of equity investments of $297,255, a decrease in prepaid expenses of $299 and an increase in accounts payable and accrued expenses of $34,000.

Cash Provided by Financing Activities

Net cash used in financing activities was $9,809 for the three months ended March 31, 2019 as compared to $0 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we repaid $9,809 of an insurance finance loan.

Cash Requirements

We believe that our existing available cash will not be enough to enable us to meet the working capital requirements for at least 12 months from the date of this filing.

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

Since we believe that our existing available cash will not enable us to meet our working capital requirements for at least 12 months from the date of this report, we will need to raise additional funds to for the development and marketing of our recently acquitted NFID product line. If we are unable to raise capital, we may be required to reduce the scope of our product development and marketing activities, which could harm our business plans, financial condition and operating results, cease our operations entirely, in which case, you will lose all of your investment.

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

In accordance with ASC 946, we are making this change to our financial reporting prospectively, and not restating periods prior to our change in status to a non-investment company effective September 29, 2018, Accordingly, in this report, we may refer to both accounting in accordance with U.S. generally accepted accounting principles (GAAP) applicable to corporations (Corporation Accounting), which applies commencing September 29, 2018 and to that applicable to investment companies under the 1940 Act (Investment Company Accounting) which applies to prior periods. However, pursuant to ASC 205 – Presentation of Financial Statements, Section 205-10-50-1, “Changes Affecting Comparability”, certain amounts in the 2018 financial statements have been reclassified to conform to the 2019 presentation. These reclassifications primarily effect the presentation of revenues and expenses in the statements of operations. The schedules of investments are not presented for 2018. We determined that there is no cumulative effect of the change from Investment Company Accounting to Corporation Accounting on periods prior to those presented and that there is no effect on our financial position or results of operations as a result of this change.

In order to maintain its status as a non-investment company, the Company will now operate so as to fall outside the definition of an “investment company” or within an applicable exception. The Company expects to continue to operate outside the definition of an “investment company” as a company primarily engaged in the business of developing and selling apparel products.

The accounting policies and procedures employed in the preparation of these financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2018, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 4, 2019.

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

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2- Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, prepaid expenses and other current assets, and accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Equity investments, at fair value

The Company accounted for certain equity investments at fair value using level 1, level 2 and level 3 valuations. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2019 and December 31, 2018:

	At March 31, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Equity investments, at fair value	$264,021	—	—	$215,528	—	—

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

At March 31, 2019 and December 31, 2018, equity investments, at fair value consisted of common equity securities of one entity.

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

The following are the Company’s equity investments, at fair value owned by levels within the fair value hierarchy at March 31, 2019:

	Level 1	Level 2	Level 3	Total
Common Stock	$264,021	$-	$-	$264,021
Total Investments	$264,021	$-	$-	$264,021

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company utilizes the Black-Sholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history.

The Company adopted Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company adopted ASU No. 2018-07 on January 1, 2019 and there was no cumulative effect of adoption.

Upon exercise of the stock options by the holder using the exercise methods delineated in the option contract, the Company issues new shares from its unissued authorized shares.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2019, our disclosure controls and procedures were not effective.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, our management concluded that our internal control over financial reporting was not effective as of that date because of a material weakness in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting:

●	For periods operating as a BDC, we lacked Investment Act experienced internal staff,

●	We lack segregation of duties within accounting functions duties as a result of our limited financial resources to support hiring of personnel.

●	We have not implemented adequate system and manual controls.

Until such time as we expand our staff to include additional accounting and executive personnel, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 22, 2019, we entered into a consulting agreement with a consultant in connection with the Company’s marketing and branding of its NFID products. The agreement ends on December 31, 2019 and may be cancelled by either party at any time with thirty day’s written notice. In connection with this consulting agreement, we shall issue 100,000 shares of common stock of the Company to the consultant on a quarterly basis in tranches of 25,000 shares per quarter, commencing on March 31, 2019, and continuing on to the last day of each subsequent quarter in the year 2019. These shares were valued on the January 22, 2019 grant date at $35,000, or $0.35 per common share, based on recent common share sales which shall be amortized over the vesting period. For the three months ended March 31, 2019, the Company recorded stock-based professional fees of $8,750. On March 31, 2019, we issued the first tranche of 25,000 shares of its common stock to the consultant.

The shares were deemed restricted and were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Principal Executive Officer and Principal Financial Officer*

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT CAPITAL, INC.

Dated: May 14, 2019	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer