Form 10-Q
period 2019-06-30
Uppercut Brands, Inc.
filed 2019-08-13
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54872

UPPERCUT BRANDS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	27-3046338
(State of incorporation)	(IRS Employer ID Number)

1086 Teaneck Road, Suite 3A

Teaneck, New Jersey 07666

(Address of principal executive offices)

(718) 400-9031

(Issuer’s telephone number)

Point Capital, Inc.
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

As of August 13, 2019, 23,467,540 shares of common stock, par value $0.0001 per share, were outstanding.

UPPERCUT BRANDS, INC.

FORM 10-Q

June 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPPERCUT BRANDS, INC.

(FORMERLY POINT CAPITAL, INC.)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,971	$336,679
Equity investments, at fair value (cost of $32,118 and $45,336 at June 30, 2019 and December 31, 2018, respectively)	149,970	215,528
Equity investments, at cost	12,766	12,766
Prepaid expenses and other current assets	39,417	34,031
Inventory	26,973	26,973

Total Current Assets	306,097	625,977

OTHER ASSETS:
Note receivable, net	200,000	200,000
Intangible asset	29,440	29,440

Total Other Assets	229,440	229,440

Total Assets	$535,537	$855,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$27,516	$25,631
Insurance finance loan	5,076	22,344

Total Current Liabilities	32,592	47,975

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 1,000,000 shares shares designated; 4,000 shares issued and outstanding at June 30, 2019 and December 31, 2018 ($100 per share redemption value)	400,000	400,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 23,467,540 and 23,417,450 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2,347	2,342
Additional paid-in capital	2,108,842	2,047,610
Accumulated deficit	(2,008,244)	(1,642,510)

Total Stockholders’ Equity	102,945	407,442

Total Liabilities and Stockholders’ Equity	$535,537	$855,417

See accompanying unaudited notes to condensed financial statements.

UPPERCUT BRANDS, INC.

(FORMERLY POINT CAPITAL, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Compensation expense	86,237	40,000	116,237	85,000
Professional fees	78,119	18,520	206,221	94,720
Insurance expense	8,173	8,800	16,347	17,598
Bad debt recovery	(1,500)	-	(5,500)	(5,000)
General and administrative expenses	18,845	8,788	31,134	18,645

Total operating expenses	189,874	76,108	364,439	210,963

LOSS FROM OPERATIONS	(189,874)	(76,108)	(364,439)	(210,963)

OTHER INCOME (EXPENSE):
Interest income	3,043	18	6,046	26
Interest expense	(316)	-	(770)	-
Net realized gain on equity investments (non-controlled/non-affiliated investments)	45,768	287,222	45,768	521,473
Net unrealized loss on equity investments (non-controlled/non-affiliated investments)	(100,832)	(527,046)	(52,339)	(608,901)

Total other income (expense)	(52,337)	(239,806)	(1,295)	(87,402)

NET LOSS	$(242,211)	$(315,914)	$(365,734)	$(298,365)

NET LOSS PER COMMON SHARE:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	23,442,815	50,082,441	23,430,385	50,082,441
Diluted	23,442,815	50,082,441	23,430,385	50,082,441

See accompanying unaudited notes to condensed financial statements.

UPPERCUT BRANDS, INC.

(FORMERLY POINT CAPITAL, INC.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

				Accumulated	Accumulated Undistributed Net	Unrealized
			Additional	Net	Realized	Appreciation		Total
	Common Stock		Paid In	Investment	Gain (Loss)	(Depreciation)	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	On Investments	on Investments	Deficit	Equity

Balance, December 31, 2018	23,417,540	$2,342	$2,047,610	$-	$-	$-	$(1,642,510)	$407,442

Common stock issued for services	25,000	2	8,748	-	-	-	-	8,750

Net loss	-	-	-	-	-	-	(123,523)	(123,523)

Balance, March 31, 2019	23,442,540	2,344	2,056,358	-	-	-	(1,766,033)	292,669

Common stock issued for services	25,000	3	8,747	-	-	-	-	8,750

Accretion of stock options for services	-	-	43,737	-	-	-	-	43,737

Net loss	-	-	-	-	-	-	(242,211)	(242,211)

Balance, June 30, 2019	23,467,540	$2,347	$2,108,842	$-	$-	$-	$(2,008,244)	$102,945

				Accumulated	Accumulated Undistributed Net	Unrealized
			Additional	Net	Realized	Appreciation		Total
	Common Stock		Paid In	Investment	Gain (Loss)	(Depreciation)	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	On Investments	on Investments	Deficit	Equity

Balance, December 31, 2017	50,082,441	$5,009	$1,871,080	$(470,388)	$(651,530)	$448,871	$-	$1,203,042

Net (decrease) increase in net assets resulting from operations	-	-	-	(134,847)	234,251	(81,855)	-	17,549

Balance, March 31, 2018	50,082,441	5,009	1,871,080	(605,235)	(417,279)	367,016	-	1,220,591

Net (decrease) increase in net assets resulting from operations	-	-	-	(76,090)	287,222	(527,046)	-	(315,914)

Balance, June 30, 2018	50,082,441	$5,009	$1,871,080	$(681,325)	$(130,057)	$(160,030)	$-	$904,677

See accompanying unaudited notes to condensed financial statements.

UPPERCUT BRANDS, INC.

(FORMERLY POINT CAPITAL, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(365,734)	$(298,365)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation	61,237	-
Net realized gain on equity investments	(45,768)	(521,473)
Net unrealized (gain) loss on equity investments	52,339	608,901
Proceeds from sale of equity investments	-	679,676
Bad debt recovery	-	(5,000)
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(5,386)	11,098
Increase in accounts payable and accrued expenses	1,885	6,780

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(301,427)	481,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investments	58,987

NET CASH PROVIDED BY INVESTING ACTIVITIES	58,987	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of insurance finance loan	(17,268)	-

NET CASH USED IN FINANCING ACTIVITIES	(17,268)	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(259,708)	481,617

CASH AND CASH EQUIVALENTS - beginning of period	336,679	294,591

CASH AND CASH EQUIVALENTS - end of period	$76,971	$776,208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying unaudited notes to condensed financial statements.

UPPERCUT BRANDS, INC.

(FORMERLY POINT CAPITAL, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Uppercut Brands, Inc. (formerly Point Capital, Inc.) (the “Company”) was incorporated in the State of New York on July 13, 2010. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware. On September 29, 2018, the Company entered into an Asset Purchase Agreement (“APA”) with Blind Faith Concepts Holdings, Inc. a Nevada corporation (the “Seller”) whereby the Company completed the acquisition of 100% of the assets of “NFID” from the Seller. The Company plans to develop NFID as an exclusive brand of apparel consisting initially of sweatshirts, hoodies, pants, t-shirts, and hats.

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

On May 21, 2019, the Company amended its articles of incorporation with the State of Delaware to change the Company’s name to Uppercut Brands, Inc.

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

In accordance with ASC 946, the Company is making this change to it financial reporting prospectively, and not restating periods prior to the Company’s change in status to a non-investment company effective September 29, 2018. Accordingly, in this report, the Company refers to both accounting in accordance with U.S. generally accepted accounting principles (GAAP) applicable to corporations (Corporation Accounting), which applies commencing September 29, 2018 and to that applicable to investment companies under the 1940 Act (Investment Company Accounting) which applies to prior periods. However, pursuant to ASC 205 – Presentation of Financial Statements, Section 205-10-50-1, “Changes Affecting Comparability”, certain amounts in the 2018 financial statements have been reclassified to conform to the 2019 presentation. These reclassifications primarily effect the presentation of revenues and expenses in the statements of operations. The schedules of investments are not presented for the six months ended June 30, 2018. The Company determined that there is no cumulative effect of the change from Investment Company Accounting to Corporation Accounting on periods prior to those presented and that there is no effect on the Company’s financial position or results of operations as a result of this change.

In order to maintain its status as a non-investment company, the Company will now operate so as to fall outside the definition of an “investment company” or within an applicable exception. The Company expects to continue to operate outside the definition of an “investment company” as a company primarily engaged in the business of developing and selling apparel products.

UPPERCUT BRANDS, INC.

(FORMERLY POINT CAPITAL, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2019, and the results of operations and cash flows for the periods ended June 30, 2019 and 2018 have been included. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2018, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 4, 2019.

Going Concern

These unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss and cash used in operations of $365,734 and $301,427 for the six months ended June 30, 2019, respectively.  Additionally, the Company had an accumulated deficit of $2,008,244 at June 30, 2019 and has not generated any revenues under its new business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. If the Company is unable to raise additional capital or secure additional lending in the near future to fund its business plan, management expects that the Company will need to curtail its operations. These unaudited condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the six months ended June 30, 2019 include the collectability of notes receivable, the valuation of the Company’s equity investments, amortization period and valuation of intangibles, the estimates for obsolete inventory, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets and the fair value of shares issued services.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. During 2019 and 2018, the Company had cash balances exceeding the FDIC and SIPC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. At June 30, 2019 and December 31, 2018, the Company had approximately $0 and $86,700, respectively, of cash in excess of FDIC limits.

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

UPPERCUT BRANDS, INC.

(FORMERLY POINT CAPITAL, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

Equity Investments, at Cost

Equity investments, at cost of $12,766 at June 30, 2019 and December 31, 2018, comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically. Prior to September 29, 2018, equity investments, at cost were recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of equity investments, at cost that had no ready market were determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry.

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

UPPERCUT BRANDS, INC.

(FORMERLY POINT CAPITAL, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

UPPERCUT BRANDS, INC.

(FORMERLY POINT CAPITAL, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold.   The Company does not believe it has any uncertain tax positions as of June 30, 2019 and December 31, 2018 that would require either recognition or disclosure in the accompanying consolidated financial statements.

Net (Loss) Income per Common Share

Basic (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the as-if converted method. Potentially dilutive securities which included convertible preferred shares and stock options are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three and six months ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Convertible preferred stock	2,000,000	2,000,000
Stock options	300,000	-

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

UPPERCUT BRANDS, INC.

(FORMERLY POINT CAPITAL, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

Equity investments, at fair value

The Company accounted for certain equity investments at fair value using level 1, level 2 and level 3 valuations. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2019 and December 31, 2018:

	At June 30, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Equity investments, at fair value	$149,970	—	—	$215,528	—	—

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

At June 30, 2019 and December 31, 2018, equity investments, at fair value consisted of common equity securities of one entity.

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

The following are the Company’s equity investments, at fair value owned by levels within the fair value hierarchy at June 30, 2019:

	Level 1	Level 2	Level 3	Total
Common Stock	$149,970	$-	$-	$149,970
Total Investments	$149,970	$-	$-	$149,970

The following are the Company’s equity investments, at fair value owned by levels within the fair value hierarchy at December 31, 2018:

	Level 1	Level 2	Level 3	Total
Common Stock	$215,528	$-	$-	$215,528
Total Investments	$215,528	$-	$-	$215,528

UPPERCUT BRANDS, INC.

(FORMERLY POINT CAPITAL, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

At June 30, 2019 and December 31, 2018, equity investments, at fair value consisted of the following components:

	June 30, 2019	December 31, 2018
Equity investments, at original cost	$32,118	$45,336
Gross unrealized appreciation	117,852	170,192
Equity investments, at fair market value	$149,970	$215,528

Equity investments, at cost

At June 30, 2019 and December 31, 2018, equity investments, at cost of $12,766 and $12,766, respectively, comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

NOTE 4 – INVENTORY

At June 30, 2019 and December 31, 2018, inventory consisted of leather footwear finished goods amounting to $26,973 and $26,973, respectively.

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

At June 30, 2019 and December 31, 2018, notes receivable, net consisted of the following:

	June 30, 2019	December 31, 2018
Principal amounts of note receivable	$250,000	$250,000
Less: allowance for doubtful accounts	(50,000)	(50,000)
Notes receivable, net	$200,000	$200,000

NOTE 6 – INTANGIBLE ASSETS

At June 30, 2019 and December 31, 2018, intangible assets consisted of the following:

	Useful life	June 30, 2019	December 31, 2018
Trademarks	N/A	$29,440	$29,440

UPPERCUT BRANDS, INC.

(FORMERLY POINT CAPITAL, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

The Preferred Stock has forced conversion rights where the Company may force the conversion of the Preferred Stock if certain conditions are met. Additionally, the Company may elect to redeem some or all of the outstanding Preferred Stock for the Stated Value (currently $100/share) provided that proper notice is provided to the holders and that a number of conditions (the “Equity Conditions”) have been met.

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

UPPERCUT BRANDS, INC.

(FORMERLY POINT CAPITAL, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Common stock issued for services

On January 22, 2019, the Company entered into a consulting agreement with a consultant in connection with the Company’s marketing and branding of its NFID products. The agreement ends on December 31, 2019 and may be cancelled by either party at any time with thirty day’s written notice. For services rendered the Company shall pay the consultant an initial payment of $25,000. Additionally, beginning on April 1, 2019, the Company shall pay the consultant $5,000 per month through December 2019. Additionally, the Company shall issue 100,000 shares of common stock of the Company to the consultant on a quarterly basis in tranches of 25,000 shares per quarter, commencing on March 31, 2019, and continuing on to the last day of each subsequent quarter in the year 2019. These shares were valued on the January 22, 2019 grant date at $35,000, or $0.35 per common share, based on recent common share sales which shall be amortized over the vesting period. For the three and six months ended June 30, 2019, the Company recorded stock-based professional fees of $8,750 and $17,500, respectively. Through June 30, 2019, the Company issued 50,000 shares of its common stock to the consultant.

Stock options

Pursuant to a six month employment agreement with the Company’s chief executive officer (the “Executive”) dated April 15, 2019 (the “Effective Date”), the Company agreed to grant to Executive an option (the “Option’’) to purchase up to 200,000 shares of the Company’s common stock at an exercise price equal to par value of the Company’s common stock of $0.0001 per share, of which 100,000 vested on April 15, 2019 and 100,000 shall vest on July 15, 2019. Should the Company terminate this employment agreement, the right to purchase shares shall cease as of the date of termination.

Pursuant to a six month employment agreement dated April 15, 2019 (the “Effective Date”), the Company agreed that an executive officer of the Company will be granted an option (the “Option’’) to purchase up to 100,000 shares of the Company’s common stock at an exercise price equal to par value of the Company’s common stock of $0.0001 per share, of which 50,000 vested on April 15, 2019 and 50,000 shall vest on July 15, 2019. Should the Company terminate this agreement, the right to purchase shares shall cease as of the date of termination.

The options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 2.37%, expected dividend yield of 0%, expected option term of 5 years using the simplified method and expected volatility of 74% based on comparable volatility. The aggregate grant date fair value of these awards amounted to $104,970 as of June 30, 2019.

For the six months ended June 30, 2019, the Company recorded $43,737 of compensation expense related these stock options. Total unrecognized compensation expense related to stock options at June 30, 2019 amounted to $61,233. The weighted average period over which remaining stock-based compensation expense related to these options will be recognized is approximately four months.

Stock option activities for the six months ended June 30, 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	-	-
Granted	300,000	0.0001
Forfeited	-	-
Balance Outstanding June 30, 2019	300,000	$0.0001	4.9	$104,970
Exercisable, June 30, 2019	150,000	$0.0001	4.8	$52,485

NOTE 9 – CONCENTRATIONS AND CREDIT RISKS

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, at fair value, which collectively represented approximately 28.0% and 25.2% of the Company’s total assets at June 30, 2019 and December 31, 2018, respectively. These investments are valued in accordance with the Company’s fair value policies and procedures. At June 30, 2019 and December 31, 2018, all of the fair value of the Company’s equity investments, at fair value is concentrated in one entity in the biometric technology industry, which gives rise to a risk of significant loss should the performance or financial condition of this industry or the portfolio company deteriorates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “Uppercut Brands”, “Point Capital”, “Company”, “we”, “our” or “us” refer to Uppercut Brands, Inc. unless the context otherwise indicates.

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

As a result of the APA, the Company has elected to no longer be deemed a “Business Development Company” as defined by the Investment Company Act of 1940, as amended from time to time (the “Act”). The withdrawal was generally approved by the shareholders of the Company on April 11, 2017, as evidenced on the Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed on June 5, 2017. The Board, under authority granted by the shareholders, approved the withdrawal on September 27, 2018. On September 28, 2018, we filed Form N-54C, officially withdrawing our election to be subject to sections 55 through 65 of the Act, whereas we have changed the nature of our business so as to cease to be a business development company. Accordingly, as of June 30, 2019 and December 31, 2018, the financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”).

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

Going concern

Our condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss and cash used in operations of $365,734 and $301,427 for the six months ended June 30, 2019, respectively. Additionally, we had an accumulated deficit of $2,008,244 at June 30, 2019 and have not generated any revenues under our new business plan. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. If we are unable to raise additional capital or secure additional lending in the near future to fund our business plan, management expects that we will need to curtail our operations. Our condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

NFID.com is expected to launch its apparel in the third quarter this year and begin generating revenues.

Equity Investments

At June 30, 2019 and December 31, 2018, equity investments, at cost of $12,766 and $12,766, respectively, comprised mainly of nonmarketable common stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

As of June 30, 2019, the fair value of equity investments held by us and available for sale amounted to $149,970, which consisted of one investment, Ipsidy Inc. (“IDTY”), with a fair value of $149,970, or 100% of the total investment portfolio accounted for at fair value.

IDTY is an international biometrics and payment processing company with a unique technology platform that provides valuable, secure payment processing for consumers as well as for merchants. At June 30, 2019, we owned 1,514,850 common shares of IDTY with a fair value of $149,970. We plan on selling these shares and using the proceeds from the sale of IDTY for working capital purposes, for NFID product development, or future acquisitions.

Results of Operations

The following table summarizes the results of operations for the three and six months ended June 30, 2019 and 2018 were based primarily on the comparative unaudited condensed financial statements, footnotes and related information for the periods identified and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-
Operating expenses	189,874	76,108	364,439	210,963
Loss from operations	(189,874)	(76,108)	(364,439)	(210,963)
Other expense, net	(52,337)	(239,806)	(1,295)	(87,402)
Net loss	$(242,211)	$(315,914)	$(365,734)	$(298,365)

Revenues

We did not generate any revenues from operations for the six months ended June 30, 2019 and 2018.

Operating Expenses

For the three and six months ended June 30, 2019 and 2018, total operating expenses consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Compensation expense	$86,237	$40,000	$116,237	$85,000
Professional fees	78,119	18,520	206,221	94,720
Insurance expense	8,173	8,800	16,347	17,598
Bad debt recovery	(1,500)	-	(5,500)	(5,000)
General and administrative expenses	18,845	8,788	31,134	18,645

Total operating expenses	$189,874	$76,108	$364,439	$210,963

●	Compensation expense:

For the three months ended June 30, 2019, compensation expense increased by $46,237, or 115.6%, as compared to the three months ended June 30, 2018. During the three months ended June 30, 2019, we incurred stock-based compensation expense of $43,737 as compared to $0 during the three months ended June 30, 2018.

For the six months ended June 30, 2019, compensation expense increased by $31,237, or 36.7%, as compared to the six months ended June 30, 2018. This increase was attributable to an increase in stock-based compensation of $43,737 offset by a decrease in compensation expense of $12,500. During the six months ended June 30, 2019, we incurred stock-based compensation expense of $43,737 as compared to $0 during the six months ended June 30, 2018.

●	Professional fees:

For the three months ended June 30, 2019, professional fees increased by $59,599, or 321.9%, as compared to the three months ended June 30, 2018. The increase was attributable to an increase in accounting and auditing fees of $2,039, an increase in consulting fee of $50,060, of which $8,750 was stock based compensation, related to marketing and advisory services related to our new NFID clothing product line, and an increase in legal fees of $7,500.

For the six months ended June 30, 2019, professional fees increased by $111,501, or 117.7%, as compared to the six months ended June 30, 2018. The increase was attributable to an increase in accounting and auditing fees of $7,701, an increase in consulting fee of $109,240, of which $17,500 was stock based compensation, related to marketing and advisory services related to our new NFID clothing product line, and a decrease in legal fees of $5,440.

●	Insurance expense:

For the three months ended June 30, 2019, insurance expense decreased by $627, or 7.1%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, insurance expense decreased by $1,251, or 7.1%, as compared to the six months ended June 30, 2018.

●	Bad debt recovery:

For the three months ended June 30, 2019 and 2018, we recorded bad debt recovery from the receipt of proceeds of $1,500 and $0 from the collection of a previously written off note receivable deemed uncollectible, respectively. For the six months ended June 30, 2019 and 2018, we recorded bad debt recovery from the receipt of proceeds of $5,500 and $5,000 from the collection of a previously written off note receivable deemed uncollectible, respectively.

●	General and administrative expenses:

General and administrative expenses consist of product development expenses, transfer agent fees, filing fees, custodian fees, bank service charges, travel expenses, and other fees and expenses. For the three months ended June 30, 2019, general and administrative expenses increased by $10,057, or 114.4%, as compared to the three months ended June 30, 2018. . For the six months ended June 30, 2019, general and administrative expenses increased by $12,489, or 67.0%, as compared to the six months ended June 30, 2018. The increase in general and administrative expenses was primarily attributed to an increase in product development expense, travel expenses and other expenses related to our new business operations offset be a decrease in custody fees.

Loss from Operations:

For the three months ended June 30, 2019 and 2018, loss from operations amounted to $189,974 and $76,108, respectively, an increase of $113,766, or 149.5%. For the six months ended June 30, 2019 and 2018, loss from operations amounted to $364,439 and $210,963, respectively, an increase of $153,476, or 72.7%. The increase was primarily a result of the changes in operating expenses discussed above.

Other (Expenses) Income:

For the three months ended June 30, 2019 and 2018, other expenses, net amounted to $52,337 and $239,806, respectively, a decrease of $187,469, or 78.2%. For the six months ended June 30, 2019 and 2018, other expenses, net amounted to $1,295 and $87,402, respectively, a decrease of $86,107, or 98.5%.

●	Interest income:

For the three months ended June 30, 2019 and 2018, we earned interest income of $3,043 and $18, respectively. For the six months ended June 30, 2019 and 2018, we earned interest income of $6,046 and $26, respectively. The increase in interest income was attributable to an increase in income-earning notes receivable.

●	Net realized gain on investments:

For the three months ended June 30, 2019 and 2018, we disposed of certain equity investments recognizing a net realized gain of $45,768 and $287,222, respectively. For the six months ended June 30, 2019 and 2018, we disposed of certain equity investments recognizing a net realized gain of $45,768 and $521,473, respectively. For the three and six months ended June 30, 2019, net realized gain of equity investments was attributed to a gain of $45,768 from the sale of Ipsidy, Inc. During the three months ended June 30, 2018, we recognized a net realized gain of $287,222 which consisted of gains of $348,761 from the sale of Ipsidy, Inc. offset by a realized loss of $61,539 from the expiration of certain warrants. During the six months ended June 30, 2018, we recognized a net realized gain of $521,473 which consisted of realized gains of $615,742 from the sale of Ipsidy, Inc. offset by a realized loss of $32,730 from the sale of our investment in Orbital Tracking Corp. and a realized loss of $61,539 due to the expiration of certain warrants.

●	Net change in unrealized loss on investments:

At June 30, 2019 and December 31, 2018, we had a cost basis in our equity investment, at fair value of $32,118 and $45,336, respectively, with a fair market value of $149,970 and $215,528, respectively.

For the three months ended June 30, 2019, we recognized a net unrealized loss on equity investments of $100,832 as compared to a net unrealized loss on equity investments of $527,046 for the three months ended June 30, 2018, a decrease of $426,214, or 180.9%. For the six months ended June 30, 2019, we recognized a net unrealized loss on equity investments of $52,339 as compared to a net unrealized loss on equity investments of $608,901 for the six months ended June 30, 2018, a decrease of $556,562, or 91.4%. During the three and six months ended June 30, 2019, we recorded an unrealized (loss) gain on equity investments of $(35,598) and $12,895 attributable to our analysis of the fair value of our investment in Ipsidy, Inc. and we recorded an unrealized loss of $(65,234) and $(65,234) attributable to the reversal of previously recorded unrealized gains upon sales of Ipsidy, respectively. During the three and six months ended June 30, 2018, we recorded an unrealized (loss) gain on equity investments of $379,361 and $547,563 attributable to our analysis of the fair value of our investment in Ipsidy, Inc. and other equity investments, and we recorded an unrealized loss of $(906,407) and $(1,156,464) attributable to the reversal of previously recorded unrealized gains upon sales of Ipsidy and other equity investments, respectively.

Net Loss:

For the three months ended June 30, 2019 and 2018, net loss amounted to $242,211, or $0.01 per common share (basic and diluted), and $315,914, or $0.01 per common share (basic and diluted), respectively, a decrease of $73,703, or 23.3%. For the six months ended June 30, 2019 and 2018, net loss amounted to $365,734, or $0.02 per common share (basic and diluted), and $298,365, or $0.01 per common share (basic and diluted), respectively, an increase of $67,369, or 22.6%. These changes were a result of the changes in operating expenses and other income (expenses) discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $273,505 and $76,971 in cash and cash equivalents as of June 30, 2019 and working capital of $578,002 and $336,679 in cash and cash equivalents as of December 31, 2018.

			Six Months Ended June 30, 2019
	June 30, 2019	December 31, 2018	Change	Percentage Change
Working capital:
Total current assets	$306,097	$625,977	$(319,880)	(51.1)%
Total current liabilities	(32,592)	(47,975)	15,383	32.1%
Working capital:	$273,505	$578,002	$(304,497)	(52.7)%

The decrease in working capital was primarily attributable to a decrease in current assets of $319,880 primarily attributable to a decrease in cash of $259,708 and a decrease in equity investments, at fair value of $65,558 offset by a decrease in current liabilities of $15,383.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Six Months Ended June 30,
	2019	2018
Cash (used in) provided by operating activities	$(301,427)	$481,617
Cash provided by investing activities	58,987	-
Cash used in financing activities	(17,268)	-
Net (decrease) increase in cash	$(259,708)	$481,617

Net Cash (Used in) Provided by Operating Activities:

Net cash flow (used in) provided by operating activities was $(301,427) for the six months ended June 30, 2019 as compared to $481,617 for the six months ended June 30, 2018, a change of $783,044.

●	Net cash flow used in operating activities for the six months ended June 30, 2019 primarily reflected a net loss of $365,734 adjusted for the add-back on non-cash items such as stock-based compensation of $61,237, net realized gain on equity investments of $45,768, and a net unrealized loss on equity investments of $52,339, and changes in operating asset and liabilities consisting of an increase in prepaid expenses and other current assets of $5,386, and an increase in accounts payable and accrued expenses of $1,885.

●	Net cash flow provided by operating activities for the six months ended June 30, 2018 was primarily attributable to the receipt of proceeds from the sale of equity investments of $679,676 offset by cash used for operations of $198,059.

Cash Provided by Investing Activities

Net cash provided by investing activities was $58,987 for the six months ended June 30, 2019 and consisted of proceeds from the sale of equity securities.

Cash Used in Financing Activities

Net cash used in financing activities was $17,268 for the six months ended June 30, 2019 as compared to $0 for the six months ended June 30, 2018. During the six months ended June 30, 2019, we repaid $17,268 of an insurance finance loan.

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

Equity investments, at fair value

The Company accounted for certain equity investments at fair value using level 1, level 2 and level 3 valuations. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2019 and December 31, 2018:

	At June 30, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Equity investments, at fair value	$149,970	—	—	$215,528	—	—

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

At June 30, 2019 and December 31, 2018, equity investments, at fair value consisted of common equity securities of one entity.

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

The following are the Company’s equity investments, at fair value owned by levels within the fair value hierarchy at June 30, 2019:

	Level 1	Level 2	Level 3	Total
Common Stock	$149,970	$-	$-	$149,970
Total Investments	$149,970	$-	$-	$149,970

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2019, our disclosure controls and procedures were not effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 22, 2019, we entered into a consulting agreement with a consultant in connection with the Company’s marketing and branding of its NFID products. The agreement ends on December 31, 2019 and may be cancelled by either party at any time with thirty day’s written notice. In connection with this consulting agreement, we shall issue 100,000 shares of common stock of the Company to the consultant on a quarterly basis in tranches of 25,000 shares per quarter, commencing on March 31, 2019, and continuing on to the last day of each subsequent quarter in the year 2019. These shares were valued on the January 22, 2019 grant date at $35,000, or $0.35 per common share, based on recent common share sales which shall be amortized over the vesting period. On June 30, 2019, we issued the second tranche of 25,000 shares of our common stock to the consultant.

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

UPPERCUT BRANDS, INC.

Dated: August 13, 2019	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer