Form 10-Q
period 2019-09-30
Uppercut Brands, Inc.
filed 2019-11-13
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2019, 23,492,540 shares of common stock, par value $0.0001 per share, were outstanding.

UPPERCUT BRANDS, INC.

FORM 10-Q

September 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPPERCUT BRANDS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,556	$336,679
Equity investments, at fair value (cost of $0 and $45,336 at September 30, 2019 and December 31, 2018, respectively)	-	215,528
Equity investments, at cost	9,394	12,766
Prepaid expenses and other current assets	23,560	34,031
Inventory	99,580	26,973

Total Current Assets	157,090	625,977

OTHER ASSETS:
Notes receivable, net	200,000	200,000
Intangible asset	29,440	29,440

Total Other Assets	229,440	229,440

Total Assets	$386,530	$855,417

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Note payable - related party	$25,000	$-
Accounts payable and accrued expenses	62,456	25,631
Accrued interest - related party	375	-
Insurance finance loan	-	22,344

Total Current Liabilities	87,831	47,975

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 1,000,000 shares shares designated; 4,000 shares issued and outstanding at September 30, 2019 and December 31, 2018 ($100 per share redemption and liquidation value)	400,000	400,000

STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 23,492,540 and 23,417,450 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2,349	2,342
Additional paid-in capital	2,170,075	2,047,610
Accumulated deficit	(2,273,725)	(1,642,510)

Total Stockholders’ (Deficit) Equity	(101,301)	407,442

Total Liabilities and Stockholders’ (Deficit) Equity	$386,530	$855,417

See accompanying unaudited notes to condensed financial statements.

UPPERCUT BRANDS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

REVENUES	$268	$-	$268	$-

COST OF SALES	82	-	82	-

GROSS PROFIT	186	-	186	-

OPERATING EXPENSES:
Compensation expense	87,485	30,000	203,722	115,000
Professional fees	108,481	36,020	314,702	130,740
Insurance expense	8,174	8,798	24,521	26,396
Bad debt recovery	(6,000)	-	(11,500)	(5,000)
Selling, general and administrative expenses	44,553	6,364	75,687	25,009

Total operating expenses	242,693	81,182	607,132	292,145

LOSS FROM OPERATIONS	(242,507)	(81,182)	(606,946)	(292,145)

OTHER INCOME (EXPENSE):
Interest income	3,083	18	9,129	44
Interest expense	(94)	-	(864)	-
Interest expense - related party	(375)	-	(375)	-
Net realized gain (loss) on equity investments (non-controlled/non-affiliated investments)	92,264	(623,188)	138,032	(101,715)
Net unrealized (loss) gain on equity investments (non-controlled/non-affiliated investments)	(117,852)	506,190	(170,191)	(102,711)

Total other expense, net	(22,974)	(116,980)	(24,269)	(204,382)

NET LOSS	$(265,481)	$(198,162)	$(631,215)	$(496,527)

NET LOSS PER COMMON SHARE:
Basic	$(0.01)	$(0.00)	$(0.03)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	23,467,632	50,104,180	23,442,998	50,089,767
Diluted	23,467,632	50,104,180	23,442,998	50,089,767

See accompanying unaudited notes to condensed financial statements.

UPPERCUT BRANDS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

					Accumulated
				Accumulated	Undistributed Net Realized	Unrealized Appreciation		Total
	Common Stock		Additional Paid In	Net Investment	Gain (Loss) On	(Depreciation) on	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Loss	Investments	Investments	Deficit	(Deficit)

Balance, December 31, 2018	23,417,540	$2,342	$2,047,610	$-	$-	$-	$(1,642,510)	$407,442

Common stock issued for services	25,000	2	8,748	-	-	-	-	8,750

Net loss	-	-	-	-	-	-	(123,523)	(123,523)

Balance, March 31, 2019	23,442,540	2,344	2,056,358	-	-	-	(1,766,033)	292,669

Common stock issued for services	25,000	3	8,747	-	-	-	-	8,750

Accretion of stock options for services	-	-	43,737	-	-	-	-	43,737

Net loss	-	-	-	-	-	-	(242,211)	(242,211)

Balance, June 30, 2019	23,467,540	2,347	2,108,842	-	-	-	(2,008,244)	102,945

Common stock issued for services	25,000	2	8,748	-	-	-	-	8,750

Accretion of stock options for services	-	-	52,485	-	-	-	-	52,485

Net loss	-	-	-	-	-	-	(265,481)	(265,481)

Balance, September 30, 2019	23,492,540	$2,349	$2,170,075	$-	$-	$-	$(2,273,725)	$(101,301)

					Accumulated
				Accumulated	Undistributed Net Realized	Unrealized Appreciation
	Common Stock		Additional Paid In	Net Investment	Gain (Loss) On	(Depreciation) on	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Investments	Investments	Deficit	Equity

Balance, December 31, 2017	50,082,441	$5,009	$1,871,080	$(470,388)	$(651,530)	$448,871	$-	$1,203,042

Net (decrease) increase in net assets resulting from operations	-	-	-	(134,847)	234,251	(81,855)	-	17,549

Balance, March 31, 2018	50,082,441	5,009	1,871,080	(605,235)	(417,279)	367,016	-	1,220,591

Net (decrease) increase in net assets resulting from operations	-	-	-	(76,090)	287,222	(527,046)	-	(315,914)

Balance, June 30, 2018	50,082,441	5,009	1,871,080	(681,325)	(130,057)	(160,030)	-	904,677

Common stock issued for asset acquisition	2,000,000	200	299,800	-	-	-	-	300,000

Adoption of corporation accounting	-	-	-	470,388	651,530	(448,871)	(673,047)	-

Net (decrease) increase in net assets resulting from operations	-	-	-	210,937	(521,473)	608,901	(496,527)	(198,162)

Balance, September 30, 2018	52,082,441	$5,209	$2,170,880	$-	$-	$-	$(1,169,574)	$1,006,515

See accompanying unaudited notes to condensed financial statements.

UPPERCUT BRANDS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(631,215)	$(496,527)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation	122,472	-
Net realized (gain) loss on equity investments	(138,032)	101,715
Net unrealized loss on equity investments	170,191	102,711
Proceeds from sale of equity investments	-	716,338
Bad debt recovery	-	(5,000)
Change in operating assets and liabilities:
Increase in inventory	(72,607)	-
Decrease in prepaid expenses and other current assets	10,471	21,897
Increase (decrease) in accounts payable and accrued expenses	36,825	(9,610)
Increase in accrued interest payable - related party	375	-

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(501,520)	431,524

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable	-	(100,000)
Purchase of equity investment	(5,197)	-
Proceeds from sale of equity investments	191,938	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	186,741	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	25,000	-
Repayment of insurance finance loan	(22,344)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,656	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(312,123)	331,524

CASH AND CASH EQUIVALENTS - beginning of period	336,679	294,591

CASH AND CASH EQUIVALENTS - end of period	$24,556	$626,115

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Interest receivable converted into investments	$-	$16,000
Common stock issued for acquisition of intangible assets and prepaid expenses	$300,000	$-

See accompanying unaudited notes to condensed financial statements.

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

On October 4, 2013, the Company filed a Form N-54A and elected to become a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company previously elected to be treated for federal income tax purpose as a regulated investment company, or (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”). At March 31, 2017, the Company determined that it failed the RIC diversification test since one of the Company’s investments accounted for approximately 78% of the Company’s total assets. The Company did not cure its failure to retain its status as a RIC and the Company will not seek to obtain RIC status again. Accordingly, the Company is subject to income taxes at corporate tax rates.

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

In accordance with ASC 946, the Company is making this change to it financial reporting prospectively, and not restating periods prior to the Company’s change in status to a non-investment company effective September 29, 2018. Accordingly, in this report, the Company refers to both accounting in accordance with U.S. generally accepted accounting principles (GAAP) applicable to corporations (Corporation Accounting), which applies commencing September 29, 2018 and to that applicable to investment companies under the 1940 Act (Investment Company Accounting) which applies to prior periods. However, pursuant to ASC 205 – Presentation of Financial Statements, Section 205-10-50-1, “Changes Affecting Comparability”, certain amounts in the 2018 financial statements have been reclassified to conform to the 2019 presentation. These reclassifications primarily effect the presentation of revenues and expenses in the statements of operations. The schedules of investments are not presented for the nine months ended September 30, 2018. The Company determined that there is no cumulative effect of the change from Investment Company Accounting to Corporation Accounting on periods prior to those presented and that there is no effect on the Company’s financial position or results of operations as a result of this change.

In order to maintain its status as a non-investment company, the Company will now operate so as to fall outside the definition of an “Investment Company” or within an applicable exception. The Company expects to continue to operate outside the definition of an “Investment Company” as a company primarily engaged in the business of developing and selling apparel products.

All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2019, and the results of operations and cash flows for the periods ended September 30, 2019 and 2018 have been included. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2018, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 4, 2019.

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Going Concern

These unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss and cash used in operations of $631,215 and $501,520 for the nine months ended September 30, 2019, respectively.  Additionally, the Company had an accumulated deficit and stockholders’ deficit of $2,273,725 and $101,301 at September 30, 2019, respectively, and has generated minimal revenues under its new business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. If the Company is unable to raise additional capital or secure additional lending in the near future to fund its business plan, management expects that the Company will need to curtail its operations. These unaudited condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the nine months ended September 30, 2019 include the collectability of notes receivable, the valuation of the Company’s equity investments, amortization period and valuation of intangibles, estimates for obsolete inventory, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets and the fair value of shares issued services.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. During 2019 and 2018, the Company had cash balances exceeding the FDIC and SIPC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. At September 30, 2019 and December 31, 2018, the Company had approximately $0 and $86,700, respectively, of cash in excess of FDIC limits.

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

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Equity Investments, at Cost

Equity investments, at cost of $9,394 and $12,766 at September 30, 2019 and December 31, 2018, respectively, comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically. Prior to September 29, 2018, equity investments, at cost were recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of equity investments, at cost that had no ready market were determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry.

Equity Investments, at Fair Value

Through September 29, 2018, on a quarterly basis, the Board of Directors of the Company (the “Board”), in good faith, determined the fair value of equity investments, at fair value in the following manner:

Equity securities which are listed on a recognized stock exchange were valued at the adjusted closing trade price on the last trading day of the valuation period. For equity securities that carry a restriction inherent to the security, a restriction discount was applied, as appropriate. Investments in warrants were valued at fair value using the Black-Scholes option pricing model. Investments in securities, which were convertible at a date in the future, were valued assuming a full conversion into common shares and valued based on the methodology for equity securities described above, or at the respective investment’s face value, whichever is a better indicator of fair value. Investments in unlisted securities were valued using a market approach net of the appropriate discount for lack of marketability.

Investments without a readily determined market value were primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company took into account in fair value pricing the Company’s investments included, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors.

Because there was not a readily available market value for some of the investments in its portfolio, the Company valued certain of its portfolio investments at fair value as determined in good faith by the Board, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments fluctuated from period to period. Additionally, the fair value of the Company’s investments differed significantly from the values that would have been used had a readily available market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

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

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Product sales are recognized when the product is shipped to the customer and title is transferred and are recorded net of any discounts or allowances.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation ”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company utilizes the Black-Sholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history.

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

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of September 30, 2019 and December 31, 2018 that would require either recognition or disclosure in the accompanying condensed financial statements.

Net (Loss) Income per Common Share

Basic (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the as-if converted method. Potentially dilutive securities which included convertible preferred shares and stock options are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three and nine months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Convertible preferred stock	2,000,000	2,000,000
Stock options	300,000	-

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

The carrying amounts reported in the balance sheets for cash, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses, and insurance finance loan approximate their fair market value based on the short-term maturity of these instruments.

Equity investments, at fair value

The Company accounted for certain equity investments at fair value using level 1, level 2 and level 3 valuations. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2019 and December 31, 2018:

	At September 30, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Equity investments, at fair value	$—	—	—	$215,528	—	—

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

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

The following are the Company’s equity investments, at fair value owned by levels within the fair value hierarchy at September 30, 2019:

	Level 1	Level 2	Level 3	Total
Common Stock	$-	$-	$-	$-
Total Investments	$-	$-	$-	$-

The following are the Company’s equity investments, at fair value owned by levels within the fair value hierarchy at December 31, 2018:

	Level 1	Level 2	Level 3	Total
Common Stock	$215,528	$-	$-	$215,528
Total Investments	$215,528	$-	$-	$215,528

At September 30, 2019 and December 31, 2018, equity investments, at fair value consisted of the following components:

	September 30, 2019	December 31, 2018
Equity investments, at original cost	$-	$45,336
Gross unrealized appreciation	-	170,192
Equity investments, at fair market value	$-	$215,528

Equity investments, at cost

At September 30, 2019 and December 31, 2018, equity investments, at cost of $9,394 and $12,766, respectively, comprised mainly of non-marketable capital stock, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

NOTE 4 – INVENTORY

At September 30, 2019 and December 31, 2018, inventory, including leather footwear finished goods, fabric, and t-shirts, consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$69,757	$-
Finished goods	29,823	26,973
Inventory	$99,580	$26,973

NOTE 5 – NOTES RECEIVABLE

On September 28, 2018, the Company and the Seller executed a two-year promissory note receivable agreement with a principal balance of $200,000 of which $100,000 was funded to the Seller in September 2018 and the remaining $100,000 was funded in October 2018. The terms of the promissory note include an interest rate of 6% and the Company shall be repaid in interest only payments on a quarterly basis, until the maturity date of September 27, 2020, at which time the full principal and any interest payments will be due to the Company. At the time the promissory note receivable agreement was executed, the Company also executed a Security Interest and Pledge Agreement with the borrower. Pursuant to the Security Interest and Pledge Agreement, the borrower has pledged all of the assets of its company as security for the performance of the note obligations. To date the Seller has not made any payments of interest. The Company and the Seller are in negotiations to settle this secured note receivable and related interest. As such settlement may include the receipt of unregistered shares of the Seller, the Company shall continue to reflect this balance as a non-current asset.

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

At September 30, 2019 and December 31, 2018, notes receivable, net consisted of the following:

	September 30, 2019	December 31, 2018
Principal amounts of note receivable	$250,000	$250,000
Less: allowance for doubtful accounts	(50,000)	(50,000)
Notes receivable, net	$200,000	$200,000

NOTE 6 – INTANGIBLE ASSETS

At September 30, 2019 and December 31, 2018, intangible assets consisted of the following:

	Useful life	September 30, 2019	December 31, 2018
Trademarks	N/A	$29,440	$29,440

NOTE 7 – REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK

In April 2013, pursuant to a Series A Preferred Stock Purchase Agreement (the “Preferred Stock Agreement”), the Company issued 4,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) for $400,000. Holders of Preferred Stock vote together with holders of Common Stock on an as-converted basis. Each share of Preferred Stock is currently convertible into 500 shares of common stock at the option of the holder (subject to a 9.99% beneficial ownership limitation) based on a conversion formula (the Stated Value, currently $100, divided by the Conversion Rate, currently $0.20). The Conversion Rate may be adjusted upon the occurrence of stock dividends or stock splits or subsequent equity sales at a price lower than the current conversion rate. Each share has a $100 liquidation value. The holders of Preferred Stock are entitled to receive dividends on an as-converted basis if paid on Common Stock.

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

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

NOTE 8 - NOTE PAYABLE – RELATED PARTY

On September 16, 2019, the Company entered into a Promissory Note Agreement (the “Note”) with the Company’s chief executive officer in the amount of $25,000. The Note bearing at 6% per annum, is unsecured, and all principal and interest amounts outstanding are due on or before November 15, 2019. For the nine months ended September 30, 2019 and 2018, interest expense related to this Note amounted to $375 and $0, respectively.

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

Common stock issued for services

On January 22, 2019, the Company entered into a consulting agreement with a consultant in connection with the Company’s marketing and branding of its NFID products. The agreement ends on December 31, 2019 and may be cancelled by either party at any time with thirty days’ written notice. For services rendered, the Company shall pay the consultant an initial payment of $25,000. Additionally, beginning on April 1, 2019, the Company shall pay the consultant $5,000 per month through December 2019. Additionally, the Company shall issue 100,000 shares of common stock of the Company to the consultant on a quarterly basis in tranches of 25,000 shares per quarter, commencing on March 31, 2019, and continuing on to the last day of each subsequent quarter in the year 2019. These shares were valued on the January 22, 2019 grant date at $35,000, or $0.35 per common share, based on recent common share sales which shall be amortized over the vesting period. For the three and nine months ended September 30, 2019, the Company recorded stock-based professional fees of $8,750 and $26,250, respectively. Through September 30, 2019, the Company issued 75,000 shares of its common stock to the consultant. Total unrecognized compensation expense related to these shares at September 30, 2019 amounted to $8,750.

Stock options

Pursuant to a six month employment agreement with the Company’s chief executive officer (the “Executive”) dated April 15, 2019 (the “Effective Date”), the Company agreed to grant to Executive an option (the “Option’’) to purchase up to 200,000 shares of the Company’s common stock at an exercise price equal to par value of the Company’s common stock of $0.0001 per share, of which 100,000 vested on April 15, 2019 and 100,000 shall vested on July 15, 2019. Should the Company terminate this employment agreement, the right to purchase shares shall cease as of the date of termination.

Pursuant to a six month employment agreement dated April 15, 2019 (the “Effective Date”), the Company agreed that an executive officer of the Company will be granted an option (the “Option’’) to purchase up to 100,000 shares of the Company’s common stock at an exercise price equal to par value of the Company’s common stock of $0.0001 per share, of which 50,000 vested on April 15, 2019 and 50,000 vested on July 15, 2019. Should the Company terminate this agreement, the right to purchase shares shall cease as of the date of termination.

The options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 2.37%, expected dividend yield of 0%, expected option term of 5 years using the simplified method and expected volatility of 74% based on comparable volatility. The aggregate grant date fair value of these awards amounted to $104,970 as of September 30, 2019.

For the nine months ended September 30, 2019, the Company recorded $96,222 of compensation expense related these stock options. Total unrecognized compensation expense related to stock options at September 30, 2019 amounted to $8,748. The weighted average period over which remaining stock-based compensation expense related to these options will be recognized is approximately four months.

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Stock option activities for the nine months ended September 30, 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2018	-	-
Granted	300,000	0.0001
Forfeited	-	-
Balance Outstanding, September 30, 2019	300,000	$0.0001	4.7	$149,970
Exercisable, September 30, 2019	300,000	$0.0001	4.7	$149,970

NOTE 10 – SUBSEQUENT EVENTS

In October 2019, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with accredited investors. Pursuant to the terms of the Purchase Agreements, the Company issued and sold to investors a convertible promissory note in the aggregate principal amount of $330,000 (the “Notes”), and a warrant to purchase up to 1,650,000 shares of the Company’s common stock (the “Warrants”). The Company received net proceeds of $295,000, net of origination issue discount of $30,000 and fees of $5,000. The Notes are due and payable in October 2020. Prior to an Event of Default, no interest shall accrue on these Notes.

At any time after the Original Issue Date, until the respective Note is no longer outstanding, the Notes shall be convertible, in whole or in part, into shares of the Company’s common stock at the option of the Holder, at any time and from time to time. In accordance with the Purchase Agreements and the Notes, subject to the adjustments as defined in the Purchase Agreements and Notes. The conversion price (the “Conversion Price”) shall be equal to $0.20. The Company may prepay the Notes at any time prior to its six-month anniversary, subject to pre-payment charges as detailed in the Note. Upon every conversion, the Company shall deliver an additional $1,250 worth of shares (as calculated by the Conversion Price in effect on the conversion notice being honored) to cover the Holder’s expenses and deposit fees associated with each notice of conversion.

The Purchase Agreements and Notes contain customary representations, warranties and covenants, including certain restrictions on the Company’s ability to sell, lease or otherwise dispose of any significant portion of its assets. The Investor also will be entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights that the Holder could have acquired if the Holder had held the number of shares of common stock acquirable upon complete conversion of the Note. The Investor’s also has the right of first refusal with respect to any future equity (or debt with an equity component) offerings conducted by the Company until the 12-month anniversary of the Closing. The Purchase Agreements and the Notes also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, bankruptcy or insolvency proceedings, and delinquency in periodic report filings with the Securities and Exchange Commission. Upon the occurrence of an event of default, the Investor’s may declare the outstanding obligations due and payable at significant applicable default rates and take such other actions as set forth in the Note.

The Company shall issue to each investor at the closing, that number of shares of its common stock equal to 14% of the aggregate amount paid by the Investor for the Notes purchased, priced at the closing price of the Company’s common stock on the day prior to the closing, as a due diligence fee. In connection with due diligence fee, the Company shall issue 86,667 shares of its common stock to the investors. These shares were valued at $42,000 using the closing price of the Company’s common stock on the day prior to the closing which ranged from $0.35 to $0.60 per share, and the amount was recorded as a debt discount and an increase in equity.

The Warrants are exercisable at any time on or after the date of the issuance and entitles the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrant, the holders are entitled to exercise the Warrant to purchase up to 1,650,000 shares of the Company’s common stock at an exercise price of $0.20, subject to customary adjustments as detailed in the Warrant.

This Note and related Warrants include a down-round provision under which the Note conversion price and warrant exercise price could be affected on a full-ratchet basis by future equity offerings undertaken by the Company.

In connection with the issuance of the Note and Warrants, the Company determined that the terms of the Notes and Warrants contain terms that are fixed monetary amounts at inception and accordingly, were not considered derivatives. The fair value of the warrants was determined using the Binomial valuation model. In connection with the issuance of the warrants, on the measurement date, the relative fair value of the warrants and the beneficial conversion feature of $253,000 was recorded as a debt discount and an increase in paid-in capital.

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

As a result of the APA, the Company has elected to no longer be deemed a “Business Development Company” as defined by the Investment Company Act of 1940, as amended from time to time (the “Act”). The withdrawal was generally approved by the shareholders of the Company on April 11, 2017, as evidenced on the Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed on June 5, 2017. The Board, under authority granted by the shareholders, approved the withdrawal on September 27, 2018. On September 28, 2018, we filed Form N-54C, officially withdrawing our election to be subject to sections 55 through 65 of the Act, whereas we have changed the nature of our business so as to cease to be a business development company. Accordingly, as of September 30, 2019 and December 31, 2018, the financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”).

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

We are developing NFID as an exclusive brand of clothing consisting initially of sweatshirts, hoodies, pants, t-shirts, and hats. Our clothing brand will feature non-binary work wear-inspired clothing for the revolutionarily-spirited person.

Going concern

Our condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss and cash used in operations of $631,215 and $501,520 for the nine months ended September 30, 2019, respectively. Additionally, we had an accumulated deficit and stockholders’ deficit of $2,273,725 and $101,301 at September 30, 2019, respectively, and have generated minimal revenues under our new business plan. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. If we are unable to raise additional capital or secure additional lending in the near future to fund our business plan, management expects that we will need to curtail our operations. Our condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

NFID.com started to launch its apparel business during the third quarter this year and began to generate minimal revenues.

Equity Investments

At September 30, 2019 and December 31, 2018, equity investments, at cost of $9,394 and $12,766, respectively, comprised mainly of nonmarketable common stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

During the nine months ended September 30, 2019, we sold all of our remaining equity investment in Ipsidy Inc. (“IDTY”) held by us. The proceeds from the sale of IDTY were used for working capital purposes.

Results of Operations

The following table summarizes the results of operations for the three and nine months ended September 30, 2019 and 2018 were based primarily on the comparative unaudited condensed financial statements, footnotes and related information for the periods identified and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Revenues	$268	$-	$268	$-
Cost of sales	(82)	-	(82)	-
Operating expenses	(242,693)	(81,182)	(607,132)	(292,145)
Loss from operations	(242,507)	(81,182)	(606,946)	(292,145)
Other expense, net	(22,974)	(116,980)	(24,269)	(204,382)
Net loss	$(265,481)	$(198,162)	$(631,215)	$(496,527)

Revenues

During the three and nine months ended September 30, 2019, we generated minimal revenues from operations. We did not generate revenues during the 2018 periods.

Operating Expenses

For the three and nine months ended September 30, 2019 and 2018, total operating expenses consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Compensation expense	$87,485	$30,000	$203,722	$115,000
Professional fees	108,481	36,020	314,702	130,740
Insurance expense	8,174	8,798	24,521	26,396
Bad debt recovery	(6,000)	-	(11,500)	(5,000)
General and administrative expenses	44,553	6,364	75,687	25,009

Total operating expenses	$242,693	$81,182	$607,132	$292,145

●	Compensation expense:

For the three months ended September 30, 2019, compensation expense increased by $57,485, or 191.6%, as compared to the three months ended September 30, 2018. During the three months ended September 30, 2019, we incurred stock-based compensation expense of $52,485 as compared to $0 during the three months ended September 30, 2018.

For the nine months ended September 30, 2019, compensation expense increased by $88,722, or 77.2%, as compared to the nine months ended September 30, 2018. This increase was attributable to an increase in stock-based compensation of $96,222 offset by a decrease in compensation expense of $7,500. During the nine months ended September 30, 2019, we incurred stock-based compensation expense of $96,222 as compared to $0 during the nine months ended September 30, 2018.

●	Professional fees:

For the three months ended September 30, 2019, professional fees increased by $72,461, or 201.2%, as compared to the three months ended September 30, 2018. The increase was attributable to an increase in consulting fee of $75,975, of which $17,500 was stock based compensation, related to marketing and advisory services related to our new NFID clothing product line, and an increase in legal fees of $4,450, offset by a decrease in accounting and auditing fees of $7,964.

For the nine months ended September 30, 2019, professional fees increased by $183,962, or 140.7%, as compared to the nine months ended September 30, 2018. The increase was attributable to an increase in consulting fee of $185,215, of which $26,250 was stock based compensation, related to marketing and advisory services related to our new NFID clothing product line.

●	Insurance expense:

For the three months ended September 30, 2019, insurance expense decreased by $624, or 7.1%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, insurance expense decreased by $1,2875, or 7.1%, as compared to the nine months ended September 30, 2018.

●	Bad debt recovery:

For the three months ended September 30, 2019 and 2018, we recorded bad debt recovery from the receipt of proceeds of $6,000 and $0 from the collection of a previously written off note receivable deemed uncollectible, respectively. For the nine months ended September 30, 2019 and 2018, we recorded bad debt recovery from the receipt of proceeds of $11,500 and $5,000 from the collection of a previously written off note receivable deemed uncollectible, respectively.

●	General and administrative expenses:

General and administrative expenses consist of product development expenses, transfer agent fees, filing fees, custodian fees, bank service charges, travel expenses, and other fees and expenses. For the three months ended September 30, 2019, general and administrative expenses increased by $38,189, or 600.1%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, general and administrative expenses increased by $50,678, or 202.6%, as compared to the nine months ended September 30, 2018. The increase in general and administrative expenses was primarily attributed to an increase in product development expense, marketing expense, travel expenses and other expenses related to our new business operations offset be a decrease in custody fees.

Loss from Operations:

For the three months ended September 30, 2019 and 2018, loss from operations amounted to $242,507 and $81,182, respectively, an increase of $161,325, or 198.7%. For the nine months ended September 30, 2019 and 2018, loss from operations amounted to $606,946 and $292,145, respectively, an increase of $314,801, or 107.8%. The increase was primarily a result of the changes in operating expenses discussed above.

Other (Expenses) Income:

For the three months ended September 30, 2019 and 2018, other expenses, net amounted to $22,974 and $116,980, respectively, a decrease of $94,006, or 80.4%. For the nine months ended September 30, 2019 and 2018, other expenses, net amounted to $24,269 and $204,382, respectively, a decrease of $180,113, or 88.1%.

●	Interest income:

For the three months ended September 30, 2019 and 2018, we earned interest income of $3,083 and $18, respectively. For the nine months ended September 30, 2019 and 2018, we earned interest income of $9,129 and $44, respectively. The increase in interest income was attributable to an increase in income-earning notes receivable.

●	Net realized gain on investments:

For the three months ended September 30, 2019 and 2018, we disposed of or permanently impaired certain equity investments recognizing a net realized gain (loss) of $92,264 and $(623,188), respectively. For the nine months ended September 30, 2019 and 2018, we disposed of or permanently impaired certain equity investments recognizing a net realized gain (loss) of $138,032 and $(101,715), respectively. For the three and nine months ended September 30, 2019, net realized gain of equity investments was attributed to a gain of $95,971 and $141,739 from the sale of Ipsidy, Inc., respectively. During the three months ended September 30, 2018, we recognized a net realized loss of $54,001 which consisted of gains of $32,973 from the sale of Ipsidy, Inc. offset by a realized loss of $86,974 from the expiration or write off of certain debentures and warrants. Additionally, we recorded a realized loss of $569,187 related to the permanent write down of nonmarketable equity securities. During the nine months ended September 30, 2018, we recognized a net realized gain of $467,472 which consisted of realized gains of $648,715 from the sale of Ipsidy, Inc. offset by a realized loss of $32,730 from the sale of our investment in Orbital Tracking Corp. and a realized loss of $148,513 due to the expiration or write off of certain debentures and warrants. Additionally, we recorded a realized loss of $569,187 related to the permanent write down of nonmarketable equity securities.

●	Net change in unrealized gain (loss) on investments:

At September 30, 2019 and December 31, 2018, we had a cost basis in our equity investment, at fair value of $0 and $45,336, respectively, with a fair market value of $0 and $215,528, respectively.

For the three months ended September 30, 2019, we recognized a net unrealized (loss) on equity investments of $(117,852) as compared to a net unrealized gain on equity investments of $506,190 for the three months ended September 30, 2018, a change of $624,042, or 123.3%. For the nine months ended September 30, 2019, we recognized a net unrealized loss on equity investments of $170,191 as compared to a net unrealized loss on equity investments of $102,711 for the nine months ended September 30, 2018, an increase of $67,480, or 65.7%. During the three and nine months ended September 30, 2019, we recorded an unrealized (loss) gain on equity investments attributable to our analysis of the fair value of our investment in Ipsidy, Inc. and attributable to the reversal of previously recorded unrealized gains upon sales of Ipsidy. During the three months ended September 30, 2018, based on our analysis of the fair value of our investments in Ipsidy, Inc. coupled with the reversal of unrealized gains upon sales of Ipsidy common shares we recorded an unrealized loss of approximately $63,000. Additionally, due to the permanent write down of nonmarketable securities, we reversed previously recorded unrealized losses amounting $569,187 and we and accordingly, recorded an unrealized gain of $569,187. During the nine months ended September 30, 2018, based on our analysis of the fair value of our investments in Ipsidy, Inc., the reversal of unrealized gains upon sales of Ipsidy common shares, and the reversal of unrealized losses on expired warrants and debentures, we recorded an unrealized loss of approximately $672,000. Additionally, due to the permanent write down of nonmarketable securities, we reversed previously recorded unrealized losses amounting $569,187 and accordingly, we recorded an unrealized gain of $569,187.

Net Loss:

For the three months ended September 30, 2019 and 2018, net loss amounted to $265,481, or $0.01 per common share (basic and diluted), and $198,162, or $0.00 per common share (basic and diluted), respectively, an increase of $67,319, or 34.0%. For the nine months ended September 30, 2019 and 2018, net loss amounted to $631,215, or $0.03 per common share (basic and diluted), and $496,527, or $0.01 per common share (basic and diluted), respectively, an increase of $134,688, or 27.1%. These changes were a result of the changes in operating expenses and other income (expenses) discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $69,259 and $24,556 in cash and cash equivalents as of September 30, 2019 and working capital of $578,002 and $336,679 in cash and cash equivalents as of December 31, 2018.

			Nine Months Ended September 30, 2019
	September 30, 2019	December 31, 2018	Change	Percentage Change
Working capital:
Total current assets	$157,090	$625,977	$(468,887)	(74.9)%
Total current liabilities	(87,831)	(47,975)	(39,856)	(83.1)%
Working capital:	$69,259	$578,002	$(508,743)	(88.0)%

The decrease in working capital was primarily attributable to a decrease in current assets of $468,887 primarily attributable to a decrease in cash of $312,123, a decrease in equity investments, at fair value of $215,528, and an increase in current liabilities of $39,856, offset by an increase in inventory of $72,607.

In October 2019, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with accredited investors. Pursuant to the terms of the Purchase Agreements, we issued and sold to investors a convertible promissory note in the aggregate principal amount of $330,000 (the “Notes”), and a warrant to purchase up to 1,650,000 shares of the Company’s common stock (the “Warrants”). We received net proceeds of $295,000, net of origination issue discount of $30,000 and fees of $5,000. The Notes are due and payable in October 2020. Prior to an Event of Default, no interest shall accrue on these Notes.

At any time after the Original Issue Date until the respective Note is no longer outstanding, the Notes shall be convertible, in whole or in part, into shares of our common stock at the option of the Holder, at any time and from time to time. In accordance with the Purchase Agreements and the Notes, subject to the adjustments as defined in the Purchase Agreements and Notes. The conversion price (the “Conversion Price”) shall be equal to $0.20. We may prepay the Notes at any time prior to its six-month anniversary, subject to pre-payment charges as detailed in the Note. Upon every conversion, we shall deliver an additional $1,250 worth of shares (as calculated by the Conversion Price in effect on the conversion notice being honored) to cover the Holder’s expenses and deposit fees associated with each notice of conversion.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by operating activities	$(501,520)	$431,524
Net cash provided by (used in) investing activities	186,741	(100,000)
Net cash provided by financing activities	2,656	-
Net (decrease) increase in cash	$(312,123)	$331,524

Net Cash (Used in) Provided by Operating Activities:

Net cash flow (used in) provided by operating activities was $(501,520) for the nine months ended September 30, 2019 as compared to $431,524 for the nine months ended September 30, 2018, a change of $933,044.

●	Net cash flow used in operating activities for the nine months ended September 30, 2019 primarily reflected a net loss of $631,215 adjusted for the add-back on non-cash items such as stock-based compensation of $122,472, net realized gain on equity investments of $138,032, and a net unrealized loss on equity investments of $170,191, and changes in operating asset and liabilities consisting of an increase in inventory of $72,607, a decrease in prepaid expenses and other current assets of $10,471, and an increase in accounts payable and accrued expenses of $36,825.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2018 was primarily attributable to the receipt of proceeds from the sale of equity investments of $716,338 offset by cash used for operations of $284,814.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $186,741 for the nine months ended September 30, 2019 and consisted of proceeds from the sale of equity securities of $191,938 offset by the purchase of equity investment, at fair value of $5,197. Net cash used in investing activities was $100,000 for the nine months ended September 30, 2018 and consisted of an increase in note receivable.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $2,656 for the nine months ended September 30, 2019 as compared to $0 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we received proceeds from note payable – related party of $25,000 and repaid $22,344 of an insurance finance loan.

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

Equity investments, at fair value

The Company accounted for certain equity investments at fair value using level 1, level 2 and level 3 valuations. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2019 and December 31, 2018:

	At September 30, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Equity investments, at fair value	$-	—	—	$215,528	—	—

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation ”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company utilizes the Black-Sholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2019, our disclosure controls and procedures were not effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 22, 2019, we entered into a consulting agreement with a consultant in connection with the Company’s marketing and branding of its NFID products. The agreement ends on December 31, 2019 and may be cancelled by either party at any time with thirty day’s written notice. In connection with this consulting agreement, we shall issue 100,000 shares of common stock of the Company to the consultant on a quarterly basis in tranches of 25,000 shares per quarter, commencing on March 31, 2019, and continuing on to the last day of each subsequent quarter in the year 2019. These shares were valued on the January 22, 2019 grant date at $35,000, or $0.35 per common share, based on recent common share sales which shall be amortized over the vesting period. On September 30, 2019, we issued the third tranche of 25,000 shares of our common stock to the consultant.

The shares were deemed restricted and were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

10.1	Form of Securities Purchase Agreement, dated October 2019, between Uppercut Brands, Inc., and Investors

10.2	Form of convertible note agreement with Investors

10.3	Form of Warrant

31.1	Rule 13a-14(a)/15d14(a) Certifications of Principal Executive Officer and Principal Financial Officer*

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPPERCUT BRANDS, INC.

Dated: November 13, 2019	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer