Form 10-K
period 2019-12-31
Uppercut Brands, Inc.
filed 2020-03-20
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [          ] to [         ]

Commission file number: 000-54872

UPPERCUT BRANDS, INC.
(Name of Registrant as Specified in Its Charter)

Delaware	27-3046338
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

560 Sylvan Avenue, Suite 3160, Englewood Cliffs, New Jersey	07632
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 400-9031

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
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

The aggregate market value of the voting common equity held by non-affiliates as of June 28, 2019, based on the closing sales price $0.40 of the common stock as quoted on the OTCPK was $7,128,443. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 20, 2020, there were 23,604,207 shares of common stock, par value $0.0001 per share, issued and 23,604,207 shares of common stock outstanding.

UPPERCUT BRANDS, INC.

FORM 10-K

December 31, 2019

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

ii

PART I

The following discussion should be read in conjunction with our financial statements and the related notes to the financial statements that appear elsewhere in this Report.

Unless the context provides otherwise, when we refer to the “Company,” “we,” “our,” or “us” in this Form 10-K, we are referring to Uppercut Brands, Inc.

ITEM 1.	BUSINESS

Overview

On September 29, 2018 (the “Closing Date”), we entered into an Asset Purchase Agreement (“APA”) with Blind Faith Concepts Holdings, Inc. a Nevada corporation (the “Seller”) whereby we completed the acquisition of 100% of the assets of “NFID” from the Seller. We have developed NFID as an exclusive brand of clothing consisting initially of sweatshirts, hoodies, t-shirts, jackets, and hats. Our clothing brand features non-binary work wear-inspired clothing for the revolutionarily-spirited person.

We have developed the streetwear apparel brand, NFID, which stands for “No Found Identification”. The streetwear collection is inspired by music, fashion and captures the social consciousness of popular culture. The brand unapologetically celebrates the freedom of choice and expression. Generational political shifts have changed the way younger generations express and interpret gender, particularly in youth subculture and countercultural movements. While today’s youth culture rebellion is gender neutral, there is no single brand providing a uniform for the expression of that rebellion.

Our Business

Product and Service Offerings

Branded hooded sweatshirts, shirts, jackets, and hats are the initial product launches. The business model is uses concepts of “Less is More” and utilizes social media and the “Have to Have” market. This is achieved through limited quantities and styles released strategically to generate maximum trending on social media platforms.

Combining the right product with a branding message around unisex, the MeToo Movement, Times Up, and various current issues, the company is investigating possible alignments with a notable charity organization to further leverage is recognition as a socially relevant new brand.

Commercial Market Strategy

Our strategy involves developing the NFID brand through a direct to consumer (“DTC”) sales model, fed into by parallel digital marketing strategies, including collaboration with established brands throughout industry categories as well as seeding to celebrities/social media influencer sponsorships and viral product placement.

Parallel to this strategy is a series of targeted influencers. We plan on leveraging relationships with core social media influencers of youth culture’s rebellion who have strong voices in the streetwear community.

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
Serial # 87939273 – filing date May 29, 2018

Corporate Background

Uppercut Brands, Inc. was incorporated under its original name Gold Swap, Inc. under the laws of the State of New York on July 13, 2010. On December 11, 2012, shareholders approved changing the Company’s state of incorporation from New York to Delaware by the merger of Gold Swap with and into its wholly-owned subsidiary, Point Capital, Inc., and to change the name of the Company from “Gold Swap Inc.” to “Point Capital, Inc.” The merger was effective on January 24, 2013. On May 21, 2019, we amended our articles of incorporation with the State of Delaware to change the Company’s name to Uppercut Brands, Inc.

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

Governance

Our Board of Directors monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers. Among other things, our Board of Directors approves the appointment of our officers, reviews and monitors the services and activities performed by our officers and provides overall risk management oversight.

Employees

We currently have one employee, our Chief Executive Officer. Our chief executive officer is also a director and our Chief Financial Officer.  All functions including development, strategy, negotiations and administration are currently being provided by our executive officers or outsourced to service providers. Our officer and directors do not work exclusively for us and do not devote all of their time to our operations. Their other activities prevent them from devoting their full-time to our operations.

Material U.S. Federal Income Tax Considerations

From incorporation through December 31, 2013, we were treated as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). From January 1, 2014 to December 31, 2016, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code. As discussed below, since March 31, 2017, we failed the RIC diversification test. As of December 31, 2019 and through the date of this report, we had not cured our failure to retain our status as a RIC and we will not retain our RIC status. Accordingly, beginning in 2017, we are subject to income taxes at corporate tax rates.

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

Market Information

Effective on July 22, 2019, our common stock is quoted on the OTC Pink under the symbol “UCUT”. Prior to July 22, 2019, our common stock was quoted on the OTC Pink under the symbol “PTCI”. Trading in OTC Pink stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock. Our common stock does not have an established public trading market.

The following table sets forth the range of high and low sales prices of our common stock as reported on the OTC Pink Market for 2019 and 2018. As our common stock is thinly traded, the numbers may not reflect actual market value for our common stock.

Quarter Ended	High	Low
December 31, 2019	$0.60	$0.34
September 30, 2019	$0.76	$0.35
June 30, 2019	$0.49	$0.40
March 31, 2019	$1.00	$0.40
December 31, 2018	$1.50	$0.22
September 30, 2018	$1.50	$1.50
June 30, 2018	$1.50	$0.20
March 31, 2018	$0.20	$0.20

Security Holders

As of March 20, 2020, there were 23,604,207 shares of common stock issued and outstanding, which were held by approximately 87 stockholders of record.

We are authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of blank check preferred stock, of which 1,000,000 are designated as Series A Convertible Preferred Stock and 2,000 shares were designated as Series B Convertible Preferred Stock.

Series A Convertible Preferred Stock

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

The Company has the right to force conversion of all or a part of the issued and outstanding shares of Preferred Stock (i) if there is an effective registration statement which includes the resale of the common stock underlying the Preferred Stock, or such stock is freely resalable under Rule 144; (ii) the volume weighted average price exceeds $0.40 per share; and (iii) the average daily volume of the common stock exceeds $25,000. The Company also has the right under certain conditions to redeem all or some of the outstanding shares of Preferred Stock for $100 per share.

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

Series B Convertible Preferred Stock

In November 2019, we filed an Amendment to our Articles of Incorporation to designate a series of preferred stock, the Series B Convertible Preferred Stock, with the Secretary of State of the State of Delaware.

The Certificate of Designations established 2,000 shares of the Series B Preferred Stock, par value $0.0001, having such designations, preferences, and rights as determined by the Company’s Board of Directors in its sole discretion, in accordance with the Company’s Articles of Incorporation and Amended and Restated Bylaws. The Certificate of Designations, Preferences, Rights, and Limitations of Series B Convertible Preferred Stock (“Certificate of Designations”) provides that the Series B Convertible Preferred Stock shall have no right to vote on any matters on which the common shareholders are permitted to vote. However, as long as any shares of Series B Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend this Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the Series B Preferred Stock, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (d) increase the number of authorized shares of Series B Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing. The Series B Convertible Preferred Stock ranks senior with respect to dividends and right of liquidation to the Company’s common stock and junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company and existing and outstanding preferred stock of the Company. Each share of Series B Preferred Stock shall have a stated value of $1,000 (the “Stated Value”).

Except for stock dividends or distributions for which adjustments are to be made pursuant to the certificate of designation, Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Company’s common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of Series B Preferred Stock.

The Holder of Series B Preferred stock shall have the right from time to time, and at any time after the original issue date, to convert all or any part of the outstanding Series B Preferred Stock into the Company’s common stock. The conversion price (the “Conversion Price”) shall equal $0.20 per share (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).

If, at any time while the Series B Preferred Stock is outstanding, the Company, as applicable sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any Person to acquire shares of common stock at an effective price per share that is lower than the then Conversion Price (such lower price, the "Base Conversion Price" and such issuances, collectively, a "Dilutive Issuance") (if the holder of the Common Stock or Common Stock Equivalents so issued shall at any time, whether by operation of purchase price adjustments, reset provisions, floating conversion, exercise or exchange prices or otherwise, or due to warrants, options or rights per share which are issued in connection with such issuance, be entitled to receive shares of Common Stock at an effective price per share that is lower than the Conversion Price, such issuance shall be deemed to have occurred for less than the Conversion Price on such date of the Dilutive Issuance), then simultaneously with the consummation (or, if earlier, the announcement) of each Dilutive Issuance the Conversion Price shall be reduced to equal the Base Conversion Price. In addition, if at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of common stock (the "Purchase Rights"), then the Holder will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the Holder could have acquired if the Holder had held the number of shares of common stock acquirable upon complete conversion of such Holder's Series A Preferred Stock.

On November 29, 2019, we entered into Series B Preferred Stock Purchase Agreements with accredited investors whereby the investors agreed to purchase an aggregate of 115 unregistered shares of the Company’s Series B Preferred stock for $115,000, or $1,000 per share. In November 2019, we received the cash proceeds of $110,000, net of fees of $5,000. In connection with the sale of Series B preferred shares, we issued 575,000 warrants to purchase 575,000 common shares at $0.20 per share. subject to adjustment on terms similar to the Series B preferred shares.

In connection with the issuance of these Series B preferred shares and Warrants, we determined that the terms of the Series B preferred shares and related warrants contain terms that are fixed monetary amounts at inception and accordingly, were not considered derivatives.

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

On January 22, 2019, we entered into a consulting agreement with a consultant in connection with our marketing and branding of our NFID products. The agreement ended on December 31, 2019. For services rendered, we issued 100,000 shares of common stock of the Company to the consultant on a quarterly basis in tranches of 25,000 shares per quarter, commencing on March 31, 2019, and continuing on to the last day of each subsequent quarter in the year 2019. These shares were valued on the January 22, 2019 grant date at $35,000, or $0.35 per common share, based on recent common share sales which was amortized over the vesting period. Through December 31, 2019, the Company issued 100,000 shares of its common stock to the consultant. The shares were deemed restricted and were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Equity Compensation Plans

Currently, we do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based and actual results may differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report and in other reports we file with the Securities and Exchange Commission.

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

As a result of the APA, the Company has elected to no longer be deemed a “Business Development Company” as defined by the Investment Company Act of 1940, as amended from time to time (the “Act”). The withdrawal was generally approved by the shareholders of the Company on April 11, 2017, as evidenced on the Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed on June 5, 2017. The Board, under authority granted by the shareholders, approved the withdrawal on September 27, 2018. On September 28, 2018, we filed Form N-54C, officially withdrawing our election to be subject to sections 55 through 65 of the Act, whereas we have changed the nature of our business so as to cease to be a business development company. Accordingly, as of December 31, 2019 and 2018, the accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”).

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

We are developing NFID as an exclusive brand of clothing consisting initially of sweatshirts, hoodies, pants, t-shirts, jackets, and hats. Our clothing brand will feature non-binary work wear-inspired clothing for the revolutionarily-spirited person.

Going concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $1,013,294 and $969,463 for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, we used cash in operations of $794,324. Additionally, we had an accumulated deficit and stockholders’ deficit of $2,655,804 and $22,892 at December 31, 2019 and have generated minimal revenues under our new business plan. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. If we are unable to raise additional capital or secure additional lending in the near future to fund our business plan, management expects that we will need to curtail our operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Strategy

The Company has developed the streetwear apparel brand, NFID, which stands for “No Found Identification.” The streetwear collection is inspired by music, fashion and captures the social consciousness of popular culture. The brand unapologetically celebrates the freedom of choice and expression. Generational political shifts have changed the way younger generations express and interpret gender, particularly in youth subculture and countercultural movements. While today’s youth culture rebellion is gender neutral, there is no single brand providing a uniform for the expression of that rebellion.

Branded hooded sweatshirts, shirts, jackets, and hats are our initial product launch. The business model is uses concepts of “Less is More” and utilizes social media and the “Have to Have” market. This is achieved through limited quantities and styles released strategically to generate maximum trending on social media platforms.

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

Equity Investments

At December 31, 2019 and 2018, equity investments, at cost of $9,394 and $12,766, respectively, comprised mainly of nonmarketable common stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

During the year ended December 31, 2019, we sold all of our remaining equity investment in Ipsidy Inc. (“IDTY”) held by us. The proceeds from the sale of IDTY were used for working capital purposes.

Results of Operations

The following table summarizes the results of operations for the years ending December 31, 2019 and 2018 and were based primarily on the comparative audited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

	Years Ended December 31,
	2019	2018
Revenues	$40,569	$-
Cost of sales	(27,387)	-
Operating expenses	(943,585)	594,242
Loss from operations	(930,403)	(594,242)
Other (expense) income, net	(82,891)	(375,221)
Net loss	$(1,013,294)	$(969,463)

Revenues and Cost of Sales:

During the year ended December 31, 2019, we generated minimal revenues from operations. We did not generate revenues during the year ended December 31, 2018. For the year ended December 31, 2019, revenues consisted of revenues generated from the sale of shoes of $40,000 and revenues generated from the sale of NFID products of $569.

During the year ended December 31, 2019, cost of sales amounted to $27,387 as compared to $0 for the year ended December 31, 2018. For the year ended December 31, 2019, revenues consisted of cost of sales incurred from the sale of shoes of $26,973 and cost of sales incurred from the sale of NFID products of $414.

Operating Expenses:

For the years ended December 31, 2019 and 2018, total operating expenses consisted of the following:

	For the Years Ended December 31,
	2019	2018
Compensation expense	$319,587	$145,000
Professional fees	431,015	203,559
Product development	63,465	-
Insurance expense	26,565	35,195
Bad debt (recovery) expense	(13,500)	35,000
Selling, general and administrative expenses	87,013	76,076
Impairment loss	29,440	99,412
Total operating expenses	$943,585	$594,242

●	Compensation expense:

For the year ended December 31, 2019, compensation expense increased by $174,587, or 120.4%, as compared to the year ended December 31, 2018. This increase was attributable to an increase in stock-based compensation of $142,960 and an increase in compensation expense of $31,627.

●	Professional fees:

For the year ended December 31, 2019, professional fees increased by $227,456, or 111.7%, as compared to the year ended December 31, 2018. The increase was attributable to an increase in consulting fee of $238,862, of which $35,000 was stock based compensation, related to marketing and advisory services related to our new NFID clothing product line.

●	Product development costs:

For the year ended December 31, 2019, in connection with the development of our NFID product line, we incurred product development costs of $63,465. We did not incur these costs during the year ended December 31, 2018.

●	Insurance expense:

For the year ended December 31, 2018, insurance expense decreased by $8,630, or 24.5%, as compared to the year ended December 31, 2018.

●	Bad debt (recovery) expense:

For the year ended December 31, 2019, we recorded bad debt recovery from the receipt of proceeds of $13,500 from the collection of a previously written off note receivable deemed uncollectible. For the year ended December 31, 2018, we recorded bad debt of $50,000 related to the recording of an allowance for doubtful accounts related to a note receivable deemed uncollectible offset by the receipt of proceeds of $15,000 from the collection of previously written off a convertible debt investment.

●	Selling, general and administrative expenses:

Selling, general and administrative expenses consist of non-cash amortization expense of intangible assets, advertising and promotion, transfer agent fees, custodian fees, bank service charges, travel, and other fees and expenses. For the year ended December 31, 2019, general and administrative expenses increased by $10,937, or 14.4%, as compared to the year ended December 31, 2018. The increase in selling, general and administrative expenses was primarily attributed to an increase in advertising and promotion expense, computer and internet expenses, and other expenses related to our new business operations offset be a decrease in custody fees and a decrease in amortization of intangible assets.

●	Impairment loss

At December 31, 2018, based on management’s impairment analysis, we recorded an impairment loss of $99,412 due to the write off the remaining unamortized carrying value of our intangible asset of $87,745 and the remaining prepaid expense of $11,667 related to the Brand Ambassador Agreements. We determined that there was a significant adverse change in the extent or manner in which this long-lived asset was being used. Additionally, at December 31, 2019, based on management’s impairment analysis, we recorded an impairment loss of $29,440 due to the impairment of trademarks. We determined that there was a significant adverse change in the extent or manner in which we use our trademarks.

Loss from Operations:

For the years ended December 31, 2019 and 2018, loss from operations amounted to $930,403 and $594,242, respectively, an increase of $349,343, or 58.8%. The increase was primarily a result of the changes in operating expenses discussed above.

Other (Expenses) Income:

For the year ended December 31, 2019 and 2018, other expenses, net amounted to $82,891 and $375,221, respectively, a decrease of $292,330, or 77.9%.

●	Interest income:

For the years ended December 31, 2019 and 2018, we earned interest income of $12,196 and $4,218, primarily resulting from interest earned on notes receivable, convertible notes receivable and other notes receivable, and on bank deposits. The increase was attributable to an increase in income-earning notes receivable.

●	Interest expense:

During the year ended December 31, 2019, we incurred interest expense of $62,928 primarily related to the increase in borrowings under convertible debt agreements and included amortization of debt discount to interest expense of $61,875. We did not incur interest expense during the year ended December 31, 2018.

●	Net realized gain (loss) on investments:

For the year ended December 31, 2019, we recorded a net realized gain of $138,032 primarily attributed to a gain from the sale of our remaining equity investment in Ipsidy, Inc.

For the year ended December 31, 2018, we disposed of or permanently impaired certain equity investments recognizing a net realized loss of $100,759. For the year ended December 31, 2018, net realized loss of equity investments was attributed to a net realized gain of $616,941 from sale of two investments offset by net realized loss of $717,700 due to the expiration of warrants and permanent impairment of certain debentures, warrants and non-marketable equity securities.

●	Net change in unrealized (loss) gain on investments:

During the year ended December 31, 2019, we recorded an unrealized loss on equity investments of $(170,191) attributable to our analysis of the fair value of our investment in Ipsidy, Inc. and attributable to the reversal of previously recorded unrealized gains upon sales of Ipsidy.

For the year ended December 31, 2018, we recognized a net change in unrealized (loss) gain on investments of $(278,680). The change was attributed to our analysis of the fair value of our investment in Ipsidy, Inc. coupled with the reversal of previously recorded unrealized gains upon sales of Ipsidy common shares for which we recorded an unrealized loss on investments of ($991,380), offset by the permanent write down of nonmarketable securities resulting in the reversal of previously recorded unrealized losses for which we recorded an unrealized gain of $712,700.

Net Loss:

For the years ended December 31, 2019 and 2018, net loss amounted to $1,013,294 or $(0.04) per common share (basic and diluted), and $969,463 or $(0.02) per common share (basic and diluted), respectively, a change of $43,831, or 4.5%. The change was primarily a result of the changes in revenue. Cost of sales, operating expenses, and other expenses, net discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $377,108 and $111,752 in cash and cash equivalents as of December 31, 2019 and working capital of $578,002 and $336,679 in cash and cash equivalents as of December 31, 2018.

			Year Ended December 31, 2019
	December 31, 2019	December 31, 2018	Working Capital Change	Percentage Change
Working capital:
Total current assets	$493,845	$625,977	$(132,132)	(23.1)%
Total current liabilities	(116,737)	(47,975)	(68,762)	(143.3)%
Working capital:	$377,108	$578,002	$(200,894)	(34.8)%

The decrease in working capital of $200,894 was primarily attributable to a decrease in current assets of $132,132 which was primarily attributable to a decrease in cash of $224,927 and a decrease in equity investments, at fair value of $215,528, offset by an increase in note receivable of $200,000 and an increase in inventory of $129,393, and an increase in current liabilities of $68,762.

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

Cash Flows

A summary of cash flow activities is summarized as follows:

	Year Ended December 31,
	2019	2018
Cash (used in) provided by operating activities	$(794,324)	$272,637
Cash provided by (used in) investing activities	186,741	(250,000)
Cash provided by financing activities	382,656	19,451
Net (decrease) increase in cash	$(224,927)	$42,088

Net Cash (Used in) Provided by Operating Activities:

Net cash flow (used in) provided by operating activities was $(794,324) for the year ended December 31, 2019 as compared to $272,637 for the year ended December 31, 2018, a negative change of $1,066,961.

●	Net cash flow used in operating activities for the year ended December 31, 2019 primarily reflected a net loss of $1,013,294 adjusted for the add-back of non-cash items such as impairment loss of $29,440, stock-based compensation of $177,960, amortization of debt discount of $61,875, net realized gain on equity investments of $138,032, and a net unrealized loss on equity investments of $170,191, and changes in operating asset and liabilities consisting of an increase in inventory of $129,393, a decrease in prepaid expenses and other current assets of $17,698, and an increase in accounts payable and accrued expenses of $29,231.

●	Net cash flow provided by operating activities for the year ended December 31, 2018 primarily reflected our net loss of $969,463 adjusted for the add-back on non-cash items such as amortization expense of $17,550, impairment loss of $99,412, bad debt expense, net of recovery of $15,000, of $35,000, net realized loss on equity investments of $100,759, and net unrealized loss on equity investments of $278,680, and changes in operating asset and liabilities consisting of cash proceeds from sale of equity investments of $727,496, a decrease in prepaid expenses of $22,888, an increase in inventory of $26,973, and a decrease in accounts payable and accrued expenses of $12,712.

Net Cash Used in Investing Activities

Net cash flow provided by (used in) investing activities was $186,741 for the year ended December 31, 2019 as compared to $(250,000) for the year ended December 31, 2018.

For the year ended December 31, 2019, we received proceeds from the sale of equity investments of $191,938 offset by the purchase of equity investments of $5,197.

During the year ended December 31, 2018, we used cash of $250,000 to fund a) a two-year promissory note receivable agreement with a principal balance of $200,000 of which $100,000 was funded to the Seller in September 2018 and the remaining $100,000 was funded in October 2018, and b) a Promissory Note Agreement with a principal balance of $50,000.

Cash Provided by Financing Activities

Net cash provided by financing activities was $382,656 for the year ended December 31, 2019 as compared to $19,451 for the year ended December 31, 2018. During the year ended December 31, 2019, we received net proceeds from the sale of series B preferred stock of $110,000, net proceeds from the convertible debt of $295,000, and proceeds from related party loan of $25,000 offset by the repayment of insurance finance loan of $22,344 and the repayment of related party loan $25,000. During the year ended December 31, 2018, we received net proceeds from the sale of common stock of $24,500 offset by payments made for the redemption of common stock of $2,872 and repayment of an insurance finance loan of $2,177.

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

Our primary uses of cash have been for salaries, fees paid to third parties for professional services, and general and administrative expenses. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	An increase in product development and marketing fees related to recently acquired NFID product line and other lines of business;

●	Addition of administrative and sales personnel as the business grows, and

●	The cost of being a public company.

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

Inventory

Inventory, consisting of raw materials and finished goods, are stated at the lower of cost and net realizable value utilizing the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves shall be recorded based on estimates and included in cost of sales. No allowance was required for 2019 and 2018.

Intangible Assets

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful lives. Intangible assets consist of a brand ambassador agreement which was being amortized over a period of one year and trademarks which are recorded at cost and have an indefinite useful life and are not amortized.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

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

The carrying amounts reported in the balance sheets for cash, notes receivable, prepaid expenses, inventories, and other current assets, and accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Equity investments, at fair value

The Company accounted for certain equity investments at fair value using level 1, level 2 and level 3 valuations. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2019 and 2018:

	At December 31, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Equity investments, at fair value	$-	—	—	$215,528	-	-

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

At December 31, 20109, we did not own any equity investments, at fair value. At December 31, 2018, equity investments, at fair value consisted of common equity securities.

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

Revenue Recognition

The Company applies ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of ASC 606 on January 1, 2018 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts and there was no cumulative effect adjustment.

We record interest and dividend income on an accrual basis to the extent that we expect to collect such amounts.

Product sales are recognized when the product is shipped to the customer and title is transferred and are recorded net of any discounts or allowances.

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation ”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. We utilize the Black-Sholes option pricing model and use the simplified method to determine expected term because of lack of sufficient exercise history.

Effective January 1, 2017, we adopted Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. We have elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on our financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606.We adopted ASU No. 2018-07 on January 1, 2019 and there was no cumulative effect of adoption.

Upon exercise of the stock options by the holder using the exercise methods delineated in the option contract, we issue new shares from our unissued authorized shares.

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of December 31, 2019 and 2018 that would require either recognition or disclosure in the accompanying financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UPPERCUT BRANDS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

UPPERCUT BRANDS, INC.

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Uppercut Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Uppercut Brands, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss and cash used in operations of $1,013,294 and $794,324 for the year ended December 31, 2019, respectively, and has minimal revenues in 2019. Additionally, the Company has an accumulated deficit and stockholders’ deficit of $2,655,804 and $22,892 at December 31, 2019, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters, is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 20, 2020

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

UPPERCUT BRANDS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,752	$336,679
Equity investments, at fair value (cost of $0 and $45,336 at December 31, 2019 and 2018, respectively)	-	215,528
Equity investments, at cost	9,394	12,766
Notes receivable, net	200,000	-
Prepaid expenses and other current assets	16,333	34,031
Inventory	156,366	26,973

Total Current Assets	493,845	625,977

OTHER ASSETS:
Notes receivable, net	-	200,000
Intangible asset	-	29,440

Total Other Assets	-	229,440

Total Assets	$493,845	$855,417

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Convertible note payable, net of discount	$61,875	$-
Accounts payable and accrued expenses	54,862	25,631
Insurance finance loan	-	22,344

Total Current Liabilities	116,737	47,975

Concentrations (see Note 12)

Redeemable Series A, convertible preferred stock, $0.0001 par value, 1,000,000 shares designated; 4,000 shares issued and outstanding at December 31, 2019 and 2018 ($100 per share redemption and liquidation value)	400,000	400,000

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	-	-
Series B convertible preferred stock, $0.0001 par value, 2,000 shares designated; 115 and 0 shares issued and outstanding at
December 31, 2019 and 2018, respectively ($1,000 per share liquidation value)	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 23,604,207 and 23,417,450 shares issued and outstanding at
December 31, 2019 and 2018, respectively	2,361	2,342
Additional paid-in capital	2,630,551	2,047,610
Accumulated deficit	(2,655,804)	(1,642,510)

Total Stockholders' Equity (Deficit)	(22,892)	407,442

Total Liabilities and Stockholders' Equity (Deficit)	$493,845	$855,417

See accompanying notes to financial statements.

UPPERCUT BRANDS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2019	2018
REVENUES	$40,569	$-

COST OF SALES	27,387	-

GROSS PROFIT	13,182	-

OPERATING EXPENSES:
Compensation expense	319,587	145,000
Professional fees	431,015	203,559
Product development	63,465	-
Insurance expense	26,565	35,195
Bad debt (recovery) expense	(13,500)	35,000
Selling, general and administrative expenses	87,013	76,076
Impairment loss	29,440	99,412

Total operating expenses	943,585	594,242

LOSS FROM OPERATIONS	(930,403)	(594,242)

OTHER INCOME (EXPENSE):
Interest income	12,196	4,218
Interest expense	(62,739)	-
Interest expense - related party	(189)	-
Net realized gain (loss) on equity investments (non-controlled/non-affiliated investments)	138,032	(100,759)
Net unrealized loss on equity investments (non-controlled/non-affiliated investments)	(170,191)	(278,680)

Total other expense, net	(82,891)	(375,221)

NET LOSS	$(1,013,294)	$(969,463)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.04)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	23,468,522	49,101,419

See accompanying notes to financial statements.

UPPERCUT BRANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2019 and 2018

	Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated Net Investment	Accumulated Undistributed Net Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	On Investments	on Investments	Deficit	Equity (Deficit)
Balance, December 31, 2017	-	$-	50,082,441	$5,009	$1,871,080	$(470,388)	$(651,530)	$448,871	$-	$1,203,042

Common stock issued for asset acquisition	-	-	2,000,000	200	152,035	-	-	-	-	152,235

Common stock issued for cash	-	-	70,000	7	24,493	-	-	-	-	24,500

Common stock repurchased for cash and cancelled	-	-	(28,734,901)	(2,874)	2	-	-	-	-	(2,872)

Adoption of corporation accounting	-	-	-	-	-	470,388	651,530	(448,871)	(673,047)	-

Net loss	-	-	-	-	-	-	-	-	(969,463)	(969,463)

Balance, December 31, 2018	-	-	23,417,540	2,342	2,047,610	-	-	-	(1,642,510)	407,442

Series B preferred stock issued for cash, net of costs	115	-	-	-	110,000	-	-	-	-	110,000

Common stock issued for services	-	-	100,000	10	34,990	-	-	-	-	35,000

Common stock issued for due diligence fee	-	-	86,667	9	41,991	-	-	-	-	42,000

Accretion of stock options for services	-	-	-	-	142,960	-	-	-	-	142,960

Warrants issued in connection with convertible debt	-	-	-	-	253,000	-	-	-	-	253,000

Net loss	-	-	-	-	-	-	-	-	(1,013,294)	(1,013,294)

Balance, December 31, 2019	115	$-	23,604,207	$2,361	$2,630,551	$-	$-	$-	$(2,655,804)	$(22,892)

See accompanying notes to financial statements.

UPPERCUT BRANDS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,013,294)	$(969,463)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	-	17,550
Impairment loss	29,440	99,412
Stock-based compensation	177,960	-
Amortization of debt discount to interest expense	61,875	-
Net realized (gain) loss on equity investments	(138,032)	100,759
Net unrealized loss on equity investments	170,191	278,680
Proceeds from sale of equity investments	-	727,496
Bad debt expense	-	35,000
Change in operating assets and liabilities:
Increase in inventory	(129,393)	(26,973)
Decrease in prepaid expenses and other current assets	17,698	22,888
Increase (decrease) in accounts payable and accrued expenses	29,231	(12,712)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(794,324)	272,637

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash disbursements related to notes receivable	-	(250,000)
Purchase of equity investment	(5,197)	-
Proceeds from sale of equity investments	191,938	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	186,741	(250,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	24,500
Redemption of common stock	-	(2,872)
Proceeds from sale of series B preferred stock, net	110,000	-
Net proceeds from convertible debt	295,000	-
Proceeds from note payable - related party	25,000	-
Repayment of note payable - related party	(25,000)
Repayment of insurance finance loan	(22,344)	(2,177)

NET CASH PROVIDED BY FINANCING ACTIVITIES	382,656	19,451

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(224,927)	42,088

CASH AND CASH EQUIVALENTS - beginning of year	336,679	294,591

CASH AND CASH EQUIVALENTS - end of year	$111,752	$336,679

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for acquisition of intangible assets and prepaid expenses	$300,000	$152,235
Increase in prepaid expenses and accrued expenses for insurance finance loan	$-	$24,521
Common stock issued for due diligence fee and related increase in debt discount	$42,000	$-
Warrants issued in connection with convertible debt and related increase in debt discount	$253,000	$-

See accompanying notes to financial statements.

UPPERCUT BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1 – ORGANIZATION AND BUSINESS

Uppercut Brands, Inc. (formerly Point Capital, Inc.) (the “Company”) was incorporated in the State of New York on July 13, 2010. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware. On September 29, 2018, the Company entered into an Asset Purchase Agreement (“APA”) with Blind Faith Concepts Holdings, Inc. a Nevada corporation (the “Seller”) whereby the Company completed the acquisition of 100% of the assets of “NFID” from the Seller. The Company is developing NFID as an exclusive brand of apparel consisting initially of sweatshirts, hoodies, pants, t-shirts, jackets and hats.

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

In accordance with ASC 946, the Company is making this change to it financial reporting prospectively, and not restating periods prior to the Company’s change in status to a non-investment company effective September 29, 2018. Accordingly, in this report, the Company refers to both accounting in accordance with U.S. generally accepted accounting principles (GAAP) applicable to corporations (Corporation Accounting), which applies commencing September 29, 2018 and to that applicable to investment companies under the 1940 Act (Investment Company Accounting) which applies to prior periods. However, pursuant to ASC 205 – Presentation of Financial Statements, Section 205-10-50-1, “Changes Affecting Comparability”, certain amounts in the 2018 financial statements have been reclassified to conform to the 2019 presentation. These reclassifications primarily effect the presentation of revenues and expenses in the statements of operations. The schedules of investments are not presented for the year ended December 31, 2018. The Company determined that there is no cumulative effect of the change from Investment Company Accounting to Corporation Accounting on periods prior to those presented and that there is no effect on the Company’s financial position or results of operations as a result of this change.

In order to maintain its status as a non-investment company, the Company will now operate so as to fall outside the definition of an “Investment Company” or within an applicable exception. The Company expects to continue to operate outside the definition of an “Investment Company” as a company primarily engaged in the business of developing and selling apparel products.

UPPERCUT BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss and cash used in operations of $1,013,294 and $794,324 for the year ended December 31, 2019.  Additionally, the Company had an accumulated deficit and a stockholders’ deficit of $2,655,804 and $22,892 at December 31, 2019, and has generated minimal revenues under its new business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. If the Company is unable to raise additional capital or secure additional lending in the near future to fund its business plan, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the years ended December 31, 2019 and 2018 include the collectability of notes receivable, the valuation of the Company’s equity investments, amortization period and valuation of intangibles, estimates for obsolete inventory, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, the fair value of warrants issued with debt, and the fair value of shares issued for services.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. During 2019 and 2018, the Company had cash balances exceeding the FDIC and SIPC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. At December 31, 2019 and 2018, the Company had approximately $0 and $86,700 cash in excess of FDIC limits, respectively.

Notes Receivable

The Company recognizes an allowance for losses on notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current note receivable aging, and expected future write-offs, as well as an assessment of specific identifiable accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized as general and administrative expense. No allowance was required for 2019 and 2018.

Inventory

Inventory, consisting of raw materials and finished goods, are stated at the lower of cost and net realizable value utilizing the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves shall be recorded based on estimates and included in cost of sales. No allowance was required for 2019 and 2018.

UPPERCUT BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Equity Investments, at Cost

Equity investments, at cost comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically. Prior to September 29, 2018, equity investments, at cost were recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of equity investments, at cost that had no ready market were determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry.

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

Subsequent to September 29, 2018, pursuant to ASC 320 – Investments – Debt and Equity Securities, the Company categorizes its equity investments, fair value as an available for sale security since there is an active market in such equity investments. Available for sale securities are carried at fair value with unrealized gains or losses included in income (expense). Realized gains and losses are determined on a specific identification basis and are included in other income (expense). The Company reviews equity investments for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

UPPERCUT BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

Intangible Assets

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful lives. Intangible assets consisted of a brand ambassador agreement which were being amortized over a period of one year and trademarks which were recorded at cost and have an indefinite useful life and were not amortized.

For the year ended December 31, 2018, the Company recorded an impairment loss of $87,745 related to the impairment of the brand ambassador agreement. For the year ended December 31, 2019, the Company recorded an impairment loss of $29,440 related to the impairment of trademarks. Management determined that there was a significant adverse change in the extent or manner in which these long-lived assets were being used.

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

Revenue Recognition

The Company applies ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the date of adoption. The adoption of ASC 606 on January 1, 2018 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts and there was no cumulative effect adjustment.

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

UPPERCUT BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

Effective January 1, 2017, the Company adopted Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur, and the cumulative impact of this change did not have any effect on the Company’s financial statements and related disclosures.

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of December 31, 2019 and 2018 that would require either recognition or disclosure in the accompanying financial statements.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the as-if converted method. Potentially dilutive securities which included convertible preferred shares and stock options are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Series A convertible preferred stock	2,000,000	2,000,000
Series B convertible preferred stock	575,000	-
Convertible notes	1,650,000	-
Stock options	300,000	-
Warrants	2,225,000	-

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Pursuant to the Brand Ambassador Agreement, the Company was to incur a minimum cash payment of $35,000 related to a minimum royalty payment of which $17,500 was paid prior to the Closing Date. The remaining $17,500 was due on January 27, 2019 and was not paid due to cancellation of the agreement.

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

UPPERCUT BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

The carrying amounts reported in the balance sheets for cash, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses, and insurance finance loan approximate their fair market value based on the short-term maturity of these instruments.

Equity investments, at fair value

The Company accounted for certain equity investments at fair value using level 1, level 2 and level 3 valuations. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2019 and 2018:

	At December 31, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Equity investments, at fair value	$—	—	—	$215,528	—	—

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

The following are the Company’s equity investments, at fair value owned by levels within the fair value hierarchy at December 31, 2018:

	Level 1	Level 2	Level 3	Total
Common Stock	$215,528	$-	$-	$215,528
Total Investments	$215,528	$-	$-	$215,528

At December 31, 2019 and 2018, equity investments, at fair value consisted of the following components:

	December 31, 2019	December 31, 2018
Equity investments, at original cost	$-	$45,336
Gross unrealized appreciation	-	170,192
Equity investments, at fair market value	$-	$215,528

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 investments during the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Balance at beginning of year	$-	$464,466
Net change in unrealized depreciation on investments	-	(414,730)
Net transfers out of Level 3	-	(49,736)
Balance at end of year	$-	$-

UPPERCUT BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

Equity investments, at cost

At December 31, 2019 and 2018, equity investments, at cost of $9,394 and $12,766, respectively, comprised mainly of non-marketable capital stock, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

NOTE 5 – INVENTORY

At December 31, 2019 and 2018, inventory, including leather footwear finished goods, fabric, jackets. t-shirts and hats and fabric, consisted of the following:

	December 31, 2019	December 31, 2018
Raw materials	$41,231	$-
Finished goods	115,135	26,973
Inventory	$156,366	$26,973

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

In December 2019, pursuant to Claim Purchase Agreements, the Company sold its notes receivable and related interest receivable balances in the aggregate amount of $277,305 to an investor. Pursuant to the Claim Purchase Agreements, the investor shall pay the Company the purchase price of $277,305 on the earlier of the payment of six-monthly installments or upon the liquidation of settlement securities of the Seller pursuant to Section 3(a)(10) of the Securities Act, whichever occurs first. The first installment shall be made following entry and full effectuation of a court order approving the settlement of the claim which occurred on March 6, 2020 in the United States district court for the District of Maryland Northern Division. Additionally, effective January 6, 2020, the Company entered into a settlement agreement with the Seller (see Note 12 – Subsequent Events).

At December 31, 2019 and 2018, notes receivable, net consisted of the following:

	December 31, 2019	December 31, 2018
Principal amounts of notes receivable	$250,000	$250,000
Less: allowance for doubtful accounts	(50,000)	(50,000)
Notes receivable, net	$200,000	$200,000

UPPERCUT BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 7 – INTANGIBLE ASSETS

In connection with an APA (See Note 3), the Company valued the three trademarks acquired at their historical cost of $29,440 which approximated fair market value. The Company valued the Brand Ambassador Agreement at $105,295 using the estimated fair value of required social media posts by the artist/singer Max Schneider, known as Max (“MAX”).

At December 31, 2018, based on management’s impairment analysis, the Company wrote off the remaining unamortized carrying value of its intangible asset related to the brand ambassador agreement and recorded an impairment loss of $87,745. Management determined that there was a significant adverse change in the extent or manner in which this long-lived asset was being used. For the year ended December 31, 2019, the Company recorded an impairment loss of $29,440 related to the impairment of its trademarks. Management determined that there was a significant adverse change in the extent or manner in which its trademarks were being used. Trademarks were treated as indefinite long-lived assets and therefore were not amortized.

At December 31, 2019 and 2018, intangible assets consisted of the following:

	Useful life	December 31, 2019	December 31, 2018
Trademarks	N/A	$-	$29,440

For the years ended December 31, 2019 and 2018, amortization of intangible assets amounted to $0 and $17,550, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

In October 2019, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with accredited investors. Pursuant to the terms of the Purchase Agreements, the Company issued and sold to investors convertible promissory notes in the aggregate principal amount of $330,000 (the “Notes”) and warrants to purchase up to 1,650,000 shares of the Company’s common stock (the “Warrants”). The Company received net proceeds of $295,000, net of origination issue discount of $30,000 and fees of $5,000. The Notes are due and payable in October 2020. Prior to an Event of Default, no interest shall accrue on these Notes.

At any time after the Original Issue Date, until the respective Note is no longer outstanding, the Notes shall be convertible, in whole or in part, into shares of the Company’s common stock at the option of the Holder, at any time and from time to time. In accordance with the Purchase Agreements and the Notes, subject to adjustments as defined in the Purchase Agreements and Notes. The conversion price (the “Conversion Price”) shall be equal to $0.20. The Company may prepay the Notes at any time prior to its six-month anniversary, subject to pre-payment charges as detailed in the Note. Upon every conversion, the Company shall deliver an additional $1,250 worth of shares (as calculated by the Conversion Price in effect on the conversion notice being honored) to cover the Holder’s expenses and deposit fees associated with each notice of conversion.

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

UPPERCUT BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

During the year ended December 31, 2019, the fair value of the warrants was estimated using the Binomial valuation model with the following assumptions:

2019
Dividend rate	—%
Term (in years)	5.00 years
Volatility	158.6%
Risk—free interest rate	1.48% to 1.66%

For the year ended December 31, 2019 and 2018, interest expense related to convertible notes and warrants amounted to $61,875 and $0, which consisted of amortization of debt discount.

At December 31, 2019 and 2018, convertible notes payable consisted of the following:

	December 31, 2019	December 31, 2018
Principal amount	$330,000	$-
Less: unamortized debt discount	(268,125)	-
Convertible notes payable, net	$61,875	$-

NOTE 9 - NOTE PAYABLE – RELATED PARTY

On September 16, 2019, the Company entered into a Promissory Note Agreement (the “Note”) with the Company’s chief executive officer in the amount of $25,000. The Note bearing at 6% per annum, was unsecured, and all principal and interest amounts outstanding was repaid in November 2019. For the year ended December 31, 2019 and 2018, interest expense related to this Note amounted to $189 and $0, respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

The Company has authorized the issuance of 5,000,000 shares of preferred stock, $0.0001 par value. The Company’s board of directors is authorized at any time, and from time to time, to provide for the issuance of shares of Preferred Stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the Preferred Stock or any series thereof. In April 2013, 1,000,000 shares were designated as Series A Convertible Preferred Stock and in November 2019, 2,000 shares were designated as Series B Convertible Preferred Stock.

UPPERCUT BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

Series A redeemable convertible preferred stock

In April 2013, pursuant to a Series A Preferred Stock Purchase Agreement (the “Preferred Stock Agreement”), the Company issued 4,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for $400,000. Holders of Series A Preferred Stock vote together with holders of Common Stock on an as-converted basis. Each share of Series A Preferred Stock is currently convertible into 500 shares of common stock at the option of the holder (subject to a 9.99% beneficial ownership limitation) based on a conversion formula (the Stated Value, currently $100, divided by the Conversion Rate, currently $0.20). The Conversion Rate may be adjusted upon the occurrence of stock dividends or stock splits or subsequent equity sales at a price lower than the current conversion rate. Each share has a $100 liquidation value. The holders of Series A Preferred Stock are entitled to receive dividends on an as-converted basis if paid on Common Stock.

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

The Series A Preferred Stock has forced conversion rights where the Company may force the conversion of the Series A Preferred Stock if certain conditions are met. Additionally, the Company may elect to redeem some or all of the outstanding Series A Preferred Stock for the Stated Value (currently $100/share) provided that proper notice is provided to the holders and that a number of conditions (the “Equity Conditions”) have been met.

The Company believes the carrying amount reported in the balance sheets for the Series A Preferred Stock of $400,000 approximates the fair market value of such Preferred Stock based on the short-term maturity of these instruments which also equals the redemption value reflected as on the balance sheets.

On March 31, 2017, the Board approved the amendment and restatement of the original Certificate of Designation in order to expressly ensure that holders of the Company’s Series A Preferred Stock have the right to elect at least two directors at all times, have complete priority over any other class as to distribution of assets and payments of dividends, and have equal voting rights with every other outstanding voting stock. On May 11, 2017, the Company filed the amendment and restatement with the State of Delaware.

Series B convertible preferred stock

In November 2019, the Company filed an Amendment to its Articles of Incorporation to designate a series of preferred stock, the Series B Convertible Preferred Stock, with the Secretary of State of the State of Delaware.

The Certificate of Designations established 2,000 shares of the Series B Preferred Stock, par value $0.0001, having such designations, preferences, and rights as determined by the Company’s Board of Directors in its sole discretion, in accordance with the Company’s Articles of Incorporation and Amended and Restated Bylaws. The Certificate of Designations, Preferences, Rights, and Limitations of Series B Convertible Preferred Stock (“Certificate of Designations”) provides that the Series B Convertible Preferred Stock shall have no right to vote on any matters on which the common shareholders are permitted to vote. However, as long as any shares of Series B Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend this Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the Series B Preferred Stock, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (d) increase the number of authorized shares of Series B Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing. The Series B Convertible Preferred Stock ranks senior with respect to dividends and right of liquidation to the Company’s common stock and junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company and existing and outstanding preferred stock of the Company. Each share of Series B Preferred Stock shall have a stated value of $1,000 (the “Stated Value”).

UPPERCUT BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

Except for stock dividends or distributions for which adjustments are to be made pursuant to the certificate of designation, Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Company’s common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of Series B Preferred Stock.

The Holder of Series B Preferred stock shall have the right from time to time, and at any time after the original issue date, to convert all or any part of the outstanding Series B Preferred Stock into the Company’s common stock. The conversion price (the “Conversion Price”) shall equal $0.20 per share (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).

If, at any time while the Series B Preferred Stock is outstanding, the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any Person to acquire shares of common stock at an effective price per share that is lower than the then Conversion Price (such lower price, the "Base Conversion Price" and such issuances, collectively, a "Dilutive Issuance"), then simultaneously with the consummation (or, if earlier, the announcement) of each Dilutive Issuance the Conversion Price shall be reduced to equal the Base Conversion Price. In addition, if at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of common stock (the "Purchase Rights"), then the Holder will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the Holder could have acquired if the Holder had held the number of shares of common stock acquirable upon complete conversion of such Holder's Series A Preferred Stock.

On November 29, 2019, the Company entered into Series B Preferred Stock Purchase Agreements with accredited investors whereby the investors agreed to purchase an aggregate of 115 unregistered shares of the Company’s Series B Preferred stock for $115,000, or $1,000 per share. In November 2019, the Company received the cash proceeds of $110,000, net of fees of $5,000 which was charged to additional paid in capital. In connection with the sale of Series B preferred shares, the Company issued 575,000 warrants to purchase 575,000 common shares at $0.20 per share. subject to adjustment on terms similar to the Series B preferred shares.

In connection with the issuance of these Series B preferred shares and Warrants, the Company determined that the terms of the Series B preferred shares and related warrants contain terms that are fixed monetary amounts at inception and accordingly, were not considered derivatives.

Common stock

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

UPPERCUT BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

Common stock issued for services

On January 22, 2019, the Company entered into a consulting agreement with a consultant in connection with the Company’s marketing and branding of its NFID products. The agreement ended on December 31, 2019. For services rendered, the Company paid the consultant an initial payment of $25,000 and, beginning on April 1, 2019, the Company paid the consultant $5,000 per month through December 2019. Additionally, the Company issued 100,000 shares of common stock of the Company to the consultant on a quarterly basis in tranches of 25,000 shares per quarter, commencing on March 31, 2019, and continuing on to the last day of each subsequent quarter in the year 2019. These shares were valued on the January 22, 2019 grant date at $35,000, or $0.35 per common share, based on recent common share sales which shall be amortized over the vesting period. For the year ended December 31, 2019, the Company recorded stock-based professional fees of $35,000. Through December 31, 2019, the Company issued 100,000 shares of its common stock to the consultant.

Stock options

Pursuant to a six month employment agreement with the Company’s chief executive officer (the “Executive”) dated April 15, 2019 (the “Effective Date”), the Company agreed to grant to Executive an option (the “Option’’) to purchase up to 200,000 shares of the Company’s common stock at an exercise price equal to par value of the Company’s common stock of $0.0001 per share, of which 100,000 vested on April 15, 2019 and 100,000 vested on July 15, 2019. On October 15, 2019, the Company granted to this same Executive an option to purchase 100,000 shares of the Company’s common stock at an exercise price equal to par value of the Company’s common stock of $0.0001 per share. Should the Company terminate this employment agreement, the right to purchase shares shall cease as of the date of termination.

Pursuant to a six month employment agreement dated April 15, 2019 (the “Effective Date”), the Company agreed that an executive officer of the Company will be granted an option (the “Option’’) to purchase up to 100,000 shares of the Company’s common stock at an exercise price equal to par value of the Company’s common stock of $0.0001 per share, of which 50,000 vested on April 15, 2019 and 50,000 vested on July 15, 2019. Should the Company terminate this agreement, the right to purchase shares shall cease as of the date of termination. This employment was terminated in October 2019 and accordingly, the 100,000 stock options were forfeited.

The options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 2.37%, expected dividend yield of 0%, expected option term of 5 years using the simplified method and expected volatility ranging from 74% to 158.6% based on comparable and calculated volatility. The aggregate grant date fair value of these awards amounted to $142,960 as of December 31, 2019.

For the year ended December 31, 2019, the Company recorded $142,960 of compensation expense related these stock options. Total unrecognized compensation expense related to stock options at December 31, 2019 amounted to $0.

The Company did not have any outstanding options during the year ended December 31, 2018. Stock option activities for the year ended December 31, 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2018	-	-
Granted	400,000	0.0001
Forfeited	(100,000)	(0.0001)
Balance Outstanding, December 31, 2019	300,000	$0.0001	4.5	$104,970
Exercisable, December 31, 2019	300,000	$0.0001	4.5	$104,970

UPPERCUT BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

Warrants

In October 2019, in connection with the convertible notes Securities Purchase Agreements with accredited investors (see Note 8), the Company issued five-year warrants to purchase up to 1,650,000 shares of the Company’s common stock at $0.20 per share.

In connection with the sale of Series B preferred shares as discussed above, the Company issued 575,000 warrants to purchase 575,000 common shares at $0.20 per share. subject to adjustment on terms similar to the Series B preferred shares.

Warrant activities for the year ended December 31, 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2018	-	-
Granted	2,225,000	0.20
Forfeited	-	-
Balance Outstanding, December 31, 2019	2,225,000	$0.20	4.8	$333,750
Exercisable, December 31, 2019	2,225,000	$0.20	4.8	$333,750

NOTE 11 - INCOME TAXES

Through March 31, 2017, the Company elected to be treated as a RIC under Subchapter M of the Code and operated in a manner so as to qualify for the tax treatment applicable to RICs. Since March 31, 2017, the Company failed a diversification test since the Company’s investment in one stock accounted for over 25% of the Company’s total assets. This discrepancy was not caused by the acquisition of any security. The failure was not a result of willful neglect. As of December 31, 2017, the Company had not cured its failure to retain its status as a RIC and the Company does not intend to retain its RIC status. Accordingly, since 2017, the Company did not qualify as a RIC and is subject to income taxes at corporate tax rates. The loss of the Company’s status as a RIC did not have any impact on the Company’s financial position or results of operations.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2019 and 2018, the Company had not recorded a liability for any unrecognized tax positions.

Taxable income (loss) generally differs from the change in net income (loss) for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as unrealized gains or losses are not included in taxable income (loss) until they are realized.

Effective in 2017, the Company accounts for income taxes pursuant to ASC 740 “Accounting for Income Taxes” that requires the recognition of deferred tax assets and liabilities for the differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the net operating loss carry forwards for income tax purposes as compared to financial statement purposes, are dependent upon future taxable income and timing of reversals of future taxable differences along with any other positive and negative evidence during the periods in which those temporary differences become deductible or are utilized. The deferred tax assets at December 31, 2019 and 2018 consist of net operating and capital loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income and capital gains.

UPPERCUT BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2019 and 2018 was as follows:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Income tax benefit at U.S. statutory rate	$(212,792)	$(203,587)
Income tax benefit – state	(65,864)	(63,015)
Permanent differences	103,132	76,637
True up	59,266	-
Change in valuation allowance	116,258	189,965
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
Deferred Tax Asset:
Net operating loss carryforward	$490,819	$291,614
Net capital loss carryforward	123,932	206,879
Total deferred tax asset before valuation allowance	614,751	498,493
Valuation allowance	(614,751)	(498,493)
Net deferred tax asset	$-	$-

At December 31, 2019, the Company had a net capital loss carryforward of approximately $450,663, which can be used to offset future capital gains for a period of four years.

Due to the loss of its RIC status in 2017, any net tax operating losses generated as a RIC cannot be used to offset any future taxable income. As of December 31, 2019, the Company incurred an aggregate estimated net operating loss of approximately $1,785,000 for income taxes, respectively. These net operating loss carries forwards may be available to reduce future years’ taxable income. The 2017 carryforward will expire, if not utilized, through 2037. The 2019 and 2018 carryforwards shall be carried over indefinitely, subject to annual usage limits.

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

NOTE 12 – CONCENTRATIONS

Customer concentration

For the year ended December 31, 2019, one customer accounted for approximately 98.6% of total sales and consisted of the sales of its inventory of shoes. The Company does not expect any sales from this customer in the future and is no longer selling shoes. A reduction in future sales from this customer will have a material adverse effect on the Company’s results of operations and financial condition.

Vendor concentrations

Generally, the Company purchases substantially all of its raw materials and inventory from two suppliers. The loss of these suppliers may have a material adverse effect on the Company’s results of operations and financial condition. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

NOTE 13 – SUBSEQUENT EVENTS

On January 6, 2020, the Company and the Seller entered into a Settlement Agreement related to notes receivable (See Note 6). In lieu of the Company seeking default and foreclosure against the Seller pursuant to the Note agreements, the Company received 10,420 shares of the Seller’s convertible Series B preferred stock.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2019, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Management’s report on internal control over financial reporting.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2019, our internal control over financial reporting was not effective.

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

Name and Business Address	Age	Position
Eric Weisblum	50	Chairman, Chief Executive Officer, Chief Financial Officer, President, and Director
Wayne D. Linsley (1)	63	Director

(1)	Elected as a director on January 16, 2020.

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

Wayne D. Linsley, 63, has been an entrepreneur for over 40 years.  In 1979, he received a Bachelor’s Degree in Business Administration from Sienna College in Loudonville, New York.  He has since been involved with real estate brokerage and residential development and construction, finance and telecommunications. Since 2011, Mr. Linsley has been working with CFO Oncall, Inc., a specialty firm that provides outsourced CFO services to public companies. He is their Vice President of Operations and responsible for all of the day to day responsibilities of the firm.

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

Board Independence and Committees

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Eric Weisblum has a relationship with the company which, in the opinion of the board of directors, would not allow him to be considered as an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Wayne D. Linsley is an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

As the Company was formerly a BDC as defined by the Investment Company Act of 1940, the Board of Directors was required to establish an Audit Committee. Although the Company is no longer defined as a BDC, the Company maintained an Audit Committee through December 2019. The Company no longer maintains an Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our reporting directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Uppercut Brands, Inc. with the Securities and Exchange Commission, or the Commission. Officers, directors and stockholders holding more than 10% of the class of stock are required to furnish us with copies of all Section 16(a) forms they file with the Commission.

To our knowledge, based solely on review of the copies of such reports, we believe that during the fiscal year ended December 31, 2019 all applicable Section 16(a) filing requirements were complied with by our executive officers, directors and 10% stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our principal executive officer and our principal financial officer as of the end of fiscal years ended 2019 and 2018 (each a “named executive officer”). There were no highly compensated officers who had total compensation exceeding $100,000 for fiscal 2019 and 2018.

Summary Compensation Table

Name and Principal Position	Fiscal Years Ended 12/31	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	Other Compensation ($)		Total ($)
Eric Weisblum,	2019	90,989	0	0	107,970	(3)	0	0	0		198,959
Director and CEO (2)	2018	0	0	0	0		0	0	60,000	(2)	60,000

Adam Wasserman,	2018	0	0	0	0		0	0	25,000		25,000
Former CFO (1)

(1)	Fees paid to Mr. Wasserman were paid to CFO Oncall, Inc., a company majority owned by. Mr. Wasserman. Mr. Wasserman resigned as CFO in May 2018

(2)	Represents fees paid to Eric Weisblum as an independent contractor.

(3)	On April 15, 2019, pursuant to an employment agreement, we granted Mr. Mr. Weisblum an option pursuant to purchase 200,000 of the Company’s common stock at an exercise price of $0.0001 per share. The Options expire through July 15, 2024. This option fully vested on July 15, 2019. Additionally, on October 15, 2019, we granted to Mr. Weisblum an option to purchase 100,000 shares of the Company’s common stock at an exercise price equal to par value of the Company’s common stock of $0.0001 per share. Should the Company terminate this employment agreement, the right to purchase shares shall cease as of the date of termination. The options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions; risk-free interest rates ranging from 1.59% to 2.37%, expected dividend yield of 0%, expected option term of 5 years using the simplified method and expected volatility ranging from 74% to 158.6% based on comparable and calculated volatility. On the grant dates, the fair value of the options aggregated $107,970.

Option/SAR Grants in Fiscal Year Ended December 31, 2019

Pursuant to a six month employment agreement with the Company’s chief executive officer (the “Executive”) dated April 15, 2019 (the “Effective Date”), the Company agreed to grant to Executive an option (the “Option’’) to purchase up to 200,000 shares of the Company’s common stock at an exercise price equal to par value of the Company’s common stock of $0.0001 per share, of which 100,000 vested on April 15, 2019 and 100,000 vested on July 15, 2019. On October 15, 2019, the Company granted to Executive an option to purchase 100,000 shares of the Company’s common stock at an exercise price equal to par value of the Company’s common stock of $0.0001 per share. Should the Company terminate this employment agreement, the right to purchase shares shall cease as of the date of termination.

Pursuant to a six month employment agreement dated April 15, 2019 (the “Effective Date”), the Company agreed that an executive officer of the Company will be granted an option (the “Option’’) to purchase up to 100,000 shares of the Company’s common stock at an exercise price equal to par value of the Company’s common stock of $0.0001 per share, of which 50,000 vested on April 15, 2019 and 50,000 vested on July 15, 2019. Should the Company terminate this agreement, the right to purchase shares shall cease as of the date of termination. The Company did not renew this employment agreement.

Outstanding Equity Awards at Fiscal Year-End Table

OUTSTANDING EQUITY AWARDS AT 2019 FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Eric Weisblum	300,000	—	—	0.0001	10/15/2024	—	—	—	—

Securities Authorized for Issuance under Equity Compensation Plans

None.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

None.

Compensation of Directors

During 2019, our former directors received, or we accrued compensation for services rendered in 2019 in their capacity as directors as follows:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Van E. Parker (1)	20,000	20,000
Leonard Schiller (1)	20,000	20,000
Joel A. Stone (1)	20,000	20,000
Wayne Linsley	0	0

(1)	Director resigned on January 16, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of March 20, 2020, by:

●	Each director and each of our Named Executive Officers,

●	All executive officers and directors as a group, and

●	Each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

As of March 20, 2020, there were 23,604,207 shares of our common stock outstanding, 4,000 shares of Series A Preferred Stock outstanding and 115 shares of Series B Preferred Stock.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Uppercut Brands, Inc., 1086 Teaneck Road, Suite 3A, Teaneck, NJ 07666.

Name of Beneficial Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class (2)
Eric Weisblum (6)	Common	357,714	1.50%
Wayne D. Linsley	Common	0	0%

Directors and Officers as a group (2 persons)	Common	357,714	1.50%

Alpha Capital Anstalt ()	Preferred/Common	3,752,011	14.80%
Whalehaven Capital Fund Limited (3)	Common	3,171,088	13.43%
Brio Capital Master Fund Ltd. (4)	Common	2,246.667	8.69%

Non-Directors and Non-Officers as a group (3 persons)	Preferred/Common	9,169,766	36.92%

*	Indicates less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 20, 2020 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 23,604,207 shares of common stock issued and outstanding as of March 20, 2020 plus the voting rights of the 4,000 Series A Preferred, whose voting rights convert to 500 shares of common stock, stock options and warrants currently exercisable or convertible, and shares issuable upon conversion of convertible debt.

(3) Michael Finkelstein has voting and dispositive power as to the shares held by Whalehaven Capital Fund Limited. The address of Whalehaven Capital Fund Limited is Suite 04-06, 28 Floor, Block A, Innotec Tower, 235 Nanjing Road, Hamilton, Bermuda.

(4) Includes 46,667 common shares, 1,100,000 warrants exercisable at $0.20 per share and 1,100,000 shares issuable upon conversion of convertible debt. Brio Capital Management LLC, is the investment manager of Brio Capital Master Fund Ltd. and has the voting and investment discretion over securities held by Brio Capital Master Fund Ltd. Shaye Hirsch, in his capacity as Managing Member of Brio Capital Management LLC, makes voting and investment decisions on behalf of Brio Capital Management LLC in its capacity as the investment manager of Brio Capital Master Fund Ltd. The address of Brio Capital Management LLC is 100 Merrick Rd., Suite 401W, Rockville Centre, NY 11570.

(4) Includes 652,011 common shares, 550,000 warrants exercisable at $0.20 per share, 550,000 shares issuable upon conversion of convertible notes payable, and 2,000,000 of common stock upon conversion of 4,000 shares of Redeemable Series A, Convertible Preferred stock. Konrad Ackerman has voting and dispositive power as to the shares held by Alpha Capital Anstalt. The address of Alpha Capital Anstalt is Pradafut 7 Furstentums 9490 Vaduz Liechtenstein C4 99999

(5) Consists of 300,000 vested stock options and 57,714 common shares.

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

Our audit committee reviews and pre-approves audit and permissible non-audit services performed by our independent registered public accounting firm, Salberg & Company, P.A. for 2019 and 2018 as well as the fees for such services to ensure that the provision of such services is compatible with maintaining independence.

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

The following table shows the fees for services provided by Salberg & Company, P.A. for the years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees (1)	$49,000	$31,000
Total Fees	$49,000	$31,000

(1)	Audit fees - these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed as a Part of This Report:

(b) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

(c) Index to Exhibits

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K.

Exhibits	Description
3.1	Certificate of Incorporation of Gold Swap Inc., filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2011 and incorporated herein by reference.
3.2	Amendment to Certificate of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on March 30, 2011 and incorporated herein by reference.
3.3	Bylaws of Gold Swap Inc., filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on March 30, 2011 and incorporated herein by reference.
3.4	Certificate of Incorporation of Point Capital, Inc., filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Commission on December 28, 2012 and incorporated herein by reference.
3.5	Bylaws of Point Capital, Inc., filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Commission on December 28, 2012 and incorporated herein by reference.
3.6	Certificate of Designation of the Series A Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 30, 2013 and incorporated herein by reference.
3.7	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on May 17, 2017 and incorporated herein by reference.
3.8	Amendment to Certificate of Incorporation for name change dated May 20,2019, filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Commission on May 1, 2019 and incorporated herein by reference.
3.9	Certificate of Designation of the Series B Convertible Preferred Stock *
10.1	Stock Purchase Agreement dated April 24, 2013 between Point Capital, Inc. and Alpha Capital Anstalt, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 30, 2013 and incorporated herein by reference.
10.2	Corrected Asset Purchase Agreement with Blind Faith Concepts Holdings, Inc. dated September 28, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 20, 2018 and incorporated herein by reference.
10.3	Form of Return to Treasury Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 20, 2018 and incorporated herein by reference.
10.4	Form of Securities Purchase Agreement, dated October 2019, between Uppercut Brands, Inc., and Investors *
10.5	Form of convertible note agreement with Investors dated October 2019 *
10.6	Form of Warrant, dated October 2019 *
10.7	Form of Securities Purchase Agreement for the purchase of Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors *
10.8	Form of Warrant related to Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors *
10.9	Form of registration rights agreement related to Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors *
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith

ITEM 16.	10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Uppercut Brands, Inc.

Date: March 20, 2020	By:	/s/ Eric Weisblum
Eric Weisblum
Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weisblum	Chairman, Chief Executive Officer,	March 20, 2020
Eric Weisblum	President, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Wayne D. Linsley	Director	March 20, 2020
Wayne D. Linsley