Form 10-Q
period 2020-03-31
Uppercut Brands, Inc.
filed 2020-05-12
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-54872

UPPERCUT BRANDS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	27-3046338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1086 Teaneck Road, Suite 3A

Teaneck, New Jersey 07666

(Address of principal executive offices)

(718) 400-9031

(Registrant’s telephone number, including area code)

Not applicable
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of May 12, 2020, 83,141,956 shares of common stock, par value $0.0001 per share, were outstanding.

UPPERCUT BRANDS, INC.

FORM 10-Q

MARCH 31, 2020

i

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.” These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, and our other filings with the U.S. Securities and Exchange Commission.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Any forward-looking statements speak only as of the date on which they are made, and we disclaim any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by applicable law.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPPERCUT BRANDS, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,143	$111,752
Equity investments, at cost	9,394	9,394
Notes receivable, net	200,000	200,000
Prepaid expenses and other current assets	29,367	16,333
Inventory	155,913	156,366

Total Current Assets	403,817	493,845

Total Assets	$403,817	$493,845

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Convertible note payable, net of discount	$144,375	$61,875
Accounts payable and accrued expenses	106,159	54,862
Note payable - related party	15,000	-
Accrued interest payable - related party	52	-

Total Current Liabilities	265,586	116,737

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 1,000,000 shares shares designated; 4,000 shares issued and outstanding at March 31, 2020 and December 31, 2019 ($100 per share redemption value)	400,000	400,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized: Series B convertible preferred stock, $0.0001 par value, 2,000 shares designated; 115 and 115 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively ($1,000 per share liquidation value)	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 23,604,207 and 23,604,207 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2,361	2,361
Additional paid-in capital	2,630,551	2,630,551
Accumulated deficit	(2,894,681)	(2,655,804)

Total Stockholders’ Deficit	(261,769)	(22,892)

Total Liabilities and Stockholders’ Deficit	$403,817	$493,845

See accompanying unaudited notes to condensed financial statements.

UPPERCUT BRANDS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

SALES	$294	$-

COST OF SALES	84	-

GROSS PROFIT	210	-

OPERATING EXPENSES:
Compensation expense	30,578	30,000
Professional fees	77,933	128,102
Product development	35,019	-
Insurance expense	-	8,174
Bad debt recovery	(1,000)	(4,000)
Selling, general and administrative expenses	17,038	12,289

Total operating expenses	159,568	174,565

LOSS FROM OPERATIONS	(159,358)	(174,565)

OTHER INCOME (EXPENSE):
Interest income	3,033	3,003
Interest expense	(82,500)	(454)
Interest expense - related party	(52)	-
Net unrealized gain on equity investments (non-controlled/non-affiliated investments)		48,493

Total other income (expense)	(79,519)	51,042

NET LOSS	$(238,877)	$(123,523)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	23,604,207	23,417,818

See accompanying unaudited notes to condensed financial statements.

UPPERCUT BRANDS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	115	$-	23,604,207	2,631	2,630,551	(2,655,804)	(22,892)

Net loss	-	-	-	-	-	(238,877)	(238,877)

Balance, March 31, 2020	115	-	23,604,207	$2,631	$2,630,551	$(2,894,681)	$(261,769)

	Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	-	$-	23,417,540	$2,342	$2,047,610	$(1,642,510)	$407,442

Common stock issued for services	-	-	25,000	2	8,748	-	8,750

Net loss	-	-	-	-	-	(123,523)	(123,523)

Balance, March 31, 2019	-	-	23,442,540	$2,344	$2,056,358	$(1,766,033)	$292,669

See accompanying unaudited notes to condensed financial statements.

UPPERCUT BRANDS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(238,877)	$(123,523)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	-	8,750
Amortization of debt discount to interest expense	82,500	-
Net unrealized gain on equity investments	-	(48,493)
Change in operating assets and liabilities:
Decrease in inventory	453	-
(Increase) in prepaid expenses and other current assets	(13,034)	(6,277)
Increase in accounts payable and accrued expenses	51,297	20,019
Increase in accrued interest payable - related party	52	-

NET CASH USED IN OPERATING ACTIVITIES	(117,609)	(149,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	15,000	-
Repayment of insurance finance loan	-	(9,809)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,000	(9,809)

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(102,609)	(159,333)

CASH AND CASH EQUIVALENTS - beginning of period	111,752	336,679

CASH AND CASH EQUIVALENTS - end of period	$9,143	$177,346

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying unaudited notes to condensed financial statements.

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

On October 4, 2013, the Company filed a Form N-54A and elected to become a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company previously elected to be treated for federal income tax purpose as a regulated investment company, or (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”). Through September 29, 2018, the Company met the definition of an investment company in accordance with the guidance under Accounting Standards Codification Topic 946 “Financial Services – Investment Companies”. On September 29, 2018, the Company filed Form N-54C, Notification of Withdrawal of election to be Subject to Section 55 through 65 of the Investment Company Act of 1940, whereas the Company has changed the nature of its business so as to cease to be a business development company (See Note 2 – Basis of Presentation). Additionally, since 2017, the Company is subject to income taxes at corporate tax rates.

On May 21, 2019, the Company amended its articles of incorporation with the State of Delaware to change the Company’s name to Uppercut Brands, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements These unaudited condensed financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the years ended December 31, 2019 and 2018 of the Company which were included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 20, 2020.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss and cash used in operations of $238,877 and $117,609 for the three months ended March 31, 2020.  Additionally, the Company had an accumulated deficit and stockholders’ deficit of $2,894,681 and $261,769 at March 31, 2020, and has generated minimal revenues under its new business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. If the Company is unable to raise additional capital or secure additional lending in the near future to fund its business plan, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the three months ended March 31, 2020 and 2019 include the collectability of notes receivable, the valuation of the Company’s equity investments, amortization period and valuation of intangibles, estimates for obsolete inventory, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, the fair value of warrants issued with debt, and the fair value of shares issued for services.

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

The carrying amounts reported in the balance sheets for cash, notes receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses, notes payable – related party and accrued interest – related party approximate their fair market value based on the short-term maturity of these instruments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. At March 31, 2020 and December 31, 2019, the Company had no cash in excess of FDIC limits, respectively.

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

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Inventory

Inventory, consisting of raw materials and finished goods, are stated at the lower of cost and net realizable value utilizing the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves shall be recorded based on estimates and included in cost of sales. No allowance was required at March 31, 2020 and December 31, 2019.

Equity Investments, at Cost

Equity investments, at cost comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically. Prior to September 29, 2018, equity investments, at cost were recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of equity investments, at cost that had no ready market were determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. At March 31, 2020 and December 31, 2019, equity investments, at cost of $9,394 and $9,394, respectively, comprised mainly of non-marketable capital stock, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

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

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation – Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director , or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment.

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of March 31, 2020 and December 31, 2019 that would require either recognition or disclosure in the accompanying financial statements.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the as-if converted method. Potentially dilutive securities which included convertible preferred shares and stock options are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Series A convertible preferred stock	2,000,000	2,000,000
Series B convertible preferred stock	575,000	-
Convertible notes	1,650,000	-
Stock options	300,000	-
Warrants	2,225,000	-

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.

Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. For the Company’s administrative office lease, the Company analyzed if it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASU 2016-02. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

NOTE 3 – INVENTORY

At March 31, 2020 and December 31, 2019, inventory, including jackets. t-shirts, sweatshirts, hats and fabric, consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$41,231	$41,231
Finished goods	114,682	115,135
Inventory	$155,913	$156,366

NOTE 4 – NOTES RECEIVABLE

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

In December 2019, pursuant to Claim Purchase Agreements, the Company sold its notes receivable and related interest receivable balances in the aggregate amount of $277,305 to an investor. Pursuant to the Claim Purchase Agreements, the investor shall pay the Company the purchase price of $277,305 on the earlier of the payment of six-monthly installments or upon the liquidation of settlement securities of the Seller pursuant to Section 3(a)(10) of the Securities Act, whichever occurs first. The first installment shall be made following entry and full effectuation of a court order approving the settlement of the claim which occurred on March 6, 2020 in the United States district court for the District of Maryland Northern Division. Additionally, on January 6, 2020, the Company and the Seller entered into a Settlement Agreement related to notes receivable. In lieu of the Company seeking default and foreclosure against the Seller pursuant to the Note agreements, the Company received 10,420 shares of the Seller’s convertible Series B preferred stock. Since these Series B preferred shares have limited marketability, no value was placed on these shares. Subsequent to March 31, 2020, the Company collected $5,000 on the notes receivable balance.

At March 31, 2020 and December 31, 2019, notes receivable, net consisted of the following:

	March 31, 2020	December 31, 2019
Principal amounts of notes receivable	$250,000	$250,000
Less: allowance for doubtful accounts	(50,000)	(50,000)
Notes receivable, net	$200,000	$200,000

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

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

The Company shall issue to each investor at the closing, that number of shares of its common stock equal to 14% of the aggregate amount paid by the Investor for the Notes purchased, priced at the closing price of the Company’s common stock on the day prior to the closing, as a due diligence fee. In connection with due diligence fee, during 2019, the Company shall issue 86,667 shares of its common stock to the investors. These shares were valued at $42,000 using the closing price of the Company’s common stock on the day prior to the closing which ranged from $0.35 to $0.60 per share, and the amount was recorded as a debt discount and an increase in equity.

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

For the three months ended March 31, 2020 and 2019, interest expense related to convertible notes and warrants amounted to $82,500 and $0, which consisted of amortization of debt discount.

At March 31, 2020 and December 31, 2019, convertible notes payable consisted of the following:

	March 31, 2020	December 31, 2019
Principal amount	$330,000	$330,000
Less: unamortized debt discount	(185,625)	(268,125)
Convertible notes payable, net	$144,375	$61,875

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 6 - NOTE PAYABLE – RELATED PARTY

On March 11, 2020, the Company entered into a Promissory Note Agreement (the “Note”) with the Company’s chief executive officer in the amount of $15,000. The Note bearing at 6% per annum, was unsecured, and all principal and interest amounts outstanding was due on April 10, 2020. In April 2020, this Note was repaid (see Note 9). At March 31, 2020, notes payable – related party amounted to $15,000. For the three months ended March 31, 2020, interest expense related to this Note amounted to $52.

NOTE 7 – STOCKHOLDERS’ DEFICIT

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

MARCH 31, 2020

(Unaudited)

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

If, at any time while the Series B Preferred Stock is outstanding, the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any Person to acquire shares of common stock at an effective price per share that is lower than the then Conversion Price (such lower price, the “Base Conversion Price” and such issuances, collectively, a “Dilutive Issuance”), then simultaneously with the consummation (or, if earlier, the announcement) of each Dilutive Issuance the Conversion Price shall be reduced to equal the Base Conversion Price. In addition, if at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of common stock (the “Purchase Rights”), then the Holder will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the Holder could have acquired if the Holder had held the number of shares of common stock acquirable upon complete conversion of such Holder’s Series A Preferred Stock.

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

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Stock options

Stock option activities for the three months ended March 31, 2020 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2019	300,000	$0.0001	4.5
Granted	-	-
Forfeited	-	-
Balance Outstanding, March 31, 2020	300,000	$0.0001	4.3	$89,970
Exercisable, March 31, 2020	300,000	$0.0001	4.3	$89,970

Warrants

Warrant activities for the three months ended March 31, 2020 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2019	2,225,000	0.20	4.8
Granted	-	-
Forfeited	-	-
Balance Outstanding, March 31, 2020	2,225,000	$0.20	4.6	$222,500
Exercisable, March 31, 2020	2,225,000	$0.20	4.6	$222,500

NOTE 8 – CONCENTRATIONS

Customer concentration

For the three months ended March 31, 2020, no customer accounted for over 10% of total sales.

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

NOTE 9 – SUBSEQUENT EVENTS

Note payable – related party

On April 1, 2020, the Company entered into a Promissory Note Agreement (the “Note”) with a company owned by the Company’s chief executive officer in the amount of $20,000. The Note bearing at 6% per annum, was unsecured, and all principal and interest amounts outstanding was due on June 30, 2020. On April 30, 2020, the Company repaid this note payable – related party and all interest due.

On April 30, 2020, the Company repaid the note payable – related party of $15,000 and all interest due (see Note 6).

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Exchange of convertible notes for common shares

On April 15, 2020, the Company entered into Exchange Agreements with the holders of its convertible promissory notes, which notes were originally issued in October 2019 (see Note 5). Pursuant to these Exchange Agreements, the holders agreed to exchange their convertible promissory notes of $330,000 and 1,650,000 warrants issued in connection with this debt for an aggregate of 4,125,000 shares of the Company’s common stock. as a price of $0.08 per share. After the exchanges, there are no convertible notes outstanding. In connection with this debt extinguishment, the Company recorded a loss on debt extinguishment of $198,000.

Exchange of Series B Preferred Stock for common shares

On April 15, 2020, the Company entered into Exchange Agreements with the holders of its Series B Convertible Preferred Stock, which shares of Series B Convertible Preferred Stock were originally issued in November 2019 (see Note 7). Pursuant to the Exchange Agreements, the holders agreed to exchange their 115 shares of Series B Convertible Preferred Stock with a stated value of $115,000 and 575,000 warrants issued in connection with the Series B convertible preferred stock for an aggregate of 1,437,500 shares of the Company’s common stock. as a price of $0.08 per share. After the exchanges, there are no shares of the Company’s Series B Convertible Preferred Stock outstanding. In connection with this share exchange, the Company recorded a deemed dividend on this extinguishment of $69.000.

Subscription agreements

On April 17, 2020, the Company entered into subscription agreements with certain accredited investors pursuant to which it issued an aggregate of 7,764,366 shares of the Company’s common stock for proceeds of $77,644, or $0.01 per share.

Consulting agreement

On April 10, 2020, the Company entered into a six-month consulting agreement with an accredited investor pursuant to which it agreed to issue an aggregate of 3,468,841 shares of the Company’s common stock to the consultant for consulting services to be rendered. These shares were valued at $277,507, or $0.08 per common share, based on contemporaneous common share sales (see below), which was amortized over the term of the agreement.

Advisory agreements

On April 7, 2020, the Company entered into a one-year advisory agreements with certain accredited investors pursuant to which it agreed to issue an aggregate of 5,117,343 shares of the Company’s common stock, par value $0.0001 per share, to the advisors for advisory services to be rendered. These shares were valued at $409,387, or $0.08 per common share, based on contemporaneous common share sales (see below), which was amortized over the term of the agreement.

Employment agreement

On April 17, 2020, the Company entered into an Employment Agreement with the Company’s chief executive officer (“CEO”) pursuant to which CEO will continue to serve as chief executive officer and chief financial officer of the Company. The term of the agreement will continue for a period of one year from the date of execution and automatically renews for successive one-year periods at the end of each term until either party delivers written notice of their intent not to review at least 6 months prior to the expiration of the then effective term. Pursuant to the terms of the agreement, CEO’s base salary was increased to $120,000, and Mr. Weisblum shall continue be entitled to earn a bonus, subject to the sole discretion of the Company’s Board. In addition, CEO was granted 7,630,949 shares of the Company’s common stock. These shares were valued at $370,476, or $0.08 per common share, based on contemporaneous common share sales (see below).

The agreement may be terminated by either the Company or CEO at any time and for any reason upon 60 days prior written notice. Upon termination of the agreement, CEO shall be entitled to (i) any equity award that has vested prior to the termination date, (ii) reimbursement of expenses incurred on or prior to such termination date and (iii) such employee benefits to which CEO may be entitled as of the termination date (collectively, the “Accrued Amounts”). The agreement shall also terminate upon CEO’s death or the Company may terminate CEO’s employment upon his disability (as defined in the agreement). Upon the termination of CEO’s employment for death or disability, CEO shall be entitled to receive the Accrued Amounts. The agreement also contains covenants prohibiting CEO from disclosing confidential information with respect to the Company.

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Sale of common stock

On April 28, 2020 (the “Closing Date”), the Company entered into securities purchase agreements (collectively, the “Purchase Agreement”) with certain institutions and accredited investors (each an “Investor” and collectively, the “Investors”) for the sale of an aggregate 29,993,750 shares of the Company’s common stock at a price of $0.08 per share for gross proceeds of $2,399,500, before deducting placement agent fees of $173,950 and other offering expenses of $118,460 (the “Private Placement”). The Purchase Agreement contains customary representations, warranties and covenants of the parties, and the closing was subject to customary closing conditions.

The Purchase Agreement also provides that until the six (6) month anniversary of the date of the Purchase Agreement, in the event of a subsequent financing (except for certain exempt issuances as provided in the Purchase Agreement) by the Company, each Investor that invested over $100,000 pursuant to the Purchase Agreement will have the right to participate in such subsequent financing up to an amount equal to 50% of the subsequent financing on the same terms, conditions and price provided for in the subsequent financing.

In connection with the Private Placement, the Company entered into separate Registration Rights Agreements with the Investors, pursuant to which the Company agreed to undertake to file a registration statement to register the resale of the shares underlying the Registrable Securities (as defined therein) within thirty (30) calendar days following the Closing Date, and to maintain the effectiveness of the registration statement until all of such shares of common stock have been sold or are otherwise able to be sold pursuant to Rule 144. If the Company fails to file the registration statement or have it declared effective by the dates set forth above, amongst other things, the Company is obligated to pay the investors liquidated damages in the amount of 1% of their subscription amount, per month, until such events are satisfied, subject to a cap of 6%.

In conjunction with the Private Placement, all officers and directors of the Company have entered into lock-up agreements pursuant to which they have agreed not to sell their shares of common stock or common stock equivalents in the Company until the twelve-month anniversary of the Closing Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “Uppercut Brands”, “Company”, “we”, “our” or “us” refer to Uppercut Brands, Inc. unless the context otherwise indicates.

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

NFID.com started to launch its apparel business during the third quarter on 2019 and began to generate minimal revenues.

Recent Developments

Common Stock Financing

On April 28, 2020, we entered into securities purchase agreements with certain accredited institutions and investors for the sale of an aggregate of 29,993,750 shares of our common stock at a price of $0.08 per share for gross proceeds of $2,399,500, before deducting placement agent and other offering expenses.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss and cash used in operations of $238,877 and $117,609 for the three months ended March 31, 2020, respectively. Additionally, we had an accumulated deficit and stockholders’ deficit of $2,894,681 and $261,769 at March 31, 2020 and have generated minimal revenues under our new business plan. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. If we are unable to raise additional capital or secure additional lending in the near future to fund our business plan, management expects that we will need to curtail our operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. As of May 14, 2020, our business remains open. At this time, we do not foresee any material changes to our operations from COVID-19. While we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business if our business must close. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations.

Results of Operations

The following table summarizes the results of operations for the three months ending March 31, 2020 and 2019 and were based primarily on the comparative unaudited condensed financial statements, footnotes and related information for the periods identified and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

	Three Months Ended March 31,
	2020	2019
Revenues	$294	$-
Cost of sales	84	-
Operating expenses	159,568	174,565
Loss from operations	(159,358)	(174,565)
Other (expense) income, net	(79,519)	51,042
Net loss	$(238,877)	$(123,523)

Revenues and Cost of Sales:

During the three months ended March 31, 2020, we generated minimal revenues from operations. We did not generate revenues during the three months ended March 31, 2019. For the three months ended March 31, 2020, revenues consisted of revenues generated from the sale of NFID products of $294.

During the three months ended March 31, 2020, cost of sales amounted to $84 as compared to $0 for the three months ended March 31, 2019.

Operating Expenses:

For the three months ended March 31, 2020 and 2019, total operating expenses consisted of the following:

	For the Three Months Ended March 31,
	2020	2019
Compensation expense	$30,578	$30,000
Professional fees	77,933	128,102
Product development	35,019	-
Insurance expense	-	8,174
Bad debt (recovery) expense	(1,000)	(4,000)
Selling, general and administrative expenses	17,038	12,289
Total operating expenses	$159,568	$174,565

●	Compensation expense:

For the three months ended March 31, 2020, compensation expense increased by $578, or 1.9%, as compared to the three months ended March 31, 2019. This increase was attributable to an increase in compensation and related benefits expense paid to our chief executive officer of $10,578 offset be a decrease in compensation expense for directors of $10,000.

●	Professional fees:

For the three months ended March 31, 2020, professional fees decreased by $50,169, or 39.2%, as compared to the three months ended March 31, 2019. The decrease was attributable to a decrease in consulting fee of $34,300, of which $8,750 was stock based compensation related to marketing and advisory services related to our new NFID clothing product line, a decrease in legal fees of $11,930, and a decrease in accounting fees of $3,939.

●	Product development costs:

For the three months ended March 31, 2020, in connection with the development of our NFID product line, we incurred product development costs of $35,019. We did not incur these costs during the three months ended March 31, 2019.

●	Insurance expense:

For the three months ended March 31, 2020, insurance expense decreased by $8,174, or 100.0%, as compared to the three months ended March 31, 2019. This decrease was a result of non-renewal of certain insurance policies.

●	Bad debt recovery:

For the three months ended March 31, 2020 and 2019, we recorded bad debt recovery from the receipt of proceeds of $1,000 and $4,000 from the collection of a previously written off note receivable deemed uncollectible.

●	Selling, general and administrative expenses:

Selling, general and administrative expenses consist of advertising and promotion, transfer agent fees, custodian fees, bank service charges, travel, and other fees and expenses. For the three months ended March 31, 2020, general and administrative expenses increased by $4,749, or 38.6%, as compared to the three months ended March 31, 2019. The increase in selling, general and administrative expenses was primarily attributed to an increase in advertising and promotion expense, computer and internet expenses, edgar filing fees, and other expenses related to our new business operations.

Loss from Operations:

For the three months ended March 31, 2020 and 2019, loss from operations amounted to $159,358 and $174,565, respectively, a decrease of $15,207, or 8.7%. The decrease was primarily a result of the decrease in operating expenses discussed above.

Other (Expenses) Income:

For the three months ended March 31, 2020, total other expenses, net amounted to $(79,519), as compared to total other income, net of $51,042, a change of $130,561, or 255.8%.

●	Interest income:

For the three months ended March 31, 2020 and 2019, we earned interest income of $3,033 and $3,003, primarily resulting from interest earned on notes receivable. The increase was attributable to an increase in income-earning notes receivable.

●	Interest expense:

During the three months ended March 31, 2020, we incurred interest expense of $82,500 primarily related to the increase in borrowings under convertible debt agreements and included amortization of debt discount to interest expense of $82,500. During the three months ended March 31, 2019, we incurred interest expense of $454.

●	Net change in unrealized gain on investments:

During the three months ended March 31, 2019, we recorded an unrealized gain on equity investments of $48,493 attributable to our analysis of the fair value of our investment in Ipsidy, Inc. We did not such unrealized gain or loss during the 2020 period.

Net Loss:

For the three months ended March 31, 2020 and 2019, net loss amounted to $238,877 or $(0.01) per common share (basic and diluted), and $123,523 or $(0.01) per common share (basic and diluted), respectively, an increase of $115,354, or 93.4%. The increase was primarily a result of the increase in operating expenses, and other expenses, net discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $138,231 and $9,143 in cash and cash equivalents as of March 31, 2020 and working capital of $377,108 and $111,752 in cash and cash equivalents as of December 31, 2019.

			Three Months Ended March 31, 2020
	March 31, 2020	December 31, 2019	Working Capital Change	Percentage Change
Working capital:
Total current assets	$403,817	$493,845	$(90,028)	(18.2)%
Total current liabilities	(265,586)	(116,737)	(148,849)	(127.5)%
Working capital:	$138,231	$377,108	$(238,877)	(63.3)%

The decrease in working capital of $238,877 was primarily attributable to a decrease in current assets of $90,028 which was primarily attributable to a decrease in cash of $102,609, offset by an increase in prepaid and other current assets of $13,034, and an increase in current liabilities of $148,849.

In October 2019, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with accredited investors. Pursuant to the terms of the Purchase Agreements, we issued and sold to investors a convertible promissory note in the aggregate principal amount of $330,000 (the “Notes”), and a warrant to purchase up to 1,650,000 shares of the Company’s common stock (the “Warrants”). We received net proceeds of $295,000, net of origination issue discount of $30,000 and fees of $5,000. The Notes are due and payable in October 2020. Prior to an Event of Default, no interest shall accrue on these Notes. On April 15, 2020, the Company entered into Exchange Agreements with the holders of these convertible promissory notes, which notes were originally issued in October 2019. Pursuant to these Exchange Agreements, the holders agreed to exchange their convertible promissory notes and 1,650,000 warrants issued in connection with this debt for an aggregate of 4,125,000 shares of our common stock at a price of $0.08 per share.

On April 1, 2020, we entered into a Promissory Note Agreement (the “Note”) with a company owned by the Company’s chief executive officer in the amount of $20,000. The Note bearing at 6% per annum, was unsecured, and all principal and interest amounts outstanding was due on June 30, 2020. On April 30, 2020, we repaid this note payable – related party and all interest due.

On April 30, 2020, we repaid the note payable – related party of $15,000 and all interest due.

On April 17, 2020, we entered into subscription agreements with certain accredited investors pursuant to which we issued an aggregate of 7,764,366 shares of the Company’s common stock for proceeds of $77,644, or $0.01 per share.

On April 28, 2020 (the “Closing Date”), we entered into securities purchase agreements (collectively, the “Purchase Agreement”) with certain institutions and accredited investors (each an “Investor” and collectively, the “Investors”) for the sale of an aggregate 29,993,750 shares of the Company’s common stock at a price of $0.08 per share for gross proceeds of $2,399,500, before deducting placement agent of $173,950 and other offering expenses of $118,460 (the “Private Placement”). The Purchase Agreement contains customary representations, warranties and covenants of the parties, and the closing was subject to customary closing conditions. The Purchase Agreement also provides that until the six (6) month anniversary of the date of the Purchase Agreement, in the event of a subsequent financing (except for certain exempt issuances as provided in the Purchase Agreement) by the Company, each Investor that invested over $100,000 pursuant to the Purchase Agreement will have the right to participate in such subsequent financing up to an amount equal to 50% of the subsequent financing on the same terms, conditions and price provided for in the subsequent financing. The net proceeds of the Private Placement are expected to be used for working capital purposes and to further execute on the Company’s existing business.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(117,609)	$(149,524)
Cash provided by (used in) financing activities	15,000	(9.809)
Net decrease in cash	$(102,609)	$(159,333)

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $117,609 for the three months ended March 31, 2020 as compared to $149,524 for the three months ended March 31, 2019, a decrease of $31,915.

●	Net cash flow used in operating activities for the three months ended March 31, 2020 primarily reflected a net loss of $238,877 adjusted for the add-back of non-cash items such as amortization of debt discount of $82,500, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $13,034, and an increase in accounts payable and accrued expenses of $51,297.

●	Net cash flow used in operating activities for the three months ended March 31, 2019 primarily reflected a net loss of $123,523 adjusted for the add-back on non-cash items such as stock-based compensation of $8,750 and net unrealized gain on equity investments of $48,493, and changes in operating asset and liabilities consisting of an increase in prepaid expenses of $6,277 and an increase in accounts payable and accrued expenses of $20,019.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $15,000 for the three months ended March 31, 2020 as compared to cashed used in financing activities of $(9,809) for the three months ended March 31, 2019. During the three months ended March 31, 2020, we received net proceeds from related party loan of $15,000. During the three months ended March 31, 2019, we repaid $9,809 of an insurance finance loan.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Equity Investments

At March 31, 2020 and December 31, 2019, equity investments, at cost of $9,394 and $9,394, respectively, comprised mainly of nonmarketable common stock and membership interests, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

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

The carrying amounts reported in the balance sheets for cash, notes receivable, prepaid expenses and other current assets, inventory, accounts payable and accrued expenses, note payable – related party, and convertible notes payable approximate their fair market value based on the short-term maturity of these instruments.

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

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director , or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2020, our disclosure controls and procedures were not effective.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, our management concluded that our internal control over financial reporting was not effective as of that date because of a material weakness in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting:

●	We lack segregation of duties within accounting functions duties as a result of our limited financial resources to support hiring of personnel.

●	the lack of multiples levels of management review on complex business, accounting and financial reporting issues.

●	We have not implemented adequate system and manual controls.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

(b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting the quarter ended March 31, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Form 10-K, except as noted below.

Unfavorable global economic, business or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, including the impact of health and safety concerns, such as those relating to the current COVID-19 outbreak. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our domestic and international customers, possibly resulting in delays in customer payments. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below or previously reported on a Current Report on Form 8-K, we had no unregistered sales of equity securities during the three month period ended March 31, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

31.1	Rule 13a-14(a)/15d14(a) Certifications of Principal Executive Officer and Principal Financial Officer*

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPPERCUT BRANDS, INC.

Dated: May 12, 2020	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer