Form 10-Q
period 2020-06-30
Uppercut Brands, Inc.
filed 2020-08-14
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 12, 2020, 85,141,956 shares of common stock, par value $0.0001 per share, were outstanding.

UPPERCUT BRANDS, INC.

FORM 10-Q

JUNE 30, 2020

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPPERCUT BRANDS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,919,329	$111,752
Equity investments, at cost	9,394	9,394
Notes receivable, net	185,000	200,000
Subscription receivable	2,000	-
Prepaid expenses and other current assets	525,336	16,333
Inventory	154,938	156,366

Total Current Assets	2,795,997	493,845

Total Assets	$2,795,997	$493,845

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Convertible note payable, net of discount	$-	$61,875
Accounts payable and accrued expenses	72,793	54,862
Note payable - current portion	7,258	-

Total Current Liabilities	80,051	116,737

LONG TERM LIABILITIES:
Note payable - long-term portion	11,642	-

Total Long Term Liabilities	11,642	-

Total Liabilities	91,693	116,737

Commitment and Contingencies (see Note 9)

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 1,000,000 shares shares designated; 4,000 shares issued and outstanding at June 30, 2020 and December 31, 2019 ($100 per share redemption value)	400,000	400,000

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series B convertible preferred stock, $0.0001 par value, 2,000 shares designated; none and 115 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively ($1,000 per share liquidation value)	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 83,141,956 and 23,604,207 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	8,314	2,361
Additional paid-in capital	6,634,702	2,630,551
Accumulated deficit	(4,338,712)	(2,655,804)

Total Stockholders’ Equity (Deficit)	2,304,304	(22,892)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,795,997	$493,845

See accompanying unaudited notes to condensed financial statements.

UPPERCUT BRANDS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

SALES	$2,216	$-	$2,510	$-

COST OF SALES	1,333	-	1,417	-

GROSS PROFIT	883	-	1,093	-

OPERATING EXPENSES:
Compensation expense	649,312	86,237	679,890	116,237
Professional fees	312,323	78,119	390,256	206,221
Product development	1,306	-	36,325	-
Insurance expense	3,982	8,173	3,982	16,347
Bad debt recovery	-	(1,500)	(1,000)	(5,500)
Selling, general and administrative expenses	30,653	18,845	47,691	31,134

Total operating expenses	997,576	189,874	1,157,144	364,439

LOSS FROM OPERATIONS	(996,693)	(189,874)	(1,156,051)	(364,439)

OTHER INCOME (EXPENSE):
Interest income	2,937	3,043	5,970	6,046
Other income	3,000	-	3,000	-
Interest expense	(186,103)	(316)	(268,603)	(770)
Interest expense - related party	(172)	-	(224)	-
Loss on debt extinguishment	(198,000)	-	(198,000)	-
Net realized gain on equity investments (non-controlled/non-affiliated investments)	-	45,768	-	45,768
Net unrealized loss on equity investments (non-controlled/non-affiliated investments)	-	(100,832)	-	(52,339)

Total other expense, net	(378,338)	(52,337)	(457,857)	(1,295)

NET LOSS	(1,375,031)	(242,211)	(1,613,908)	(365,734)

Deemed dividend	(69,000)	-	(69,000)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,444,031)	$(242,211)	$(1,682,908)	$(365,734)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.04)	$(0.01)	$(0.04)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	35,128,100	23,442,815	46,930,204	23,430,385

See accompanying unaudited notes to condensed financial statements.

UPPERCUT BRANDS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2019	115	$-	23,604,207	$2,361	$2,630,551	$(2,655,804)	$(22,892)

Net loss	-	-	-	-	-	(238,877)	(238,877)

Balance, March 31, 2020	115	-	23,604,207	2,361	2,630,551	(2,894,681)	(261,769)

Common Stock issued for cash, net of offering cost	-	-	37,758,116	3,775	2,111,958	-	2,115,733

Common Stock issued for future services	-	-	8,586,184	859	686,036	-	686,895

Preferred Shares Exchanged for Common Stock	(115)		1,437,500	144	(144)	-	-

Common Stock issued in connection with employment agreement	-	-	7,630,949	763	609,713	-	610,476

Common Stock issued for Exchange of Notes	-	-	4,125,000	412	527,588	-	528,000

Deemed dividend on Preferred Stock Exchange	-	-	-	-	69,000	(69,000)	-

Net loss	-	-	-	-	-	(1,375,031)	(1,375,031)

Balance, June 30, 2020	-	$-	83,141,956	$8,314	$6,634,702	$(4,338,712)	$2,304,304

	Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2018	-	$-	23,417,540	$2,342	$2,047,610	$(1,642,510)	$407,442

Common stock issued for services	-	-	25,000	2	8,748	-	8,750

Net loss	-	-	-	-	-	(123,523)	(123,523)

Balance, March 31, 2019	-	-	23,442,540	2,344	2,056,358	(1,766,033)	292,669

Common stock issued for services	-	-	25,000	3	8,747	-	8,750

Accretion of stock options for services	-	-	-	-	43,737	-	43,737

Net loss	-	-	-	-	-	(242,211)	(242,211)

Balance, June 30, 2019	-	$-	23,467,540	$2,347	$2,108,842	$(2,008,244)	$102,945

See accompanying unaudited notes to condensed financial statements.

UPPERCUT BRANDS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,613,908)	$(365,734)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	610,476	61,237
Amortization of debt discount to interest expense	268,125	-
Amortization of prepaid stock-based expense	217,305	-
Net realized gain on equity investments	-	(45,768)
Net unrealized gain on equity investments	-	52,339
Loss from debt extinguishment	198,000	-
Change in operating assets and liabilities:
Decrease in inventory	1,428	-
(Increase) decrease in prepaid expenses and other current assets	(39,413)	(5,386)
Increase in accounts payable and accrued expenses	17,931	1,885

NET CASH USED IN OPERATING ACTIVITIES	(340,056)	(301,427)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investments	-	58,987
Collection on note receivable	15,000	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	15,000	58,987

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	35,000	-
Proceeds from note payable	18,900	-
Repayment of note payable - related party	(35,000)	-
Net proceeds from sale of common stock	2,113,733	-
Repayment of insurance finance loan	-	(17,268)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,132,633	(17,268)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	1,807,577	(259,708)

CASH AND CASH EQUIVALENTS - beginning of period	111,752	336,679

CASH AND CASH EQUIVALENTS - end of period	$1,919,329	$76,971

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$224	$-
Income taxes	$-	$-

Non-Cash investing and financing activities:
Common stock issued for prepaid services	$469,590	$-
Common Stock issued for Exchange of Notes	$528,000	$-

See accompanying unaudited notes to condensed financial statements.

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

On April 8, 2020, the Company incorporated a new wholly owned subsidiary, Silo Pharma Inc., in the State of Florida. The Company has also secured the domain name www.silopharma.com. The new subsidiary had no operations during the six months ended June 30, 2020. In July 2020, through the Company’s newly formed subsidiary, the Company entered into a commercial evaluation license and option agreement with a university (see Note 10).

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

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss and cash used in operations of $1,682,908 and $340,056 for the six months ended June 30, 2020.  Additionally, the Company had an accumulated deficit of $4,338,712 at June 30, 2020, and has generated minimal revenues under its new business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise additional capital through additional debt and/or equity financings to fund its operations in the future. If the Company is unable to raise additional capital or secure additional lending in the near future to fund its business plan, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Between April 9, 2020 to April 18, 2020, the Company received gross proceeds of $75,644 and subscription receivable of $2,000 or $0.01 per share from the sale of an aggregate of 7,764,366 shares of the Company’s common stock. Additionally, on April 28, 2020, the Company received gross proceeds of $2,399,500, before deducting placement agent and other offering expenses of $361,410, from the sale of an aggregate of 29,993,750 shares of the Company’s common stock at a price of approximately $0.08 per share (see Note 7).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the six months ended June 30, 2020 and 2019 include the collectability of notes receivable, the valuation of the Company’s equity investments, amortization period and valuation of intangibles, estimates for obsolete inventory, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, the fair value of warrants issued with debt, and the fair value of shares issued for services and in settlements.

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

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. At June 30, 2020, the Company had cash in excess of FDIC limits of approximately $1,668,000 and at December 31, 2019, the Company had no cash in excess of FDIC limits.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $525,336 and $16,333 at June 30, 2020 and December 31, 2019, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, business advisory, legal services, and insurance which are being amortized over the terms of their respective agreements.

Inventory

Inventory, consisting of raw materials and finished goods, are stated at the lower of cost and net realizable value utilizing the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves shall be recorded based on estimates and included in cost of sales. No allowance was required at June 30, 2020 and December 31, 2019.

Equity Investments, at Cost

Equity investments, at cost comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically. Prior to September 29, 2018, equity investments, at cost were recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of equity investments, at cost that had no ready market were determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. At June 30, 2020 and December 31, 2019, equity investments, at cost of $9,394 and $9,394, respectively, comprised mainly of non-marketable capital stock, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of June 30, 2020 and December 31, 2019 that would require either recognition or disclosure in the accompanying financial statements.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the as-if converted method. Potentially dilutive securities which included convertible preferred shares and stock options are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Series A convertible preferred stock	2,000,000	2,000,000
Stock options	300,000	300,000

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

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 3 – INVENTORY

At June 30, 2020 and December 31, 2019, inventory, including jackets. t-shirts, sweatshirts, hats and fabric, consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$42,939	$41,231
Finished goods	111,999	115,135
Inventory	$154,938	$156,366

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

In December 2019, pursuant to Claim Purchase Agreements, the Company sold its notes receivable and related interest receivable balances in the aggregate amount of $277,305 to an investor. Pursuant to the Claim Purchase Agreements, the investor shall pay the Company the purchase price of $277,305 on the earlier of the payment of six-monthly installments or upon the liquidation of settlement securities of the Seller pursuant to Section 3(a)(10) of the Securities Act, whichever occurs first. The first installment shall be made following entry and full effectuation of a court order approving the settlement of the claim which occurred on March 6, 2020 in the United States district court for the District of Maryland Northern Division. Additionally, on January 6, 2020, the Company and the Seller entered into a Settlement Agreement related to notes receivable. In lieu of the Company seeking default and foreclosure against the Seller pursuant to the Note agreements, the Company received 10,420 shares of the Seller’s convertible Series B preferred stock. Since these Series B preferred shares have limited marketability, no value was placed on these shares. Between April 2020 and June 2020, the Company collected an aggregate of $15,000 on the notes receivable balance.

At June 30, 2020 and December 31, 2019, notes receivable, net consisted of the following:

	June 30, 2020	December 31, 2019
Principal amounts of notes receivable	$235,000	$250,000
Less: allowance for doubtful accounts	(50,000)	(50,000)
Notes receivable, net	$185,000	$200,000

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

At any time after the Original Issue Date, until the respective Note is no longer outstanding, the Notes were convertible, in whole or in part, into shares of the Company’s common stock at the option of the Holder, at any time and from time to time. In accordance with the Purchase Agreements and the Notes, subject to adjustments as defined in the Purchase Agreements and Notes. The conversion price (the “Conversion Price”) was equal to $0.20. The Company may prepay the Notes at any time prior to its six-month anniversary, subject to pre-payment charges as detailed in the Note. Upon every conversion, the Company would deliver an additional $1,250 worth of shares (as calculated by the Conversion Price in effect on the conversion notice being honored) to cover the Holder’s expenses and deposit fees associated with each notice of conversion.

The Purchase Agreements and Notes contain customary representations, warranties and covenants, including certain restrictions on the Company’s ability to sell, lease or otherwise dispose of any significant portion of its assets. The Investor also was entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights that the Holder could have acquired if the Holder had held the number of shares of common stock acquirable upon complete conversion of the Note. The Investor’s also had the right of first refusal with respect to any future equity (or debt with an equity component) offering conducted by the Company until the 12-month anniversary of the Closing. The Purchase Agreements and the Notes also provided for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, bankruptcy or insolvency proceedings, and delinquency in periodic report filings with the Securities and Exchange Commission. Upon the occurrence of an event of default, the Investor’s may declare the outstanding obligations due and payable at significant applicable default rates and take such other actions as set forth in the Note.

The Company would issue to each investor at the closing, that number of shares of its common stock equal to 14% of the aggregate amount paid by the Investor for the Notes purchased, priced at the closing price of the Company’s common stock on the day prior to the closing, as a due diligence fee. In connection with due diligence fee, during 2019, the Company shall issue 86,667 shares of its common stock to the investors. These shares were valued at $42,000 using the closing price of the Company’s common stock on the day prior to the closing which ranged from $0.35 to $0.60 per share, and the amount was recorded as a debt discount and an increase in equity.

The Warrants were exercisable at any time on or after the date of the issuance and entitles the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrant, the holders are entitled to exercise the Warrant to purchase up to 1,650,000 shares of the Company’s common stock at an exercise price of $0.20, subject to customary adjustments as detailed in the Warrant.

This Note and related Warrants included a down-round provision under which the Note conversion price and warrant exercise price could be affected on a full-ratchet basis by future equity offerings undertaken by the Company.

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

On April 15, 2020, the Company entered into Exchange Agreements with the holders of these convertible promissory notes. Pursuant to these Exchange Agreements, the holders agreed to exchange their convertible promissory notes of $330,000 and 1,650,000 warrants issued in connection with this debt for an aggregate of 4,125,000 shares of the Company’s common stock. at a price of $0.08 per share. After the exchanges, there are no convertible notes outstanding. The Company issued 4,125,000 shares of common stock which was more than the shares that would have been issued at the original conversion price of $0.20 per share or 1,650,000 shares of common stock, an excess of 2,475,000 shares of common stock. The excess shares were valued at a price of $0.08 per share. Consequently, the Company recorded a loss on debt extinguishment of $198,000 during the six months ended June 30, 2020.

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

For the three and six months ended June 30, 2020, interest expense related to convertible notes and warrants amounted to $268,125 and $185,625, which consisted of amortization of debt discount, respectively. There was no amortization of debt discount during the prior period.

At June 30, 2020 and December 31, 2019, convertible notes payable consisted of the following:

	June 30, 2020	December 31, 2019
Principal amount	$-	$330,000
Less: unamortized debt discount	-	(268,125)
Convertible notes payable, net	$-	$61,875

NOTE 6 - NOTE PAYABLE

Note payable- related party

On March 11, 2020, the Company entered into a Promissory Note Agreement (the “Note”) with the Company’s chief executive officer in the amount of $15,000. The Note bearing at 6% per annum, was unsecured, and all principal and interest amounts outstanding was due on April 10, 2020. In April 2020, this Note and related accrued interest of $126 was repaid. At June 30, 2020, notes payable – related party amounted to $0. For the three and six months ended June 30, 2020, interest expense related to this Note amounted to $74 and $126, respectively.

On April 1, 2020, the Company entered into a Promissory Note Agreement (the “Note”) with a company owned by the Company’s chief executive officer in the amount of $20,000. The Note bearing at 6% per annum, was unsecured, and all principal and interest amounts outstanding was due on June 30, 2020. On April 30, 2020, the Company repaid this note payable – related party and all interest due. For the three and six months ended June 30, 2020, interest expense related to this Note amounted to $99.

Note payable- unrelated party

Paycheck Protection Program Funding

On April 30, 2020, the Company received federal funding in the amount of $18,900 through the Paycheck Protection Program (the “PPP”). PPP funds have certain restrictions on use of the funding proceeds, and generally must be repaid within two (2) years at 1% interest. The PPP loan may, under circumstances, be forgiven. There shall be no payment due by the Company during the six months period beginning on the date of this note (“Deferral Period”). Commencing one month after the expiration of the Deferral Period, the Company shall pay the lender monthly payments of principal and interest, each in equal amount required to fully amortize by the maturity date. If a payment on this note is more than ten days late, the lender shall charge a late fee of up to 5% of the unpaid portion of the regularly scheduled payment. As of June 30, 2020, the principal balance of this note amounted to $18,900 and accrued interest of $32. During the six months ended June 30, 2020, the Company recognized $32 of interest expense.

	As of June 30, 2020	As of December 31, 2019
	(Unaudited)
Principal amount	$18,900	$-
Less: current portion	(7,258)	-
Note payable - long term portion	$11,642	$-

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Minimum principal payments under note payable to unrelated parties at June 30, 2020 are as follows:

Year ended December 31, 2020	$2,001
Year ended December 31, 2021	12,653
Year ended December 31, 2022	4,246
Total principal payments	$18,900

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

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

In connection with the issuance of these Series B preferred shares and Warrants, the Company determined that the terms of the Series B preferred shares and related warrants contain terms that were fixed monetary amounts at inception and accordingly, were not considered derivatives.

On April 15, 2020, the Company entered into Exchange Agreements with the holders of its Series B Convertible Preferred Stock, which shares of Series B Convertible Preferred Stock were originally issued in November 2019. Pursuant to the Exchange Agreements, the holders agreed to exchange their 115 shares of Series B Convertible Preferred Stock with a stated value of $115,000 and 575,000 warrants issued in connection with the Series B convertible preferred stock for an aggregate of 1,437,500 shares of the Company’s common stock at a price of $0.08 per share. After the exchanges, there are no shares of the Company’s Series B Convertible Preferred Stock outstanding. The Company issued 1,437,500 shares of common stock which was more than the shares that would have been issued at the original conversion price of $0.20 per share or 575,000 shares of common stock, an excess of 862,500 shares of common stock. The excess shares were valued at a price of $0.08 per share. Consequently, in connection with this share exchange, the Company recorded a deemed dividend on this extinguishment of $69,000.

Common stock

Sale of common stock

Between April 9, 2020 to April 18, 2020, the Company entered into subscription agreements with certain accredited investors pursuant to which it issued an aggregate of 7,764,366 shares of the Company’s common stock for proceeds of $75,644, and subscription receivable of $2,000 or $0.01 per share, for a total of $77,644. The Company collected the subscription receivable of $2,000 on July 6, 2020.

On April 28, 2020 (the “Closing Date”), the Company entered into securities purchase agreements (collectively, the “Purchase Agreement”) with certain institutions and accredited investors (each an “Investor” and collectively, the “Investors”) for the sale of an aggregate 29,993,750 shares of the Company’s common stock at a price of $0.08 per share for gross proceeds of $2,399,500, before deducting placement agent fees of $242,950 and other offering expenses of $118,460 (the “Private Placement”) for total net proceeds of $2,038,090. The Purchase Agreement contains customary representations, warranties and covenants of the parties, and the closing was subject to customary closing conditions.

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

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

In conjunction with the Private Placement, all officers and directors of the Company have entered into lock-up agreements pursuant to which they have agreed not to sell their shares of common stock or common stock equivalents in the Company until the twelve-month anniversary of the Closing Date.

Common stock issued for future services

On April 17, 2020, the Company entered into one-year advisory agreements with certain accredited investors pursuant to which it agreed to issue an aggregate of 5,117,343 shares of the Company’s common stock to the advisors for advisory services to be rendered. These shares were valued at $409,387, or $0.08 per common share, based on contemporaneous common share sales which are being amortized over the term of the agreements.

On April 17, 2020, the Company entered into a six-month consulting agreement with an accredited investor pursuant to which it agreed to issue an aggregate of 3,468,841 shares of the Company’s common stock to the consultant for consulting services to be rendered. These shares were valued at $277,508, or $0.08 per common share, based on contemporaneous common share sales which is being amortized over the term of the agreement.

During the six months ended June 30, 2020, the Company recognized stock-based consulting of $217,305 and prepaid expense of $469,590 to be amortized over the remaining service period.

Common stock issued for employment agreement

On April 17, 2020, the Company entered into an Employment Agreement with the Company’s chief executive officer (“CEO”) pursuant to which CEO will continue to serve as chief executive officer and chief financial officer of the Company. In connection with this employment agreement, the CEO was granted 7,630,949 shares of the Company’s common stock. These shares were valued at $610,476, or $0.08 per common share, based on contemporaneous common share sales. During the six months ended June 30, 2020, the Company recognized stock-based compensation of $610,476.

Stock options

Stock option activities for the six months ended June 30, 2020 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2019	300,000	$0.0001	4.5
Granted	-	-
Forfeited	-	-
Balance Outstanding, June 30, 2020	300,000	$0.0001	4.05	$134,970
Exercisable, June 30, 2020	300,000	$0.0001	4..05	$134,970

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Warrants

Warrant activities for the six months ended June 30, 2020 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2019	2,225,000	0.20	4.8
Granted	-	-
Cancelled	(2,225,000)	0.20
Balance Outstanding, June 30, 2020	-	$-	-	$-
Exercisable, June 30, 2020	-	$-	-	$-

On April 15, 2020, the Company entered into Exchange Agreements with the holders of convertible promissory notes (see Note 5). Pursuant to these Exchange Agreements, the noteholders agreed to exchange their convertible promissory notes of $330,000 and 1,650,000 warrants issued in connection with this debt for an aggregate of 4,125,000 shares of the Company’s common stock at a price of $0.08 per share. After the exchanges, there are no convertible notes outstanding. The Company issued 4,125,000 shares of common stock which was more than the shares that would have been issued at the original conversion price of $0.20 per share or 1,650,000 shares of common stock, an excess of 2,475,000 shares of common stock. The excess shares were valued at a price of $0.08 per share. Consequently, the Company recorded a loss on debt extinguishment of $198,000 during the six months ended June 30, 2020.

NOTE 8 – CONCENTRATIONS

Customer concentration

For the six months ended June 30, 2020, no customer accounted for over 10% of total sales.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On April 17, 2020, the Company entered into an Employment Agreement with the Company’s chief executive officer (“CEO”) pursuant to which CEO will continue to serve as chief executive officer and chief financial officer of the Company. The term of the agreement will continue for a period of one year from the date of execution and automatically renews for successive one-year periods at the end of each term until either party delivers written notice of their intent not to review at least 6 months prior to the expiration of the then effective term. Pursuant to the terms of the agreement, CEO’s base salary was increased to $120,000, and the CEO shall continue be entitled to earn a bonus, subject to the sole discretion of the Company’s Board. In addition, CEO was granted 7,630,949 vested shares of the Company’s common stock (see Note 7).

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

UPPERCUT BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

Conversion of Series A Preferred Stock into common shares

On August 3, 2020, at the request of the investor, the Company converted 4,000 Series A Preferred Stock into 2,000,000 shares of common stock. After such conversion, the Company shall reclass the $400,000 redemption value of the Series A preferred stock to additional paid in capital.

Commercial Evaluation License and Option Agreement with the University of Baltimore, Maryland

Recently, management has been exploring opportunities to expand its business by seeking to acquire and/or develop intellectual property or technology rights from leading universities and researchers. Effective as of July 15, 2020, through the Company’s subsidiary, Silo Pharma Inc. (see Note 1), the Company entered into a commercial evaluation license and option agreement with the University of Maryland, Baltimore (“UMD”), pursuant to which, UMD has granted the Company an exclusive, non-sublicenseable, non-transferable license to with respect to the exploration of the potential use of central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology. In addition, UMB granted the Company an exclusive, option to negotiate and obtain an exclusive, sublicenseable, royalty-bearing license to with respect to the subject technology. Pursuant to the agreement, the Company is obligated to pay an initial license fee of $10,000 to UMD within 30 days from the Effective date.

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

Recent Developments

Proposed Expansion of Scope of Business

Recently, management has begun to explore opportunities to expand its business by seeking to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases. To that end, the Company has engaged in discussions with a number of world-renowned educational institutions and advisors regarding potential opportunities and will be seeking to expand its advisors to include a scientific advisory board that can help advise management regarding potential acquisition and development of products. In July 2020, the Company, through a newly formed subsidiary, entered into a commercial evaluation license and option agreement with the University of Maryland, Baltimore (“UMD”), pursuant to which, UMD has granted us an exclusive, non-sublicenseable, non-transferable license to with respect to the exploration of the potential use of central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology. See “Commercial Evaluation License and Option Agreement with the University of Baltimore, Maryland” below.

Formation of Subsidiary – Silo Pharma, Inc.

On April 8, 2020, the Company incorporated a new wholly-owned subsidiary, Silo Pharma Inc., in the State of Florida. The Company has also secured the domain name www.silopharma.com.

Commercial Evaluation License and Option Agreement with the University of Baltimore, Maryland

Effective as of July 15, 2020, through our subsidiary, Silo Pharma Inc., we entered into a commercial evaluation license and option agreement with the University of Maryland, Baltimore (“UMD”), pursuant to which, UMD has granted us an exclusive, non-sublicenseable, non-transferable license to with respect to the exploration of the potential use of central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology. In addition, UMB granted us an exclusive, option to negotiate and obtain an exclusive, sublicenseable, royalty-bearing license to with respect to the subject technology. Pursuant to the agreement, we are obligated to pay an initial license fee of $10,000 to UMD within 30 days from the Effective date.

Scientific Advisory Board

The Company is currently contemplating the formation of a Scientific Advisory Board and has engaged in discussions with potential advisors that can help advise management regarding potential acquisition and development of products.

Common Stock Financing

Between April 9, 2020 to April 18, 2020, we entered into subscription agreements with certain accredited investors pursuant to which it issued an aggregate of 7,764,366 shares of our common stock for proceeds of $75,644, and subscription receivable of $2,000 or $0.01 per share. We collected the subscription receivable of $2,000 on July 6, 2020.

On April 28, 2020, we entered into securities purchase agreements with certain accredited institutions and investors for the sale of an aggregate of 29,993,750 shares of our common stock at a price of approximately $0.08 per share for gross proceeds of $2,399,500, before deducting placement agent and other offering expenses of $361,410.

Conversion of Series A Preferred Stock into common shares

On August 3, 2020, we converted 4,000 Series A Preferred Stock into 2,000,000 shares of our common stock. After such conversion, we will reclass the $400,000 redemption value of the Series A preferred stock to additional paid in capital.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss and cash used in operations of $1,682,908 and $340,056 for the six months ended June 30, 2020, respectively. Additionally, we had an accumulated deficit of $4,338,712 at June 30, 2020 and have generated minimal revenues under our new business plan. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. If we are unable to raise additional capital or secure additional lending in the near future to fund our business plan, management expects that we will need to curtail our operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. As of August 14, 2020, our business remains open. At this time, we do not foresee any material changes to our operations from COVID-19. While we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business if our business must close. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations.

Results of Operations

The following table summarizes the results of operations for the three and six months ending June 30, 2020 and 2019 and were based primarily on the comparative unaudited condensed financial statements, footnotes and related information for the periods identified and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Revenues	$2,216	$-	$2,510	$-
Cost of sales	1,333	-	1,417	-
Gross profit	883	-	1,093	-
Operating expenses	997,576	189,874	1,157,144	364,439
Loss from operations	(996,693)	(189,874)	(1,157,144)	(364,439)
Other expense, net	(378,338)	(52,337)	(457,857)	(1,295)
Net loss	$(1,375,031)	$(242,211)	$(1,613,908)	$(365,734)

Revenues and Cost of Sales:

During the three and six months ended June 30, 2020, we generated minimal revenues from operations. We did not generate revenues during the three and six months ended June 30, 2019. For the three and six months ended June 30, 2020, revenues consisted of revenues generated from the sale of NFID products of $2,216 and $2,510, respectively.

During the three and six months ended June 30, 2020, cost of sales amounted to $1,333 and $1,417, respectively, as compared to $0 for the three and six months ended June 30, 2019.

Operating Expenses:

For the six months ended June 30, 2020 and 2019, total operating expenses consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Compensation expense	$649,312	$86,237	$679,890	$116,237
Professional fees	312,323	78,119	390,256	206,221
Produce development	1,306	-	36,325	-
Insurance expense	3,982	8,173	3,982	16,347
Bad debt recovery	-	(1,500)	(1,000)	(5,500)
General and administrative expenses	30,653	18,845	47,691	31,134

Total operating expenses	$997,576	$189,874	$1,157,144	$364,439

●	Compensation expense:

For the six months ended June 30, 2020, compensation expense increased by $563,653, or 485%, as compared to the six months ended June 30, 2019. This increase was primarily attributable to increase stock-based compensation of $566,738 related to the issuance of stock to our chief executive officer for his employment agreement of which is approximately $610,000 in 2020 and increase in his compensation and related benefits expense of $39,415, offset by a decrease in compensation expense for directors of $42,500.

For the three months ended June 30, 2020, compensation expense increased by $563,075, or 653%, as compared to the three months ended June 30, 2019. This increase was primarily attributable to increase stock-based compensation of $566,738 related to the issuance of shares to our chief executive officer for his employment agreement of which is approximately $610,000 in 2020 and increase in his compensation and related benefits expense of $33,837, offset by a decrease in compensation expense for directors of $37,500.

●	Professional fees:

For the six months ended June 30, 2020, professional fees increased by $184,035, or 89%, as compared to the six months ended June 30, 2019. The increase was primarily attributable to an increase in stock-based consulting fees of $199,805 related to the issuance of shares to consultants for business advisory and strategic planning services, increase legal fees of $11,327 offset by decrease in other consulting fees of $26,195 and accounting fees of $901.

For the three months ended June 30, 2020, professional fees increased by $234,204, or 300%, as compared to the three months ended June 30, 2019. The increase was primarily attributable to an increase in stock-based consulting fees of $208,555 related to the issuance of shares to consultants for business advisory and strategic planning services, increase legal fees of $23,257, increase accounting fees of $3,037 offset by decrease in other consulting fees of $645.

●	Product development costs:

For the three and six months ended June 30, 2020, in connection with the development of our NFID product line, we incurred product development costs of $1,306 and $36,325, respectively. We did not incur these costs during the six months ended June 30, 2019.

●	Insurance expense:

For the six months ended June 30, 2020, insurance expense decreased by $12,365, or 76%, as compared to the six months ended June 30, 2019. For the three months ended June 30, 2020, insurance expense decreased by $4,191, or 51%, as compared to the three months ended June 30, 2019.

These decreases were a result of non-renewal of certain insurance policies.

●	Bad debt recovery:

For the six months ended June 30, 2020 and 2019, we recorded bad debt recovery from the receipt of proceeds of $1,000 and $5,500. For the three months ended June 30, 2020 and 2019, we recorded bad debt recovery from the receipt of proceeds of $0 and $1,500 from the collection of a previously written off note receivable deemed uncollectible.

●	Selling, general and administrative expenses:

Selling, general and administrative expenses consist of advertising and promotion, transfer agent fees, custodian fees, bank service charges, travel, and other fees and expenses. For the six months ended June 30, 2020, general and administrative expenses increased by $16,557, or 53%, as compared to the six months ended June 30, 2019. For the three months ended June 30, 2020, general and administrative expenses increased by $11,808, or 63%, as compared to the six months ended June 30, 2019.

The increase in selling, general and administrative expenses was primarily attributed to an increase in advertising and promotion expense, computer and internet expenses, edgar filing fees, and other expenses related to our new business operations.

Loss from Operations:

For the six months ended June 30, 2020 and 2019, loss from operations amounted to $1,156,051 and $364,439, respectively, an increase of $791,612, or 217%. For the three months ended June 30, 2020 and 2019, loss from operations amounted to $996,693 and $189,874, respectively, an increase of $806,819, or 425%.

The decrease was primarily a result of the decrease in operating expenses discussed above.

Other (Expenses) Income:

For the six months ended June 30, 2020, total other expenses, net amounted to $457,857, as compared to $1,295, a change of $456,562, or 35,256%. For the three months ended June 30, 2020, total other expenses, net amounted to $378,338, as compared to $52,337, a change of $326,001, or 623%.

●	Interest income:

For the six months ended June 30, 2020 and 2019, we earned interest income of $5,970 and $6,046, respectively, and for the three months ended June 30, 2020 and 2019, we earned interest income of $2,937 and $3,043, respectively, primarily resulting from interest earned on notes receivable. The decrease was attributable to the decrease in income-earning notes receivable as a result of principal collections.

●	Interest expense:

During the six months ended June 30, 2020, we incurred interest expense of $268,603 primarily related to borrowings under convertible debt agreements and included amortization of debt discount to interest expense of $268,125. During the six months ended June 30, 2019, we incurred interest expense of $770.

During the three months ended June 30, 2020, we incurred interest expense of $186,103 primarily related to borrowings under convertible debt agreements and included amortization of debt discount to interest expense of $185,625. During the three months ended June 30, 2019, we incurred interest expense of $316.

●	Net change in realized gain on investments:

During the three and six months ended June 30, 2019, we recorded a realized gain on equity investments of $45,768 attributable to our analysis of the fair value of our investment in Ipsidy, Inc. We did not have such realized gain or loss during the 2020 period.

●	Net change in unrealized loss on investments:

During the three and six months ended June 30, 2019, we recorded an unrealized loss on equity investments of $100,832 and $52,339, respectively, attributable to our analysis of the fair value of our investment in Ipsidy, Inc. and other equity investments. We did not have such unrealized gain or loss during the 2020 period.

●	Loss on debt extinguishment:

During the three and six months ended June 30, 2020, we recorded loss on debt extinguishment of $198,000 due to the exchange of the convertible notes into common stock pursuant to Exchange Agreements. We did not have such loss during the 2019 period.

Net Loss:

For the six months ended June 30, 2020 and 2019, net loss amounted to $1,613,908 and $365,734, respectively, an increase of $1,248,174, or 341%. For the three months ended June 30, 2020 and 2019, net loss amounted to $1,375,031 and $242,211, respectively, an increase of $1,132,820, or 468%. The increase was primarily a result of the increase in operating expenses, and other expenses, net discussed above.

Net Loss Available to Common Stockholders:

For the six months ended June 30, 2020 and 2019, net loss available to common stockholders amounted to $1,682,908 or $(0.04) per common share (basic and diluted), and $365,734 or $(0.02) per common share (basic and diluted), respectively, an increase of $1,317,174, or 360%. For the three months ended June 30, 2020 and 2019, net loss available to common stockholders amounted to $1,444,031 or $(0.04) per common share (basic and diluted), and $242,211 or $(0.01) per common share (basic and diluted), respectively, an increase of $1,201,820, or 496%. The increase was primarily a result of the increase in operating expenses, and other expenses, net discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $2,715,946 and $1,919,329 in cash and cash equivalents as of June 30, 2020 and working capital of $377,108 and $111,752 in cash and cash equivalents as of December 31, 2019.

			Six months ended June 30, 2020
	June 30, 2020	December 31, 2019	Working Capital Change	Percentage Change
Working capital:
Total current assets	$2,795,997	$493,845	$2,302,152	466%
Total current liabilities	(80,051)	(116,737)	(36,686)	(31)%
Working capital:	$2,715,946	$377,108	$2,338,838	620%

The increase in working capital of $2,338,838 was primarily attributable to a increase in current assets of $2,302,152 which was primarily attributable to a increase in cash of $1,807,577, increase in prepaid and other current assets of $509,003, and a decrease in current liabilities of $36,686.

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

On April 28, 2020 (the “Closing Date”), we entered into securities purchase agreements (collectively, the “Purchase Agreement”) with certain institutions and accredited investors (each an “Investor” and collectively, the “Investors”) for the sale of an aggregate 29,993,750 shares of the Company’s common stock at a price of $0.08 per share for gross proceeds of $2,399,500, before deducting placement agent of $242,950 and other offering expenses of $118,460 (the “Private Placement”). The Purchase Agreement contains customary representations, warranties and covenants of the parties, and the closing was subject to customary closing conditions. The Purchase Agreement also provides that until the six (6) month anniversary of the date of the Purchase Agreement, in the event of a subsequent financing (except for certain exempt issuances as provided in the Purchase Agreement) by the Company, each Investor that invested over $100,000 pursuant to the Purchase Agreement will have the right to participate in such subsequent financing up to an amount equal to 50% of the subsequent financing on the same terms, conditions and price provided for in the subsequent financing. The net proceeds of the Private Placement are expected to be used for working capital purposes and to further execute on the Company’s existing business.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Six months ended June 30,
	2020	2019
Cash used in operating activities	$(340,056)	$(301,427)
Cash provided by investing activities	15,000	58,987
Cash provided by (used in) financing activities	2,132,633	(17,268)
Net increase (decrease) in cash	$1,807,577	$(259,708)

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $340,056 for the six months ended June 30, 2020 as compared to $301,427 for the six months ended June 30, 2019, an increase of $40,629.

●	Net cash flow used in operating activities for the six months ended June 30, 2020 primarily reflected a net loss of $1,613,908 adjusted for the add-back of non-cash items such as amortization of debt discount of $268,125, total stock-based compensation of $827,781, loss from debt extinguishment of $198,000 and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $39,413, and an increase in accounts payable and accrued expenses of $17,931.

●	Net cash flow used in operating activities for the six months ended June 30, 2019 primarily reflected a net loss of $365,734 adjusted for the add-back on non-cash items such as stock-based compensation of $61,237, net realized gain on equity investments of $45,768, and a net unrealized loss on equity investments of $52,339, and changes in operating asset and liabilities consisting of an increase in prepaid expenses and other current assets of $5,386, and an increase in accounts payable and accrued expenses of $1,885.

Cash Provided by Investing Activities

Net cash provided by investing activities was $15,000 for the six months ended June 30, 2020 and consisted of proceeds from collection on note receivable. Net cash provided by investing activities was $58,987 for the six months ended June 30, 2019 and consisted of proceeds from the sale of equity securities.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $2,132,633 for the six months ended June 30, 2020 as compared to cashed used in financing activities of $(17,268) for the six months ended June 30, 2019. During the six months ended June 30, 2020, we received net proceeds from sale of common stock of $2,113,733, related party loans of $35,000, issuance of note payable of $18,900 offset by repayment on notes payable- related party of $35,000. During the six months ended June 30, 2019, we repaid $17,268 of an insurance finance loan.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Equity Investments

Equity investments comprised mainly of nonmarketable common stock and membership interests, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

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

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2020, our disclosure controls and procedures were not effective.

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

There were no changes in our internal control over financial reporting the quarter ended June 30, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 3, 2020, we converted 4,000 Series A Preferred Stock into 2,000,000 shares of our common stock.

Unless otherwise indicated, the foregoing securities were offered and issued in reliance on the exemption from registration requirements under the Securities Act afforded by Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

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

UPPERCUT BRANDS, INC.

Dated: August 14, 2020	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer