Form 10-Q
period 2020-09-30
Silo Pharma, Inc.
filed 2020-11-05
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-54872

SILO PHARMA, INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 4, 2020, 85,141,956 shares of common stock, par value $0.0001 per share, were outstanding.

SILO PHARMA, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

FORM 10-Q

SEPTEMBER 30, 2020

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SILO Pharma, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,645,712	$111,752
Equity investments, at cost	9,394	9,394
Notes receivable, net	90,000	200,000
Prepaid expenses and other current assets	310,984	16,333
Inventory - current	30,744	156,366

Total Current Assets	2,086,834	493,845

Inventory - non-current	117,347	-

Total Assets	$2,204,181	$493,845

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Convertible note payable, net of discount	$-	$61,875
Accounts payable and accrued expenses	114,772	54,862
Note payable - current portion	7,258	-

Total Current Liabilities	122,030	116,737

LONG TERM LIABILITIES:
Note payable - long-term portion	11,642	-

Total Long Term Liabilities	11,642	-

Total Liabilities	133,672	116,737

Commitment and Contingencies (see Note 9)

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 1,000,000 shares designated;
None and 4,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively ($100 per share redemption value)	-	400,000

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series B convertible preferred stock, $0.0001 par value, 2,000 shares designated; none and 115 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively ($1,000 per share liquidation value)	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 85,141,956 and 23,604,207 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	8,514	2,361
Additional paid-in capital	7,034,502	2,630,551
Accumulated deficit	(4,972,507)	(2,655,804)

Total Stockholders’ Equity (Deficit)	2,070,509	(22,892)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,204,181	$493,845

See accompanying unaudited notes to condensed financial statements.

SILO Pharma, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

SALES	$16,285	$268	$18,795	$268

COST OF SALES	29,449	82	30,866	82

GROSS PROFIT (LOSS)	(13,164)	186	(12,071)	186

OPERATING EXPENSES:
Compensation expense	37,308	87,485	717,198	203,722
Professional fees	441,409	108,481	831,665	314,702
Product development	17,364	-	53,689	-
Insurance expense	13,578	8,174	17,560	24,521
Bad debt (recovery)	85,000	(6,000)	84,000	(11,500)
Selling, general and administrative expenses	28,397	44,553	76,088	75,687

Total operating expenses	623,056	242,693	1,780,200	607,132

LOSS FROM OPERATIONS	(636,220)	(242,507)	(1,792,271)	(606,946)

OTHER INCOME (EXPENSE):
Interest income	2,818	3,083	8,788	9,129
Other income	-	-	3,000	-
Interest expense	(393)	(94)	(268,996)	(864)
Interest expense - related party	-	(375)	(224)	(375)
Loss on debt extinguishment	-	-	(198,000)	-
Net realized gain on equity investments (non-controlled/non-affiliated investments)	-	92,264	-	138,032
Net unrealized loss on equity investments (non-controlled/non-affiliated investments)	-	(117,852)	-	(170,191)

Total other expense, net	2,425	(22,974)	(455,432)	(24,269)

NET LOSS	(633,795)	(265,481)	(2,247,703)	(631,215)

Deemed dividend	-	-	(69,000)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(633,795)	$(265,481)	$(2,316,703)	$(631,215)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	84,416,681	23,467,632	59,512,252	23,442,998

See accompanying unaudited notes to condensed financial statements.

SILO Pharma, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

					Additional		Total Stockholders’
	Series B Preferred Stock		Common Stock		Paid In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2019	115	$-	23,604,207	$2,361	$2,630,551	$(2,655,804)	$(22,892)

Net loss	-	-	-	-	-	(238,877)	(238,877)

Balance, March 31, 2020	115	-	23,604,207	2,361	2,630,551	(2,894,681)	(261,769)

Common Stock issued for cash, net of offering cost	-	-	37,758,116	3,775	2,111,958	-	2,115,733

Common Stock issued for future services	-	-	8,586,184	859	686,036	-	686,895

Preferred Shares Exchanged for Common Stock	(115)		1,437,500	144	(144)	-	-

Common Stock issued in connection with employment agreement	-	-	7,630,949	763	609,713	-	610,476

Common Stock issued for Exchange of Notes	-	-	4,125,000	412	527,588	-	528,000

Deemed dividend on Preferred Stock Exchange	-	-	-	-	69,000	(69,000)	-

Net loss	-	-	-	-	-	(1,375,031)	(1,375,031)

Balance, June 30, 2020	-	-	83,141,956	8,314	6,634,702	(4,338,712)	2,304,304

Common Stock issued for conversion of Redeemable Series A Preferred stock	-	-	2,000,000	200	399,800	-	400,000

Net loss	-	-	-	-	-	(633,795)	(633,795)
Balance, September 30, 2020	-	$-	85,141,956	$8,514	$7,034,502	$(4,972,507)	$2,070,509

					Additional		Total Stockholders’
	Series B Preferred Stock		Common Stock		Paid In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2018	-	$-	23,417,540	$2,342	$2,047,610	$(1,642,510)	$407,442

Common stock issued for services	-	-	25,000	2	8,748	-	8,750

Net loss	-	-	-	-	-	(123,523)	(123,523)

Balance, March 31, 2019	-	-	23,442,540	2,344	2,056,358	(1,766,033)	292,669

Common stock issued for services	-	-	25,000	3	8,747	-	8,750

Accretion of stock options for services	-	-	-	-	43,737	-	43,737

Net loss	-	-	-	-	-	(242,211)	(242,211)

Balance, June 30, 2019	-	-	23,467,540	2,347	2,108,842	(2,008,244)	102,945

Common stock issued for services	-	-	25,000	2	8,748	-	8,750

Accretion of stock options for services	-	-	-	-	52,485	-	52,485

Net loss	-	-	-	-	-	(265,481)	(265,481)
Balance, September 30, 2019	-	$-	23,492,540	$2,349	$2,170,075	$(2,273,725)	$(101,301)

See accompanying unaudited notes to condensed financial statements.

SILO Pharma, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,247,703)	$(631,215)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	90,000	-
Stock-based compensation	610,476	122,472
Amortization of prepaid stock-based expense	460,289	-
Amortization of debt discount to interest expense	268,125	-
Inventory write-down	19,879	-
Net realized gain on equity investments	-	(138,032)
Net unrealized loss on equity investments	-	170,191
Loss from debt extinguishment	198,000	-
Change in operating assets and liabilities:

(Increase) decrease in inventory - current	105,743	(72,607)
(Increase) decrease in prepaid expenses and other current assets	(68,045)	10,471
(Increase) in inventory - non-current	(117,347)	-
Increase in accounts payable and accrued expenses	59,910	36,825
Increase in accrued interest payable - related party	-	375
NET CASH USED IN OPERATING ACTIVITIES	(620,673)	(501,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investments	-	191,938
Purchase of equity investment	-	(5,197)
Collection on note receivable	20,000	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	20,000	186,741

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	35,000	25,000
Proceeds from note payable	18,900	-
Repayment of note payable - related party	(35,000)	-
Net proceeds from sale of common stock	2,115,733	-
Repayment of insurance finance loan	-	(22,344)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,134,633	2,656
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	1,533,960	(312,123)
CASH AND CASH EQUIVALENTS - beginning of period	111,752	336,679
CASH AND CASH EQUIVALENTS - end of period	$1,645,712	$24,556

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$224	$-
Income taxes	$-	$-

Non-Cash investing and financing activities:
Common stock issued for prepaid services	$686,895	$-
Common Stock issued for Exchange of Notes	$528,000	$-
Common Stock issued for conversion of Redeemable Series A Preferred stock	$400,000	$-

See accompanying unaudited notes to condensed financial statements.

SILO PHARMA, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Silo Pharma, Inc. (formerly Uppercut Brands, Inc.) (the “Company”) was incorporated in the State of New York on July 13, 2010. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware. On September 29, 2018, the Company entered into an Asset Purchase Agreement (“APA”) with Blind Faith Concepts Holdings, Inc. a Nevada corporation (the “Seller”) whereby the Company completed the acquisition of 100% of the assets of “NFID” from the Seller. The Company is developing NFID as an exclusive brand of apparel consisting initially of sweatshirts, hoodies, pants, t-shirts, jackets and hats.

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

On May 21, 2019, the Company had amended its articles of incorporation with the State of Delaware to change the Company’s name to Uppercut Brands, Inc. On September 24, 2020, the Company amended its articles of incorporation with the State of Delaware to change the Company’s name to Silo Pharma, Inc.

On April 8, 2020, the Company incorporated a new wholly owned subsidiary, Silo Pharma Inc., in the State of Florida. The Company has also secured the domain name www.silopharma.com. In July 2020, through the Company’s newly formed subsidiary, the Company entered into a commercial evaluation license and option agreement with a university (see Note 9). Recently, management has been exploring opportunities to expand the Company’s business by seeking to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases, including the use of psychedelic drugs, such as psilocybin, and the potential benefits they may have in certain cases involving depression, mental health issues and neurological disorders. The new subsidiary had no operations during the nine months ended September 30, 2020.

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

SILO PHARMA, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss and cash used in operations of $2,247,703 and $620,673 for the nine months ended September 30, 2020.  Additionally, the Company had an accumulated deficit of $4,972,507 at September 30, 2020 and has generated minimal revenues under its new business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise additional capital through additional debt and/or equity financings to fund its operations in the future. If the Company is unable to raise additional capital or secure additional lending in the near future to fund its business plan, management expects that the Company will need to curtail its operations. Between April 9, 2020 to April 18, 2020, the Company received gross proceeds of $75,644 and subscription receivable of $2,000 (collected in July 2020) or $0.01 per share from the sale of an aggregate of 7,764,366 shares of the Company’s common stock. Additionally, on April 28, 2020, the Company received gross proceeds of $2,399,500, before deducting placement agent and other offering expenses of $361,410, from the sale of an aggregate of 29,993,750 shares of the Company’s common stock at a price of approximately $0.08 per share (see Note 7). These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the nine months ended September 30, 2020 and 2019 include the collectability of notes receivable, the valuation of the Company’s equity investments, amortization period and valuation of intangibles, estimates for obsolete and slow moving inventory, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, the fair value of warrants issued with debt, and the fair value of shares issued for services and in settlements.

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

SILO PHARMA, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. At September 30, 2020, the Company had cash in excess of FDIC limits of approximately $1,396,000 and at December 31, 2019, the Company had no cash in excess of FDIC limits.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $310,984 and $16,333 at September 30, 2020 and December 31, 2019, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, business advisory, legal services, and insurance which are being amortized over the terms of their respective agreements.

Inventory

Inventory, consisting of raw materials and finished goods, are stated at the lower of cost and net realizable value utilizing the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves shall be recorded based on estimates and included in cost of sales. The Company recorded an inventory write-down of its raw material of $19,879 during the nine months ended September 30, 2020 and was included in cost of sales as reflected in the accompanying unaudited condensed statements of operations. No allowance was required at September 30, 2020 and December 31, 2019. Additionally, the Company shall make an analysis of its inventory for any slow-moving inventory. Accordingly, the Company shall reclass sellable inventories that may not be sold within one year to non-current assets (see Note 3).

SILO PHARMA, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Equity Investments, at Cost

Equity investments, at cost comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically. Prior to September 29, 2018, equity investments, at cost were recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of equity investments, at cost that had no ready market were determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. At September 30, 2020 and December 31, 2019, equity investments, at cost of $9,394 and $9,394, respectively, comprised mainly of non-marketable capital stock, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

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

Cost of Sales

The primary components of cost of sales include the cost of the product, production costs, warehouse storage costs and shipping fees.

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

SILO PHARMA, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of September 30, 2020 and December 31, 2019 that would require either recognition or disclosure in the accompanying financial statements.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the as-if converted method. Potentially dilutive securities which included convertible preferred shares and stock options are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the six months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Series A convertible preferred stock	-	2,000,000
Stock options	300,000	300,000

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

SILO PHARMA, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

NOTE 3 – INVENTORY

At September 30, 2020 and December 31, 2019, inventory, including jackets, t-shirts, sweatshirts, hats and fabric, consisted of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
Raw materials	$23,705	$41,231
Finished goods	124,386	115,135
Total	148,091	156,366
Less: inventory – current	(30,744)	-
Inventory – non-current	$117,347	$-

During the nine months ended September 30, 2020, the Company made an analysis of its inventory and determined that certain sellable inventories may not be sold within one year. Accordingly, the Company reclass such slow moving inventory to non-current assets.

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

SILO PHARMA, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

In December 2019, pursuant to Claim Purchase Agreements, the Company sold its notes receivable and related interest receivable balances in the aggregate amount of $277,305 to an investor. Pursuant to the Claim Purchase Agreements, the investor shall pay the Company the purchase price of $277,305 on the earlier of the payment of six-monthly installments or upon the liquidation of settlement securities of the Seller pursuant to Section 3(a)(10) of the Securities Act, whichever occurs first. The first installment shall be made following entry and full effectuation of a court order approving the settlement of the claim which occurred on March 6, 2020 in the United States district court for the District of Maryland Northern Division. Additionally, on January 6, 2020, the Company and the Seller entered into a Settlement Agreement related to notes receivable. In lieu of the Company seeking default and foreclosure against the Seller pursuant to the Note agreements, the Company received 10,420 shares of the Seller’s convertible Series B preferred stock. Since these Series B preferred shares have limited marketability, no value was placed on these shares. Between April 2020 and September 2020, the Company collected an aggregate of $20,000 on the notes receivable balance. During the three and nine months ended September 30, 2020, the Company recorded an allowance for doubtful account and bad debt expense of $90,000 due to slow collection of the installment payments pursuant to the agreement.

At September 30, 2020 and December 31, 2019, notes receivable, net consisted of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
Principal amounts of notes receivable	$230,000	$250,000
Less: allowance for doubtful accounts	(140,000)	(50,000)
Notes receivable, net	$90,000	$200,000

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

SILO PHARMA, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

On April 15, 2020, the Company entered into Exchange Agreements with the holders of these convertible promissory notes. Pursuant to these Exchange Agreements, the holders agreed to exchange their convertible promissory notes of $330,000 and 1,650,000 warrants issued in connection with this debt for an aggregate of 4,125,000 shares of the Company’s common stock. at a price of $0.08 per share. After the exchanges, there are no convertible notes outstanding. The Company issued 4,125,000 shares of common stock which was more than the shares that would have been issued at the original conversion price of $0.20 per share or 1,650,000 shares of common stock, an excess of 2,475,000 shares of common stock. The excess shares were valued at a price of $0.08 per share. Consequently, the Company recorded a loss on debt extinguishment of $198,000 during the nine months ended September 30, 2020.

For the three and nine months ended September 30, 2020, interest expense related to convertible notes and warrants amounted to $268,125 and $185,625, which consisted of amortization of debt discount, respectively. There was no amortization of debt discount during the prior period.

At September 30, 2020 and December 31, 2019, convertible notes payable consisted of the following:

	September 30, 2020	December 31, 2019
Principal amount	$-	$330,000
Less: unamortized debt discount	-	(268,125)
Convertible notes payable, net	$-	$61,875

SILO PHARMA, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 6 - NOTE PAYABLE

Note payable- related party

On March 11, 2020, the Company entered into a Promissory Note Agreement (the “Note”) with the Company’s chief executive officer in the amount of $15,000. The Note bearing at 6% per annum, was unsecured, and all principal and interest amounts outstanding was due on April 10, 2020. In April 2020, this Note and related accrued interest of $126 was repaid. At September 30, 2020, notes payable – related party amounted to $0. For the three and nine months ended September 30, 2020, interest expense related to this Note amounted to $0 and $126, respectively.

On April 1, 2020, the Company entered into a Promissory Note Agreement (the “Note”) with a company owned by the Company’s chief executive officer in the amount of $20,000. The Note bearing at 6% per annum, was unsecured, and all principal and interest amounts outstanding was due on September 30, 2020. On April 30, 2020, the Company repaid this note payable – related party and all interest due. For the three and nine months ended September 30, 2020, interest expense related to this Note amounted to $0 and $99, respectively.

Note payable- unrelated party

Paycheck Protection Program Funding

On April 30, 2020, the Company received federal funding in the amount of $18,900 through the Paycheck Protection Program (the “PPP”). PPP funds have certain restrictions on use of the funding proceeds, and generally must be repaid within two (2) years at 1% interest. The PPP loan may, under circumstances, be forgiven. There shall be no payment due by the Company during the nine months period beginning on the date of this note (“Deferral Period”). Commencing one month after the expiration of the Deferral Period, the Company shall pay the lender monthly payments of principal and interest, each in equal amount required to fully amortize by the maturity date. If a payment on this note is more than ten days late, the lender shall charge a late fee of up to 5% of the unpaid portion of the regularly scheduled payment. As of September 30, 2020, the principal balance of this note amounted to $18,900 and accrued interest of $80. During the three and nine months ended September 30, 2020, the Company recognized $48 and $80 of interest expense, respectively.

	As of September 30, 2020	As of December 31, 2019
	(Unaudited)
Principal amount	$18,900	$-
Less: current portion	(7,258)	-
Note payable - long term portion	$11,642	$-

Minimum principal payments under note payable to unrelated parties at September 30, 2020 are as follows:

Year ended December 31, 2020	$2,001
Year ended December 31, 2021	12,653
Year ended December 31, 2022	4,246
Total principal payments	$18,900

SILO PHARMA, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Series A redeemable convertible preferred stock

In April 2013, pursuant to a Series A Preferred Stock Purchase Agreement (the “Preferred Stock Agreement”), the Company issued 4,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for $400,000. Holders of Series A Preferred Stock vote together with holders of Common Stock on an as-converted basis. Each share of Series A Preferred Stock was currently convertible into 500 shares of common stock at the option of the holder (subject to a 9.99% beneficial ownership limitation) based on a conversion formula (the Stated Value, currently $100, divided by the Conversion Rate, currently $0.20). The Conversion Rate may be adjusted upon the occurrence of stock dividends or stock splits or subsequent equity sales at a price lower than the current conversion rate. Each share had a $100 liquidation value. The holders of Series A Preferred Stock were entitled to receive dividends on an as-converted basis if paid on Common Stock.

The Series A Convertible Preferred Stock was redeemable at the option of the holder upon the occurrence of certain “triggering events.” In case of a triggering event, the holder had the right to redeem each share held for cash (currently $100/share) or impose a dividend rate on all of the outstanding Preferred Stock at 6% per annum thereafter. A triggering event occurs if the Company fails to deliver certificates representing conversion shares, fails to pay the amount due pursuant to a Buy-In, fails to have available a sufficient number of authorized shares, fails to observe any covenant in the Certificate of Designation unless cured within 30 calendar days, shall be party to a Change in Control Transaction, sustains a bankruptcy event, fails to list or quote its common stock for more than 20 trading days in a twelve-month period, sustains any monetary judgment, writ or similar final process filed against the Company for more than $100,000 and such judgment writ or similar final process shall remain unvacated, unbonded or unstayed for a period of 45 calendar days, or fails to comply with the Asset Coverage requirement.

Because certain of these “triggering events” were outside the control of the Company, the Preferred Stock was classified within the temporary equity section of the accompanying balance sheets.

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

The Company believes the carrying amount reported in the balance sheets for the Series A Preferred Stock of $400,000 approximates the fair market value of such Preferred Stock based on the short-term maturity of these instruments which also equals the redemption value reflected as on the balance sheets as of December 31, 2019.

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

SILO PHARMA, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Conversion of Series A Preferred Stock into common shares

On August 3, 2020, at the request of the investor, the Company converted 4,000 Series A Preferred Stock into 2,000,000 shares of common stock. After such conversion, the Company reclassed the $400,000 redemption value of the Series A preferred stock to additional paid in capital. Accordingly, there are no shares of Series A preferred stock issued and outstanding as of September 30, 2020.

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

SILO PHARMA, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

SILO PHARMA, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

During the nine months ended September 30, 2020, the Company recognized stock-based consulting of $460,289 and prepaid expense of $226,806 to be amortized over the remaining service period.

Common stock issued for employment agreement

On April 17, 2020, the Company entered into an Employment Agreement with the Company’s chief executive officer (“CEO”) pursuant to which CEO will continue to serve as chief executive officer and chief financial officer of the Company. In connection with this employment agreement, the CEO was granted 7,630,949 shares of the Company’s common stock. These shares were valued at $610,476, or $0.08 per common share, based on contemporaneous common share sales. During the nine months ended September 30, 2020, the Company recognized stock-based compensation of $610,476.

Common stock issued for conversion of Series A Preferred Stock

On August 3, 2020, at the request of the investor, the Company converted 4,000 Series A Preferred Stock into 2,000,000 shares of common stock. After such conversion, the Company reclassed the $400,000 redemption value of the Series A preferred stock to additional paid in capital.

Stock options

Stock option activities for the nine months ended September 30, 2020 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2019	300,000	$0.0001	4.5
Granted	-	-
Forfeited	-	-
Balance Outstanding, September 30, 2020	300,000	$0.0001	3.79	$104,970
Exercisable, September 30, 2020	300,000	$0.0001	4.79	$104,970

SILO PHARMA, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Warrants

Warrant activities for the nine months ended September 30, 2020 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2019	2,225,000	0.20	4.8
Granted	-	-
Cancelled	(2,225,000)	0.20
Balance Outstanding, September 30, 2020	-	$-	-	$-
Exercisable, September 30, 2020	-	$-	-	$-

On April 15, 2020, the Company entered into Exchange Agreements with the holders of convertible promissory notes (see Note 5). Pursuant to these Exchange Agreements, the noteholders agreed to exchange their convertible promissory notes of $330,000 and 1,650,000 warrants issued in connection with this debt for an aggregate of 4,125,000 shares of the Company’s common stock at a price of $0.08 per share. After the exchanges, there are no convertible notes outstanding. The Company issued 4,125,000 shares of common stock which was more than the shares that would have been issued at the original conversion price of $0.20 per share or 1,650,000 shares of common stock, an excess of 2,475,000 shares of common stock. The excess shares were valued at a price of $0.08 per share. Consequently, the Company recorded a loss on debt extinguishment of $198,000 during the nine months ended September 30, 2020.

NOTE 8 – CONCENTRATIONS

Customer concentration

For the nine months ended September 30, 2020, no customer accounted for over 10% of total sales.

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

SILO PHARMA, INC.

(FORMERLY KNOWN AS UPPERCUT BRANDS, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Commercial Evaluation License and Option Agreement with the University of Baltimore, Maryland

Recently, management has been exploring opportunities to expand its business by seeking to acquire and/or develop intellectual property or technology rights from leading universities and researchers. Effective as of July 15, 2020, through the Company’s subsidiary, Silo Pharma Inc. (see Note 1), the Company entered into a commercial evaluation license and option agreement with the University of Maryland, Baltimore (“UMD”), pursuant to which, UMD has granted the Company an exclusive, non-sublicenseable, non-transferable license to with respect to the exploration of the potential use of central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology. In addition, UMB granted the Company an exclusive, option to negotiate and obtain an exclusive, sublicenseable, royalty-bearing license to with respect to the subject technology. This agreement shall be effective on the effective date and shall expire six months from July 15, 2020 unless sooner terminated. Both parties may terminate this agreement within thirty days by giving a written notice. Pursuant to the agreement, the Company paid the initial fee of $10,000 to UMD in July 2020 which was recorded in professional fees during the three and nine months ended September 30, 2020 since the Company could not conclude that such costs would be recoverable for this early stage venture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “Silo Pharma”, “Company”, “we”, “our” or “us” refer to Silo Pharma, Inc. unless the context otherwise indicates.

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

Commercial Evaluation License and Option Agreement with the University of Baltimore, Maryland

Effective as of July 15, 2020, through our subsidiary, Silo Pharma Inc., we entered into a commercial evaluation license and option agreement with the University of Maryland, Baltimore (“UMD”), pursuant to which, UMD has granted us an exclusive, non-sublicenseable, non-transferable license to with respect to the exploration of the potential use of central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology. In addition, UMB granted us an exclusive, option to negotiate and obtain an exclusive, sublicenseable, royalty-bearing license to with respect to the subject technology. Pursuant to the agreement, we paid the initial license fee of $10,000 to UMD in July 2020.

Appointment of Director

Effective October 1, 2020, the board of directors of the Company appointed Dr. Kevin Muñoz as a director of the Company to fill a vacancy on the Board. Dr. Muñoz will serve on the Board’s Audit and Compensation Committees. Dr. Kevin Muñoz, 42, is currently the Director of Operations at Physical Medicine and Rehabilitation, an outpatient facility for the treatment of musculoskeletal issues, and has served in various capacities with Physical Medicine and Rehabilitation since 2008. Dr. Muñoz holds an MD from Xavier University School of Medicine and a BS from the University of Michigan.

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

Conversion of Series A Preferred Stock into common shares

On August 3, 2020, we converted 4,000 Series A Preferred Stock into 2,000,000 shares of our common stock. After such conversion, we reclassed the $400,000 redemption value of the Series A preferred stock to additional paid in capital.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss and cash used in operations of $2,247,703 and $620,673 for the nine months ended September 30, 2020, respectively. Additionally, we had an accumulated deficit of $4,972,507 at September 30, 2020 and have generated minimal revenues under our new business plan. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. If we are unable to raise additional capital or secure additional lending in the near future to fund our business plan, management expects that we will need to curtail our operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Results of Operations

The following table summarizes the results of operations for the three and nine months ended September 30, 2020 and 2019 and were based primarily on the comparative unaudited condensed financial statements, footnotes and related information for the periods identified and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Revenues	$16,285	$268	$18,795	$268
Cost of sales	29,449	82	30,866	82
Gross (loss) profit	(13,164)	186	(12,071)	186
Operating expenses	(623,056)	(242,693)	(1,780,200)	(607,132)
Loss from operations	(636,220)	(242,507)	(1,792,271)	(606,946)
Other income (expense), net	2,425	(22,974)	(455,432)	(24,269)
Net loss	$(633,795)	$(265,481)	$(2,247,703)	$(631,215)

Revenues and Cost of Sales:

During the three and nine months ended September 30, 2020, we generated minimal revenues from operations. We also generated minimal revenues during the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2020, revenues consisted of revenues generated from the sale of NFID products of $16,285 and $18,795, respectively.

During the three and nine months ended September 30, 2020, cost of sales amounted to $29,449 and $30,866, respectively, as compared to $82 for the three and nine months ended September 30, 2019. The primary components of cost of sales include the cost of the product, production costs, warehouse storage costs and shipping fees. Additionally, we recorded an inventory write-down on raw materials for $19,879 for the three and nine months ended September 30, 2020 which resulted in a negative gross margins for those periods.

Operating Expenses:

For the three and nine months ended September 30, 2020 and 2019, total operating expenses consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Compensation expense	$37,308	$87,845	$717,198	$203,722
Professional fees	441,409	108,481	831,665	314,702
Produce development	17,364	-	53,689	-
Insurance expense	13,578	8,174	17,560	24,521
Bad debt expense (recovery)	85,000	(6,000)	84,000	(11,500)
General and administrative expenses	28,397	44,553	76,088	75,687

Total operating expenses	$623,056	$242,693	$1,780,200	$607,132

●	Compensation expense:

For the nine months ended September 30, 2020, compensation expense increased by $513,476, or 252%, as compared to the nine months ended September 30, 2019. This increase was primarily attributable to increase stock-based compensation of $514,253 related to the issuance of stock to our chief executive officer for his employment agreement of which is approximately $610,000 in 2020 and increase in his compensation and related benefits expense of $46,723, offset by a decrease in compensation expense for directors of $47,500.

For the three months ended September 30, 2020, compensation expense decreased by $50,177, or 57%, as compared to the three months ended September 30, 2019. This decrease was primarily attributable to decrease stock-based compensation of $52,485.

●	Professional fees:

For the nine months ended September 30, 2020, professional fees increased by $516,963, or 164%, as compared to the nine months ended September 30, 2019. The increase was primarily attributable to an increase in stock-based consulting fees of $434,039 related to the issuance of shares to consultants for business advisory and strategic planning services, increase legal fees of $72,500, increase investor relation fees of $14,000 offset by decrease in other consulting fees of $2,660 and accounting fees of $916.

For the three months ended September 30, 2020, professional fees increased by $332,928, or 307%, as compared to the three months ended September 30, 2019. The increase was primarily attributable to an increase in stock-based consulting fees of $234,233 related to the issuance of shares to consultants for business advisory and strategic planning services, increase legal fees of $61,173, increase investor relation fees of $10,500, and increase in other consulting fees of $27,021.

●	Product development costs:

For the three and nine months ended September 30, 2020, in connection with the development of our NFID product line, we incurred product development costs of $17,364 and $53,689, respectively. We did not incur these costs during the nine months ended September 30, 2019.

●	Insurance expense:

For the nine months ended September 30, 2020, insurance expense decreased by $6,961, or 28%, as compared to the nine months ended September 30, 2019. These decreases were a result of non-renewal of certain insurance policies.

For the three months ended September 30, 2020, insurance expense increased by $5,404, or 66%, as compared to the three months ended September 30, 2019. The increase was primarily related to increase health insurance paid for our CEO.

●	Bad debt expense (recovery):

For the nine months ended September 30, 2020 and 2019, we recorded bad debt expense of $84,000 and bad debt recovery from the receipt of proceeds of $11,500, respectively. For the three months ended September 30, 2020 and 2019, we recorded bad debt expense of $85,000 and bad debt recovery from the receipt of proceeds of $6,000 from the collection of a previously written off note receivable deemed uncollectible. The Company recorded an allowance on bad debt of $90,000 on its note receivable during the three and nine months ended September 30, 2020 due to slow collection of the installment payments pursuant to the agreement.

●	Selling, general and administrative expenses:

Selling, general and administrative expenses consist of advertising and promotion, transfer agent fees, custodian fees, bank service charges, travel, and other fees and expenses. For the nine months ended September 30, 2020, general and administrative expenses increased by $401, or 1%, as compared to the nine months ended September 30, 2019.

For the three months ended September 30, 2020, general and administrative expenses decreased by $16,156, or 36%, as compared to the three months ended September 30, 2019. The increase in selling, general and administrative expenses was primarily attributed to an increase in advertising and promotion expense, EDGAR filing fees, and other expenses related to our new business operations.

Loss from Operations:

For the nine months ended September 30, 2020 and 2019, loss from operations amounted to $1,792,271 and $606,946, respectively, an increase of $1,185,325, or 195%. For the three months ended September 30, 2020 and 2019, loss from operations amounted to $636,220 and $242,507, respectively, an increase of $393,713, or 162%.

The increase was primarily a result of the decrease in operating expenses discussed above.

Other (Expenses) Income:

For the nine months ended September 30, 2020, total other expenses, net amounted to $455,432, as compared to $24,269, a change of $431,163, or 1,777%. For the three months ended September 30, 2020, total other income (expenses), net amounted to $2,425, as compared to $(22,974), a change of $25,399, or 111%.

●	Interest income:

For the nine months ended September 30, 2020 and 2019, we earned interest income of $8,788 and $9,129, respectively, and for the three months ended September 30, 2020 and 2019, we earned interest income of $2,818 and $3,083, respectively, primarily resulting from interest earned on notes receivable. The decrease was attributable to the decrease in income-earning notes receivable as a result of principal collections.

●	Interest expense:

During the nine months ended September 30, 2020, we incurred interest expense of $268,996 primarily related to borrowings under convertible debt agreements and included amortization of debt discount to interest expense of $268,125. All convertible notes were exchanged into common stock during the second quarter of year 2020.

During the three months ended September 30, 2020, we incurred interest expense of $393 primarily related to borrowings under a note payable. During the three months ended September 30, 2019, we incurred interest expense of $469. The decrease in interest expense is due to the exchange of all convertible notes into common stock during the second quarter of year 2020.

●	Net change in realized gain on investments:

During the three and nine months ended September 30, 2019, we recorded a realized gain on equity investments of $92,264 and $138,032, respectively, primarily attributed to a gain from the sale of our remaining equity investment in Ipsidy, Inc. and other equity investments. We did not have such realized gain or loss during the 2020 period.

●	Net change in unrealized loss on investments:

During the three and nine months ended September 30, 2019, we recorded an unrealized loss on equity investments of $117,852 and $170,191, respectively, attributable to our analysis of the fair value of our investment in Ipsidy, Inc. and other equity investments. We did not have such unrealized gain or loss during the 2020 period.

●	Loss on debt extinguishment:

During the three and nine months ended September 30, 2020, we recorded loss on debt extinguishment of $0 and $198,000, respectively, due to the exchange of the convertible notes into common stock pursuant to Exchange Agreements. We did not have such loss during the 2019 period.

Net Loss:

For the nine months ended September 30, 2020 and 2019, net loss amounted to $2,247,703 and $631,215, respectively, an increase of $1,616,488, or 256%. For the three months ended September 30, 2020 and 2019, net loss amounted to $633,795 and $265,481, respectively, an increase of $368,314, or 139%. The increase was primarily a result of the increase in operating expenses, and other expenses, net discussed above.

Net Loss Available to Common Stockholders:

For the nine months ended September 30, 2020 and 2019, net loss available to common stockholders amounted to $2,316,703 or $(0.04) per common share (basic and diluted), and $631,215 or $(0.03) per common share (basic and diluted), respectively, an increase of $1,685,488, or 267%. For the three months ended September 30, 2020 and 2019, net loss available to common stockholders amounted to $633,795 or $(0.01) per common share (basic and diluted), and $265,481 or $(0.01) per common share (basic and diluted), respectively, an increase of $368,314, or 139%. The increase was primarily a result of the increase in operating expenses, and other expenses, net discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $1,964,804 and $1,645,712 in cash and cash equivalents as of September 30, 2020 and working capital of $377,108 and $111,752 in cash and cash equivalents as of December 31, 2019.

			Nine months ended September 30, 2020
	September 30, 2020	December 31, 2019	Working Capital Change	Percentage Change
Working capital:
Total current assets	$2,086,834	$493,845	$1,592,989	323%
Total current liabilities	(122,030)	(116,737)	5,293	5%
Working capital:	$1,964,804	$377,108	$1,587,696	421%

The increase in working capital of $1,587,696 was primarily attributable to an increase in current assets of $1,592,989 which was primarily attributable to an increase in cash of $1,533,960, increase in prepaid and other current assets of $294,651 offset by decreases in notes receivable of $110,000 and inventory – current of $125,622.

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

On March 11, 2020, we entered into a Promissory Note Agreement (the “Note”) with our chief executive officer in the amount of $15,000. The Note bearing at 6% per annum, was unsecured, and all principal and interest amounts outstanding was due on April 10, 2020. On April 30, 2020, we repaid the note payable – related party of $15,000 and all interest due.

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

Cash Flows

A summary of cash flow activities is summarized as follows:

	Nine months ended September 30,
	2020	2019
Cash used in operating activities	$(620,673)	$(501,520)
Cash provided by investing activities	20,000	186,741
Cash provided by (used in) financing activities	2,134,633	2,656
Net increase (decrease) in cash	$1,533,960	$(312,123)

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $620,673 for the nine months ended September 30, 2020 as compared to $501,520 for the nine months ended September 30, 2019, an increase of $119,153.

●	Net cash flow used in operating activities for the nine months ended September 30, 2020 primarily reflected a net loss of $2,247,703 adjusted for the add-back of non-cash items such as amortization of debt discount of $268,125, bad debt of $90,000, total stock-based compensation of $1,070,765, loss from debt extinguishment of $198,000, inventory write-down of $19,879, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $68,045, and an increase in accounts payable and accrued expenses of $59,910.

●	Net cash flow used in operating activities for the nine months ended September 30, 2019 primarily reflected a net loss of $631,215 adjusted for the add-back on non-cash items such as stock-based compensation of $122,472, net realized gain on equity investments of $138,032, and a net unrealized loss on equity investments of $170,191, and changes in operating asset and liabilities consisting of an increase in inventory of $72,607, a decrease in prepaid expenses and other current assets of $10,471 and an increase in accounts payable and accrued expenses of $36,825.

Cash Provided by Investing Activities

Net cash provided by investing activities was $20,000 for the nine months ended September 30, 2020 and consisted of proceeds from collection on note receivable. Net cash provided by investing activities was $186,741 for the nine months ended September 30, 2019 and consisted of proceeds from the sale of equity securities of $191,938 offset by the purchase of equity investment, at fair value of $5,197.

Cash Provided by Financing Activities

Net cash provided by financing activities was $2,134,633 for the nine months ended September 30, 2020 as compared to cashed provided in financing activities of $2,656 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we received net proceeds from sale of common stock of $2,115,733, related party loans of $35,000, proceeds from a note payable of $18,900 offset by repayment on notes payable- related party of $35,000. During the nine months ended September 30, 2019, we received proceeds from note payable – related party of $25,000 and repaid $22,344 of an insurance finance loan.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Inventory

Inventory, consisting of raw materials and finished goods, are stated at the lower of cost and net realizable value utilizing the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves shall be recorded based on estimates and included in cost of sales. Additionally, the Company shall make an analysis of its inventory for any slow-moving inventory. Accordingly, the Company shall reclass sellable inventories that may not be sold in one year to non-current assets.

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

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2020, our disclosure controls and procedures were not effective.

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

There were no changes in our internal control over financial reporting the quarter ended September 30, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SILO PHARMA, INC.

Dated: November 5, 2020	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer