Form 10-K
period 2020-12-31
Silo Pharma, Inc.
filed 2021-03-29
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 000-54872

SILO PHARMA, INC.

(Exact name of registrant as specified in charter)

Delaware	27-3046338
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

560 Sylvan Avenue, Suite 3160, Englewood Cliffs, New Jersey	07632
(Address of principal executive offices)	(Zip code)

(718) 400-9031

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, $0.0001 value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2020 was $23,748,763 based upon the closing price of the registrant’s common stock of $0.45 on the OTCQB as of that date.

Number of shares of common stock outstanding as of March 25, 2021 was 85,176,956.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	our ability to obtain additional funds for our operations;

●	our financial performance;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	intellectual property risks;

●	the impact of government regulation and developments relating to our competitors or our industry;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	our estimates of our expenses, losses, future revenue and capital requirements, including our needs for additional financing;

●	our ability to attract and retain qualified key management and technical personnel;

●	statements regarding our goals, intensions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

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

This report also contains estimates, projections and other information concerning our industry, our business and our markets, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, and general publications, government data and similar sources. While we believe that the reports, research surveys, studies and similar data prepared by third parties are reliable, we have not independently verified the data contained in them.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake any obligation to update or release any revisions to these forward-looking statements to reflect any events or circumstances, whether as a result of new information, future events, changes in assumptions or otherwise, after the date hereof. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to our Financial Position and Need for Capital

●	There is substantial doubt about our ability to continue as a going concern.

●	We will require additional financing in the future to fund our operations, and raising additional capital may cause dilution to holders of our stockholders, restrict our operations or require us to relinquish certain rights.

Risks Related to our Rare Disease Therapeutics Business

●	Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of any future therapeutic candidates are prolonged or delayed, we or our current or future collaborators may be unable to obtain required regulatory approvals, and therefore we will be unable to commercialize our future therapeutic candidates on a timely basis or at all, which will adversely affect our business.

●	Any therapeutic candidates we may develop in the future may be subject to controlled substance laws and regulations in the territories where the product will be marketed, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations and our financial condition. Specifically, psilocybin and psilocin are listed as Schedule I controlled substances under the Controlled Substances Act in the U.S., and similar controlled substance legislation in other countries and any significant breaches in our compliance with these laws and regulations, or changes in the laws and regulations may result in interruptions to our development activity or business continuity.

●	Our product candidates may contain controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding psilocybin or our current or future investigational therapies using psilocybin may negatively influence the success of these therapies.

●	Even if any of our future therapeutic candidates obtain regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense or penalties if we fail to comply with regulatory requirements.

●	If we are unable to enroll patients in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

●	We have never commercialized a therapeutic candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our therapies on our own or with suitable collaborators.

●	The future commercial success of our future therapeutic candidates will depend on the degree of market access and acceptance of our potential therapies as well as the extent to which governmental authorities and health insurers establish adequate reimbursement levels and pricing policies.

●	We may become exposed to costly and damaging liability claims, and our product liability insurance may not cover all damages from such claims.

●	Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize any of our future therapeutic candidates and could have a material adverse effect on our business.

●	Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers may be subject, directly or indirectly, to U.S. federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, other healthcare laws and regulations and other foreign privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Risks Relating to Our Intellectual Property Rights

●	The failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively.

●	If we fail to comply with our obligations in the agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose rights that are important to our business.

General Risk Factors

●	We have never paid cash dividends and have no plans to pay cash dividends in the future.

●	If we fail to remain current in our reporting requirements, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

●	Our common stock could be subject to extreme volatility. Market and economic conditions may negatively impact our business, financial condition and share price.

●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

v

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “Silo,” “we,” “us,” and “our” refers to Silo Pharma, Inc. and its subsidiary.

ITEM 1. BUSINESS

Overview

We are a developmental stage biopharmaceutical company focused on merging traditional therapeutics with psychedelic research. We seek to acquire assets to license and fund research which we believe will be transformative to the well-being of patients and the health care industry, and we are committed to developing innovative solutions to address a variety of underserved conditions. In these uncertain times, the mental health of the nation and beyond is being put to the test. More than ever, creative new therapies are needed to address the health challenges of today. Combining our resources with world-class medical research partners, we hope to make significant advances in the medical and psychedelic space.

Rare Disease Therapeutics

We seek to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases, including the use of psychedelic drugs, such as psilocybin, and the potential benefits they may have in certain cases involving depression, mental health issues and neurological disorders. We are focused on merging traditional therapeutics with psychedelic research for people suffering from indications such as depression, post-traumatic stress disorder (“PTSD”), Parkinson’s, and other rare neurological disorders. Our mission is to identify assets to license and fund the research which we believe will be transformative to the well-being of patients and the health care industry.

Psilocybin is considered a serotonergic hallucinogen and is an active ingredient in some species of mushrooms. Recent industry studies using psychedelics, such as psilocybin, have been promising, and we believe there is a large unmet need with many people suffering from depression, mental health issues and neurological disorders. While classified as a Schedule I substance under the Controlled Substances Act (“CSA”), there is an accumulating body of evidence that psilocybin may have beneficial effects on depression and other mental health conditions. Therefore, the U.S. Food and Drug Administration (“FDA”) and U.S. Drug Enforcement Agency (“DEA”) have permitted the use of psilocybin in clinical studies for the treatment of a range of psychiatric conditions.

The potential of psilocybin therapy in mental health conditions has been demonstrated in a number of academic-sponsored studies over the last decade. In these early studies, it was observed that psilocybin therapy provided rapid reductions in depression symptoms after a single high dose, with antidepressant effects lasting for up to at least six months for a number of patients. These studies assessed symptoms related to depression and anxiety through a number of widely used and validated scales. The data generated by these studies suggest that psilocybin is generally well-tolerated and has the potential to treat depression when administered with psychological support.

We have recently engaged in discussions with a number of world-renowned educational institutions and advisors regarding potential opportunities and have formed a scientific advisory board that is intended to help advise management regarding potential acquisition and development of products. In addition, we entered into certain sponsored research and/or license agreements, as more fully described below, and are seeking to enter into additional scientific research agreements and partnerships with other universities.

We plan to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand our business to focus on this new line of business.

License Agreements

License Agreement with the University of Baltimore, Maryland

On February 12, 2021, we entered into a Master License Agreement (the “UMB License Agreement”) with the University of Maryland, Baltimore (“UMB”) pursuant to which UMB granted us an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property (i) to make, have made, use, sell, offer to sell, and import certain licensed products and (ii) to use the invention titled, “Central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology” and UMB’s confidential information to develop and perform certain licensed processes for the therapeutic treatment of neuroinflammatory disease. Pursuant to the UMB License Agreement, we agreed to pay UMB (i) a license fee for $75,000, (ii) certain event-based milestone payments, (iii) royalty payments depending on net revenues, (iv) minimum royalty payments, and (v) a tiered percentage of sublicense income. The UMB License Agreement will remain in effect until the later of: (a) the last patent covered under the UMB License Agreement expires, (b) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity, if applicable, or (c) ten years after the first commercial sale of a licensed product in that country, unless earlier terminated in accordance with the provisions of the UMB License Agreement. The term of the UMB License Agreement shall expire 15 year after the effective date in which (a) there were never any patent rights, (b) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity or (c) there was never a first commercial sale of a licensed product.

The UMB License Agreement followed a prior Commercial Evaluation License and Option Agreement that we had entered into with UMB, with an effective date of July 15, 2020 (the “UMB Option Agreement”), pursuant to which we had previously obtained an exclusive option (the “UMB Option”) to negotiate and obtain an exclusive, sublicensable license from UMB.

Patent License Agreement with AIkido Pharma Inc.

On January 5, 2021, we entered into a Patent License Agreement (the “AIkido License Agreement”) with our wholly-owned subsidiary, Silo Pharma, Inc., and AIkido Pharma Inc. (“AIkido”) pursuant to which we granted AIkido an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property (i) to make, have made, use, provide, import, export, lease, distribute, sell, offer for sale, develop and advertise certain licensed products and (ii) to develop and perform certain licensed processes for the treatment of cancer and symptoms caused by cancer. The AIkido License Agreement relates to the rights which we had obtained under the UMB Option Agreement. Pursuant to the AIkido License Agreement, we agreed that if we exercised the UMB Option, we would grant AIkido a non-exclusive sublicense to certain UMB patent rights in the field of neuroinflammatory diseases occurring in patients diagnosed with cancer. The UMB Option was exercised on January 13, 2021. Accordingly, on February 12, 2021, we entered into a binding letter of intent with AIkido pursuant to which we agreed to grant AIkido a worldwide, exclusive sublicense to our licensed patents under the UMB License Agreement (See “Binding Letter of Intent to Grant Sublicense with AIkido Pharma Inc.”).

Pursuant to the AIkido License Agreement, AIkido agreed to pay us, among other things, (i) a one-time non-refundable cash payment of $500,000 and (ii) royalty payments equal to 2% of Net Sales (as defined in the AIkido License Agreement) in the field of use in the territory covered by such agreement. In addition, AIkido issued us 500 shares of its Series M Convertible Preferred Stock. The AIkido License Agreement will remain in effect until the expiration or abandonment of all issued patents and filed patent applications within the licensed patents set forth in the AIkido License Agreement, unless earlier terminated in accordance with the provisions of the AIkido License Agreement.

Binding Letter of Intent to Grant Sublicense with AIkido Pharma Inc.

Following the execution of the UMB License Agreement, and in accordance with the terms of the AIkido License Agreement, we entered into a binding letter of intent (the “Letter of Intent”) with AIkido, on February 12, 2021, pursuant to which we agreed to grant AIkido a worldwide, exclusive sublicense to our licensed patents under the UMB License Agreement for use in the therapeutic treatment of neuroinflammatory disease in cancer patients. Pursuant to the Letter of Intent, AIkido agreed to pay us (i) a one-time license fee of $50,000 and (ii) the same royalty payments that we are subject to under the UMB License Agreement. We have agreed to use our best efforts to complete the sublicense arrangement as soon as reasonably possible. The terms and conditions of the sublicense are subject to compliance with the terms and conditions of the UMB License Agreement, including, but not limited to, the provisions regarding the granting of sublicenses set forth in the UMB License Agreement.

Investigator-Sponsored Study Agreements

Investigator-Sponsored Study Agreement with Maastricht University of the Netherlands

On November 1, 2020, we entered into an investigator-sponsored study agreement with Maastricht University of the Netherlands. The research project is a clinical study to examine the effects of repeated low doses of psilocybin and lysergic acid diethylamide (“LSD”) on cognitive and emotional dysfunctions in Parkinson’s disease and to understand its mechanism of action. The agreement shall terminate on October 31, 2024, unless earlier terminated pursuant to the terms thereof. We shall pay a total fee of 433,885 Euros ($507,602 USD) exclusive of value added tax based on a payment schedule set forth in the agreement.

Investigator-Sponsored Study Agreement with UMB

On January 5, 2021, we entered into an investigator-sponsored study agreement with UMB. The research project is a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of Multiple Sclerosis (“MS”). More specifically, the study is designed to evaluate (1) whether MS-1-displaying liposomes can effectively deliver dexamethasone to the central nervous system and (2) whether MS-1-displaying liposomes are superior to plain liposomes, also known as free drug, in inhibiting the relapses and progression of Experimental Autoimmune Encephalomyelitis. Pursuant to the agreement, the shall commence on March 1, 2021 and will continue until substantial completion thereof, subject to renewal upon mutual written consent of the parties. The total cost under the agreement shall not exceed $81,474.

NFID Branded Apparel

In addition to our primary focus on psychedelic research, we have also been engaged in the development of a streetwear apparel brand, NFID, which stands for “No Found Identification”. We originally acquired the assets relating to the NFID brand pursuant to an Asset Purchase Agreement, entered into on September 29, 2018, with Blind Faith Concepts Holdings, Inc., in exchange for 2,000,000 shares of our common stock. The acquired NFID assets consisted of three trademarks related to the NFID brand, the NFID website, shoe designs and samples, as well as the assumption of a one-year Brand Ambassador Agreement.

We have developed NFID as an exclusive brand of apparel consisting initially of sweatshirts, hoodies, t-shirts, jackets and hats. Our clothing brand features lifestyles graphic designs. The collection is inspired towards the lifestyle and wellness culture.

Recent Financing

February 2021 Private Placement

On February 9, 2021, we entered into securities purchase agreements with certain institutional and accredited investors pursuant to which, on February 12, 2021, we sold an aggregate of 4,276 shares of our Series C Convertible Preferred Stock and warrants to purchase up to 14,253,323 shares of our common stock in a private placement for gross proceeds of approximately $4,276,000, before deducting placement agent and other offering expenses. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.30 per share, subject to adjustment, and subject to certain exceptions, may be exercised on a cashless basis. In connection with the offering, we entered into separate registration rights agreements with the investors pursuant to which we agreed to file a registration statement to register the resale of the shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock and the shares of common stock issuable upon exercise of the warrants which we initially filed on February 16, 2021. Pursuant to the terms of the offering, we issued the placement agents warrants to purchase up to an aggregate of 2,850,664 shares of our common stock. The placement agent warrants are exercisable for a period of five years from the closing date of the offering at an exercise price of $0.35 per share, subject to adjustment.

Intellectual Property

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties. Our policy is to actively seek the broadest intellectual property protection possible for our products, proprietary information and proprietary technology through a combination of contractual arrangements and patents. Specifically, we try to ensure that we own intellectual property created for us by signing agreements with employees, independent contractors, consultants, companies, and any other third party that create intellectual property for us or that assign any intellectual property rights to us. In addition, we have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements with employees, independent contractors, consultants and entities with which we conduct business.

To date, we have filed four provisional patent applications related to the use of the central nervous system-homing peptides covered by the UMB Option Agreement to deliver certain compounds, including a nonsteroidal anti-inflammatory drug and/or psilocybin, for the treatment of arthritis, central nervous system diseases, neuroinflammatory diseases as well as cancer. In addition, pursuant to our acquisition of NFID, we acquired three trademarks related to the NFID brand.

Competition

With respect to the rare disease therapeutics segment of our business, our industry is characterized by many newly emerging and innovative technologies, intense competition and a strong emphasis on proprietary product rights. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and medical research organizations. Any product candidates that we may successfully develop and commercialize will compete with the standard of care and new therapies that may become available in the future.

Many of the pharmaceutical, biopharmaceutical and biotechnology companies with whom we may compete have established markets for their therapies and have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market superior products or therapies. In addition, many of these potential competitors have significantly greater experience than we have in undertaking non-clinical studies and human clinical trials of new therapeutic substances and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining regulatory approvals for alternative or superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. An increasing number of companies are increasing their efforts in discovery of new psychedelic compounds.

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, recordkeeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with any potential our vendors, contract research organizations and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, the US Food and Drug Administration (FDA) regulates drug products under the Federal Food, Drug, and Cosmetic Act (FDCA), its implementing regulations and other laws. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other legal requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

The process required by the FDA before any product candidates are approved as drugs for therapeutic indications and may be marketed in the United States generally involves the following:

●	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice requirements;

●	Completion of the manufacture, under current good manufacturing practice (cGMP) requirements, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

●	Submission to the FDA of an investigational new drug application (“IND”) which must become effective before clinical trials may begin;

●	Approval by an institutional review board or independent ethics committee at each clinical trial site before each trial may be initiated;

●	Performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice (GCP) requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

●	Submission to the FDA of a New Drug Application (“NDA”);

●	Payment of user fees for FDA review of the NDA;

●	A determination by the FDA within 60 days of its receipt of an NDA, to accept the filing for review;

●	Satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	Potentially, satisfactory completion of FDA audit of the clinical trial sites that generated the data in support of the NDA; and

●	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

Controlled Substances

The federal Controlled Substances Act (CSA) and its implementing regulations establish a “closed system” of regulations for controlled substances. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements under the oversight of the DEA. The DEA is the federal agency responsible for regulating controlled substances, and requires those individuals or entities that manufacture, import, export, distribute, research, or dispense controlled substances to comply with the regulatory requirements in order to prevent the diversion of controlled substances to illicit channels of commerce.

The DEA categorizes controlled substances into one of five schedules — Schedule I, II, III, IV or V — with varying qualifications for listing in each schedule. Schedule I substances by definition have a high potential for abuse, have no currently accepted medical use in treatment in the United States and lack accepted safety for use under medical supervision. Pharmaceutical products having a currently accepted medical use that are otherwise approved for marketing may be listed as Schedule II, III, IV or V substances, with Schedule II substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V substances presenting the lowest relative potential for abuse and dependence.

Facilities that manufacture, distribute, import or export any controlled substance must register annually with the DEA. The DEA registration is specific to the particular location, activity(ies) and controlled substance schedule(s).

The DEA inspects all manufacturing facilities to review security, recordkeeping, reporting and handling prior to issuing a controlled substance registration. The specific security requirements vary by the type of business activity and the schedule and quantity of controlled substances handled. The most stringent requirements apply to manufacturers of Schedule I and Schedule II substances. Required security measures commonly include background checks on employees and physical control of controlled substances through storage in approved vaults, safes and cages, and through use of alarm systems and surveillance cameras. Once registered, manufacturing facilities must maintain records documenting the manufacture, receipt and distribution of all controlled substances. Manufacturers must submit periodic reports to the DEA of the distribution of Schedule I and II controlled substances, Schedule III narcotic substances, and other designated substances. Registrants must also report any controlled substance thefts or significant losses, and must obtain authorization to destroy or dispose of controlled substances. Imports of Schedule I and II controlled substances for commercial purposes are generally restricted to substances not already available from a domestic supplier or where there is not adequate competition among domestic suppliers. In addition to an importer or exporter registration, importers and exporters must obtain a permit for every import or export of a Schedule I and II substance or Schedule III, IV and V narcotic, and submit import or export declarations for Schedule III, IV and V non-narcotics. In some cases, Schedule III non-narcotic substances may be subject to the import/export permit requirement, if necessary, to ensure that the United States complies with its obligations under international drug control treaties.

For drugs manufactured in the United States, the DEA establishes annually an aggregate quota for the amount of substances within Schedules I and II that may be manufactured or produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas a few times per year, and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments for individual companies.

The states also maintain separate controlled substance laws and regulations, including licensing, recordkeeping, security, distribution, and dispensing requirements. State authorities, including boards of pharmacy, regulate use of controlled substances in each state. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action that could have a material adverse effect on our business, operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.

Employees

As of March 25, 2021, we employed a total of one full-time employee. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

Corporate History

We were incorporated as Gold Swap, Inc. (“Gold Swap”) under the laws of the State of New York on July 13, 2010.

On December 11, 2012, stockholders approved changing our state of incorporation from New York to Delaware via the merger of Gold Swap with and into our wholly-owned subsidiary, Point Capital, Inc., and to change our name from “Gold Swap Inc.” to “Point Capital, Inc”. The merger was effective on January 24, 2013.

On May 21, 2019, we amended our Certificate of Incorporation to change our name to “Uppercut Brands, Inc,” and on September 24, 2020, we amended our Certificate of Incorporation to change our name to “Silo Pharma, Inc.”.

Through September 28, 2018, we were a closed-end, non-diversified investment company that had elected to be regulated as a business development company under the Investment Company Act of 1940 (the “Investment Company Act”). As a business development company, we were required to comply with certain regulatory requirements. For instance, we generally had to invest at least 70% of our total assets in “qualifying assets”, including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

On September 29, 2018, we filed Form N-54C, Notification of Withdrawal of election to be Subject to Section 55 through 65 of the Investment Company Act, because we changed the nature of our business so as to cease to be a business development company. Accordingly, as of December 31, 2018, our consolidated financial statements of have been prepared in accordance with accounting principles generally accepted in the United States of America.

As a result of this change in status, we discontinued applying the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946 - Financial Services – Investment Company and account for the change in our status prospectively by accounting for our equity investments in accordance with ASC Topics 320 - Investments—Debt and Equity Securities as of the date of the change in status. In addition, the presentation of the financial statements are that of a commercial company rather than that of an investment company.

In accordance with ASC 946, we made this change to our financial reporting prospectively, and did not restate periods prior to our change in status to a non-investment company effective September 29, 2018. Accordingly, we may refer to both accounting in accordance with U.S. generally accepted accounting principles applicable to corporations (“Corporation Accounting”), which applied commencing September 29, 2018 and to that applicable to investment companies under the Investment Company Act (“Investment Company Accounting”) which applied to prior periods. We determined that there is no cumulative effect of the change from Investment Company Accounting to Corporation Accounting on periods prior to those presented, and that there is no effect on our financial position or results of operations as a result of this change.

In order to maintain our status as a non-investment company, we will continue to operate so as to fall outside the definition of an “investment company” or within an applicable exception. We expect to continue to operate outside the definition of an “investment company” as a developmental stage company primarily engaged in merging traditional therapeutics with psychedelic research.

Through March 31, 2017, we elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, and operated in a manner so as to qualify for the tax treatment applicable to RICs. At March 31, 2017, we failed the diversification test since our investment in Ipsidy Inc. accounted for over 25% of our total assets. We did not cure our failure to retain our status as a RIC and we will not seek to obtain RIC status again. Accordingly, beginning in 2017, we became subject to income taxes at corporate tax rates. The loss of our status as a RIC did not have any impact on our financial position or results of operations.

Currently, we are not making any new equity investments.

On September 29, 2018, we entered into an Asset Purchase Agreement with Blind Faith Concepts Holdings, Inc. pursuant to which we completed the acquisition of 100% of the assets of NFID from the seller which consisted of three trademarks related to the NFID brand, the NFID website, shoe designs and samples, and the assumption of a one-year Brand Ambassador Agreement in exchange for 2,000,000 shares of our common stock. NFID is a recently developed unisex clothing brand. We plan on continuing product development to fully launch the product. Our acquisition of the NFID assets gives us access to the growing market for unisex products.

On November 5, 2018, we entered into 14 separate Return to Treasury Agreements, whereby certain stockholders holding an aggregate of 28,734,901 shares of our common stock agreed to return a portion of their respective holdings to treasury in exchange for cash payments aggregating $2,872. As a result, the total issued and outstanding number of our common stock was reduced by 28,734,901 shares.

On April 8, 2020, we incorporated a wholly-owned subsidiary, Silo Pharma Inc., in the State of Florida.

Our Corporate Information

We were incorporated as in the State of New York on July 13, 2010. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware. Our principal executive offices are located at 560 Sylvan Avenue, Suite 3160, Englewood Cliffs, NJ 07632 and our telephone number is (718) 400-9031.

Available Information

Our website address is www.silopharma.com. The contents of, or information accessible through, our website is not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Need for Capital

We have only a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations.

We commenced operations in 2010 and have a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations. We may sustain losses in the future as we implement our business plan. We have not yet achieved positive cash flow on a monthly basis during any fiscal year including the fiscal year ended December 31, 2020, and there can be no assurance that we will ever generate revenues or operate profitably.

There is substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a net loss of $3,037,517 and $1,013,294 for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, we used cash in operations of $1,156,996, and had an accumulated deficit of $5,762,321 at December 31, 2020. We have generated minimal revenues under our new business plan. These conditions coupled with our current liquidity position raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the date of this report. Furthermore, since we are pursuing new products and services, this diminishes our ability to accurately forecast our revenues and expenses. We expect that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues, limit our expenses and/or obtain necessary financing. If we are unable to generate sufficient revenues, limit our expenses and/or obtain necessary financing, we may be forced to curtail or cease operations.

We will require additional financing in the future to fund our operations.

We will need additional capital in the future to continue to execute our business plan. Therefore, we will be dependent upon additional capital in the form of either debt or equity to continue our operations. At the present time, we do not have arrangements to raise all of the needed additional capital, and we will need to identify potential investors and negotiate appropriate arrangements with them. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue our operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish certain rights.

We may seek additional capital through a combination of equity offerings, debt financings, strategic collaborations and alliances or licensing arrangements. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Any indebtedness we incur could involve restrictive covenants, such as limitations on our ability to incur additional debt, acquire or license intellectual property rights, declare dividends, make capital expenditures and other operating restrictions that could adversely impact our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, we may have to relinquish valuable rights including to future therapeutic candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our future therapeutic candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to our Rare Disease Therapeutics Business

Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of any future therapeutic candidates are prolonged or delayed, we or our current or future collaborators may be unable to obtain required regulatory approvals, and therefore we will be unable to commercialize our future therapeutic candidates on a timely basis or at all, which will adversely affect our business.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. We may experience delays in initiating or completing our clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any future therapeutic candidates.

We cannot provide any assurance that any product candidates will successfully complete clinical trials or receive regulatory approval, which is necessary before they can be commercialized.

We currently have no therapies that are approved for commercial sale and may never be able to develop marketable therapies. We entered into the Option Agreement with UMB pursuant to which, UMB has granted us an exclusive, non-sublicensable, non-transferable license with respect to the exploration of the potential use of central nervous system-homing peptides in vivo and their use for the investigation and treatment of MS and other neuroinflammatory pathology. Accordingly, our business may depend on the successful regulatory approval of potential in-licensed product candidates. We cannot be certain that any of our product candidates will receive regulatory approval or that our therapies will be successfully commercialized even if we receive regulatory approval.

The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing, and distribution of any in-licensed product is, and will remain, subject to comprehensive regulation by the FDA, the DEA, the European Medicines Agency (“EMA”), the Medicines and Healthcare Products Regulatory Agency (“MHRA”) and foreign regulatory authorities.

Any therapeutic candidates we may develop in the future may be subject to controlled substance laws and regulations in the territories where the product will be marketed, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations and our financial condition.

In the United States, psychedelics, or psilocybin, and its active metabolite, psilocin, are listed by the DEA as a Schedule I substance, under the CSA. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II substances are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II substances is further restricted. For example, they may not be refilled without a new prescription and may have a black box warning. Further, most, if not all, state laws in the United States classify psilocybin and psilocin as Schedule I controlled substances. For any product containing psilocybin to be available for commercial marketing in the United States, psilocybin and psilocin must be rescheduled, or the product itself must be scheduled, by the DEA to Schedule II, III, IV or V. Commercial marketing in the United States will also require scheduling-related legislative or administrative action.

Scheduling determinations by the DEA are dependent on FDA approval of a substance or a specific formulation of a substance. Therefore, while psilocybin and psilocin are Schedule I controlled substances, products approved by the FDA for medical use in the United States that contain psilocybin or psilocin should be placed in Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. If one of our product candidates receives FDA approval, we anticipate that the DEA will make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. This scheduling determination will be dependent on FDA approval and the FDA’s recommendation as to the appropriate schedule. During the review process, and prior to approval, the FDA may determine that it requires additional data, either from non-clinical or clinical studies, including with respect to whether, or to what extent, the substance has abuse potential. This may introduce a delay into the approval and any potential rescheduling process. That delay would be dependent on the quantity of additional data required by the FDA. This scheduling determination will require DEA to conduct notice and comment rule making including issuing an interim final rule. Such action will be subject to public comment and requests for hearing which could affect the scheduling of these substances. There can be no assurance that the DEA will make a favorable scheduling decision. Even assuming categorization as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V), at the federal level, such substances would also require scheduling determinations under state laws and regulations.

In addition, therapeutic candidates containing controlled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, including:

●	DEA registration and inspection of facilities. Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Obtaining and maintaining the necessary registrations may result in delay of the importation, manufacturing or distribution of product candidates. Furthermore, failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

●	State-controlled substances laws. Individual U.S. states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule product candidates. While some states automatically schedule a drug based on federal action, other states schedule drugs through rule making or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or any partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

●	Clinical trials. Because any product candidates may contain psilocybin, to conduct clinical trials in the United States prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense such product candidates and to obtain the product from our importer. If the DEA delays or denies the grant of a researcher registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites.

●	Importation. If any of our product candidates is approved and classified as a Schedule II, III or IV substance, an importer can import it for commercial purposes if it obtains an importer registration and files an application for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board, which guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect the availability of our product candidates and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third-party comments to be submitted. It is always possible that adverse comments may delay the grant of an importer registration.

●	Manufacture. If, because of a Schedule II classification or voluntarily, we were to conduct manufacturing or repackaging/relabeling in the United States, our contract manufacturers would be subject to the DEA’s annual manufacturing and procurement quota requirements.

●	Distribution. If any of our product candidates is scheduled as Schedule II, III or IV, we would also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute any future therapeutic candidates. These distributors would need to obtain Schedule II, III or IV distribution registrations.

The potential reclassification of psilocybin and psilocin in the United States could create additional regulatory burdens on our operations and negatively affect our results of operations.

If psilocybin and/or psilocin, other than the FDA-approved formulation, is rescheduled under the CSA as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V), the ability to conduct research on psilocybin and psilocin would most likely be improved. However, rescheduling psilocybin and psilocin may materially alter enforcement policies across many federal agencies, primarily the FDA and DEA. The FDA is responsible for ensuring public health and safety through regulation of food, drugs, supplements, and cosmetics, among other products, through its enforcement authority pursuant to the FDCA. The FDA’s responsibilities include regulating the ingredients as well as the marketing and labeling of drugs sold in interstate commerce. Because it is currently illegal under federal law to produce and sell psilocybin and psilocin, and because there are no federally recognized medical uses, the FDA has historically deferred enforcement related to psilocybin and psilocin to the DEA. If psilocybin and psilocin were to be rescheduled to a federally controlled, yet legal, substance, the FDA would likely play a more active regulatory role. The DEA would continue to be active in regulating manufacturing, distribution and dispensing of such substances. The potential for multi-agency enforcement post-rescheduling could threaten or have a materially adverse effect on our business.

Psilocybin and psilocin are listed as Schedule I controlled substances under the CSA in the U.S., and similar controlled substance legislation in other countries and any significant breaches in our compliance with these laws and regulations, or changes in the laws and regulations may result in interruptions to our development activity or business continuity.

Psilocybin and psilocin are categorized as Schedule I controlled substances under the CSA, and are similarly categorized by most states and foreign governments. Even assuming any future therapeutic candidates containing psilocybin or psilocin are approved and scheduled by regulatory authorities to allow their commercial marketing, the ingredients in such therapeutic candidates would likely continue to be Schedule I, or the state or foreign equivalent. Violations of any federal, state or foreign laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges and penalties, including, but not limited to, disgorgement of profits, cessation of business activities, divestiture or prison time. This could have a material adverse effect on us, including on our reputation and ability to conduct business, our financial position, operating results, profitability or liquidity, the potential listing of our shares or the market price of our shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation or defense of any such matters or our final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonment.

Various federal, state, provincial and local laws govern our business in any jurisdictions in which we may operate, and to which we may export our products, including laws relating to health and safety, the conduct of our operations, and the production, storage, sale and distribution of our products. Complying with these laws requires that we comply concurrently with complex federal, state, provincial and/or local laws. These laws change frequently and may be difficult to interpret and apply. To ensure our compliance with these laws, we will need to invest significant financial and managerial resources. It is impossible for us to predict the cost of such laws or the effect they may have on our future operations. A failure to comply with these laws could negatively affect our business and harm our reputation. Changes to these laws could negatively affect our competitive position and the markets in which we operate, and there is no assurance that various levels of government in the jurisdictions in which we operate will not pass legislation or regulation that adversely impacts our business.

In addition, even if we or third parties were to conduct activities in compliance with U.S. state or local laws or the laws of other countries and regions in which we conduct activities, potential enforcement proceedings could involve significant restrictions being imposed upon us or third parties, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, revenue, operating results and financial condition as well as on our reputation and prospects, even if such proceedings conclude successfully in our favor. In the extreme case, such proceedings could ultimately involve the criminal prosecution of our key executives, the seizure of corporate assets, and consequently, our inability to continue business operations. Strict compliance with state and local laws with respect to psilocybin and psilocin does not absolve us of potential liability under U.S. federal law or EU law, nor provide a defense to any proceeding which may be brought against us. Any such proceedings brought against us may adversely affect our operations and financial performance.

Despite the current status of psilocybin and psilocin as Schedule I controlled substances in the United States, there may be changes in the status of psilocybin or psilocin under the laws of certain U.S. cities or states. For instance, the city of Denver voted to decriminalize the possession of psilocybin in 2019 and five other cities have decriminalized psilocybin since (Oakland, California; Santa Cruz, California; Ann Arbor, Michigan; Cambridge, Massachusetts; and Somerville, Massachusetts). Moreover, in the November 2020 election, Oregon passed Measure 109 which legalizes medical use of “psilocybin products,” including magic mushrooms, to treat mental health conditions in licensed facilities with registered therapists.

The legalization of psilocybin without regulatory oversight may lead to the setup of clinics without proper therapeutic infrastructure or adequate clinical research, which could put patients at risk and bring reputational and regulatory risk to the entire industry, making it harder for us to achieve regulatory approval.

Our product candidates may contain controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding psilocybin or our current or future investigational therapies using psilocybin may negatively influence the success of these therapies.

Therapies containing controlled substances may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for any future therapeutic candidates we may develop. Opponents of these therapies may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these therapies. For example, we may face media-communicated criticism directed at our clinical development program. Adverse publicity from psilocybin misuse may adversely affect the commercial success or market penetration achievable by our product candidates. Anti-psychedelic protests have historically occurred and may occur in the future and generate media coverage. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of any future therapeutic candidates.

Our clinical trials may fail to demonstrate substantial evidence of the safety and effectiveness of future product candidates that we may identify and pursue, which would prevent, delay or limit the scope of regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of future therapeutic candidates, we must demonstrate through lengthy, complex and expensive nonclinical studies, preclinical studies and clinical trials that the applicable therapeutic candidate is both safe and effective for use in each target indication. A therapeutic candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

We cannot be certain that any clinical trials will be successful. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same therapeutic candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.

Even if any of our future therapeutic candidates obtain regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, any such therapeutic candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any of our future therapeutic candidates.

If the FDA, the EMA, the MHRA or a comparable foreign regulatory authority approves any of our future therapeutic candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the therapy and underlying therapeutic substance will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice (“cGMP”) and with good clinical practice (“GCP”) for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such therapies. Later discovery of previously unknown problems with any approved therapeutic candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the labeling, distribution, marketing or manufacturing of our future therapeutic candidates, withdrawal of the product from the market or product recalls;

●	untitled and warning letters or holds on clinical trials;

●	refusal by the FDA, the EMA, the MHRA or other foreign regulatory body to approve pending applications or supplements to approved applications we filed or suspension or revocation of license approvals;

●	requirements to conduct post-marketing studies or clinical trials;

●	restrictions on coverage by third-party payors;

●	fines, restitution or disgorgement of profits or revenue;

●	suspension or withdrawal of marketing approvals;

●	product seizure or detention or refusal to permit the import or export of the product; and

●	injunctions or the imposition of civil or criminal penalties.

In addition, any regulatory approvals that we receive for our future therapeutic candidates may also be subject to limitations on the approved indicated uses for which the therapy may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of such therapeutic candidates.

If there are changes in the application of legislation, regulations or regulatory policies or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include imposing fines on us, imposing restrictions on the therapeutic or its manufacture and requiring us to recall or remove the therapeutic from the market. The regulators could also suspend or withdraw our marketing authorizations, requiring us to conduct additional clinical trials, change our therapeutic labeling or submit additional applications for marketing authorization. If any of these events occurs, our ability to sell such therapy may be impaired, and we may incur substantial additional expense to comply with regulatory requirements, which could materially adversely affect our business, financial condition and results of operations.

Research and development of drugs targeting the central nervous system is particularly difficult, which makes it difficult to predict and understand why the drug has a positive effect on some patients but not others.

Discovery and development of new drugs targeting central nervous system disorders are particularly difficult and time-consuming, evidenced by the higher failure rate for new drugs for central nervous system disorders compared with most other areas of drug discovery. For example, in 2019, both Rapastinel and SAGE-217, two new drugs targeting MDD, failed to meet their primary endpoints in Phase III trials. ALKS 5461, another new drug targeting MDD, was rejected by FDA in 2019 after its Phase III trials as FDA required additional clinical data to provide substantial evidence of effectiveness. Any such setbacks in our clinical development could have a material adverse effect on our business and operating results. In addition, our later stage clinical trials may present challenges related to conducting adequate and well-controlled clinical trials, including designing an appropriate comparator arm in trials given the potential difficulties related to maintaining the blinding during the trial or placebo or nocebo effects. Due to the complexity of the human brain and the central nervous system, it can be difficult to predict and understand why a drug may have a positive effect on some patients but not others and why some individuals may react to the drug differently from others.

The results of preclinical studies and early-stage clinical trials of our future therapeutic candidates may not be predictive of the results of later stage clinical trials. Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.

Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Furthermore, there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our future therapeutic candidates. There is a high failure rate for drugs proceeding through clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.

We will depend on enrollment of patients in our clinical trials for our future therapeutic candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

Identifying and qualifying patients to participate in our clinical trials will be critical to our success. Patient enrollment depends on many factors, including:

●	the size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;

●	identifying and enrolling eligible patients, including those willing to discontinue use of their existing medications;

●	the design of the clinical protocol and the patient eligibility and exclusion criteria for the trial;

●	safety profile, to date, of the therapeutic candidate under study;

●	the willingness or availability of patients to participate in our trials, including due to the perceived risks and benefits, stigma or other side effects of use of a controlled substance;

●	perceived risks and benefits of our approach to treatment of indication;

●	the proximity of patients to clinical sites;

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	the availability of competing clinical trials;

●	the availability of new drugs approved for the indication the clinical trial is investigating;

●	clinicians’ and patients’ perceptions of the potential advantages of the drug being studied in relation to other available therapies, including any new therapies that may be approved for the indications we are investigating; and

●	our ability to obtain and maintain patient informed consents.

Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials.

In addition, any negative results we may report in clinical trials may make it difficult or impossible to recruit and retain patients in other clinical trials of that same therapeutic candidate. Delays in the enrollment for any clinical trial will likely increase our costs, slow down the approval process and delay or potentially jeopardize our ability to commence sales of our future therapeutic candidates and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of any future therapeutic candidates.

We have never commercialized a therapeutic candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our therapies on our own or with suitable collaborators.

We have limited organizational experience in the sale or marketing of therapeutic candidates. To achieve commercial success for any approved therapy, we must develop or acquire a sales and marketing organization, outsource these functions to third parties or enter into partnerships.

If we enter into arrangements with third parties to perform market access and commercial services for any approved therapies, the revenue or the profitability of these revenue to us could be lower than if we were to commercialize any therapies that we develop ourselves. Such collaborative arrangements may place the commercialization of any approved therapies outside of our control and would make us subject to a number of risks including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our therapies or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy. We may not be successful in entering into arrangements with third parties to commercialize our therapies or may be unable to do so on terms that are favorable to us. Acceptable third parties may fail to devote the necessary resources and attention to commercialize our therapies effectively, to set up sufficient number of treatment centers in third-party therapy sites, or to recruit, train and retain adequate number of therapists to administer our therapies.

If we do not establish commercial capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our therapies, which in turn would have a material adverse effect on our business, prospects, financial condition and results of operations.

The future commercial success of our future therapeutic candidates will depend on the degree of market access and acceptance of our potential therapies among healthcare professionals, patients, healthcare payors, health technology assessment bodies and the medical community at large.

We may never have a therapy that is commercially successful. To date, we have no therapy authorized for marketing. Furthermore, if approved, our future therapies may not achieve an adequate level of acceptance by payors, health technology assessment bodies, healthcare professionals, patients and the medical community at large, and we may not become profitable. The level of acceptance we ultimately achieve may be affected by negative public perceptions and historic media coverage of psychedelic substances, including psilocybin. Because of this history, efforts to educate the medical community and third-party payors and health technologies assessment bodies on the benefits of our future therapies may require significant resources and may never be successful, which would prevent us from generating significant revenue or becoming profitable. Market acceptance of our future therapies by healthcare professionals, patients, healthcare payors and health technology assessment bodies will depend on a number of factors, many of which are beyond our control, including, but not limited to, the following:

●	acceptance by healthcare professionals, patients and healthcare payors of each therapy as safe, effective and cost-effective;

●	changes in the standard of care for the targeted indications for any therapeutic candidate;

●	the strength of sales, marketing and distribution support;

●	potential product liability claims;

●	the therapeutic candidate’s relative convenience, ease of use, ease of administration and other perceived advantages over alternative therapies;

●	the prevalence and severity of adverse events or publicity;

●	limitations, precautions or warnings listed in the summary of therapeutic characteristics, patient information leaflet, package labeling or instructions for use;

●	the cost of treatment with our therapy in relation to alternative treatments;

●	the ability to manufacture our product in sufficient quantities and yields;

●	the availability and amount of coverage and reimbursement from healthcare payors, and the willingness of patients to pay out of pocket in the absence of healthcare payor coverage or adequate reimbursement;

●	the willingness of the target patient population to try, and of healthcare professionals to prescribe, the therapy;

●	any potential unfavorable publicity, including negative publicity associated with recreational use or abuse of psilocybin;

●	the extent to which therapies are approved for inclusion and reimbursed on formularies of hospitals and managed care organizations; and

●	whether our therapies are designated under physician treatment guidelines or under reimbursement guidelines as a first-line, second-line, third-line or last-line therapy.

If our future therapeutic candidates fail to gain market access and acceptance, this will have a material adverse impact on our ability to generate revenue to provide a satisfactory, or any, return on our investments. Even if some therapies achieve market access and acceptance, the market may prove not to be large enough to allow us to generate significant revenue.

Changes in methods of therapeutic candidate manufacturing or formulation may result in additional costs or delay.

As therapeutic candidates are developed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, may be altered along the way in an effort to optimize processes and results. Any of these changes could cause any of our future therapeutic candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of any of our future therapeutic candidates and jeopardize our ability to commence product sales and generate revenue.

We may become exposed to costly and damaging liability claims, either when testing our future therapeutic candidates in the clinic or at the commercial stage, and our product liability insurance may not cover all damages from such claims.

We will be exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of therapeutic substances. Currently, we have no therapies that have been approved for commercial sale; however, any future therapeutic candidates by us and our corporate collaborators in clinical trials, and the potential sale of any approved therapies in the future, may expose us to liability claims. These claims might be made by patients who use our therapies, healthcare providers, pharmaceutical companies, our corporate collaborators or other third parties that sell our therapies. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our future therapeutic candidates or any prospects for commercialization of our future therapeutic candidates. Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If any of our future therapeutic candidates causes adverse side effects during clinical trials or after regulatory approval, we may be exposed to substantial liabilities.

Physicians and patients may not comply with warnings that identify known potential adverse effects and describe which patients should not use any of our future therapeutic candidates. Regardless of the merits or eventual outcome, liability claims may cause, among other things, the following:

●	decreased demand for our therapies due to negative public perception;

●	injury to our reputation;

●	withdrawal of clinical trial participants or difficulties in recruiting new trial participants;

●	initiation of investigations by regulators;

●	costs to defend or settle the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	recalls, withdrawals or labeling, marketing or promotional restrictions;

●	loss of revenue from therapeutic sales; and

●	our inability to commercialize any of our future therapeutic candidates, if approved.

In addition, we may not be able to obtain or maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business, financial condition and results of operations could be materially adversely affected. Liability claims resulting from any of the events described above could have a material adverse effect on our business, financial condition and results of operations.

Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize any of our future therapeutic candidates and could have a material adverse effect on our business.

In the United States, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “ACA”), substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry.

Among the provisions of the ACA of importance to our potential therapeutic candidates are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

●	expansion of eligibility criteria for Medicaid programs, a Federal and state program which extends healthcare to low-income individuals and other groups, by, among other things, allowing states to offer Medicaid coverage to certain individuals and adding new eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

●	expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program, which requires that drug manufacturers provide rebates to states in exchange for state Medicaid coverage for most of the manufacturers’ drugs by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans (i.e., a type of Medicare healthcare plan offered by private companies);

●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;

●	expansion of the types of entities eligible for the 340B drug discount program, which requires drug manufacturers to provide outpatient drugs to eligible healthcare organizations and covered entities at significantly reduced prices;

●	establishment of the Medicare Part D coverage gap discount program, which requires manufacturers to provide a 50% point-of-sale-discount (increased to 70% pursuant to the Bipartisan Budget Act of 2018, or BBA, effective as of January 1, 2019) off the negotiated price of applicable products to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient products to be covered under Medicare Part D;

●	creation of a new non-profit, nongovernmental institute, called the Patient-Centered Outcomes Research Institute, to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and

●	establishment of the Center for Medicare and Medicaid Innovation within Centers for Medicare & Medicaid to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription product spending.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business. This uncertainty is heightened by President Biden’s January 28, 2021 Executive Order on Strengthening Medicaid and the Affordable Care Act which indicates that the incoming Biden Administration may significantly modify the ACA and potentially revoke any changes implemented by the Trump Administration. It is also possible that President Biden will further reform the ACA and other federal programs in manner that may impact our operations. The Biden Administration has indicated that a goal of its administration is to expand and support Medicaid and the ACA and to make high-quality healthcare accessible and affordable. The potential increase in patients covered by government funded insurance may impact our pricing. Further, it is possible that the Biden Administration may further increase the scrutiny on drug pricing. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the tax penalty on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate.” Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unclear when a decision will be made. It is also unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. To obtain coverage and reimbursement for any product that might be approved for marketing, we may need to conduct expensive studies in order to demonstrate the medical necessity and cost-effectiveness of any products, which would be in addition to the costs expended to obtain regulatory approvals. Third-party payors may not consider our product or product candidates to be medically necessary or cost-effective compared to other available therapies.

Additionally, the containment of healthcare costs (including drug prices) has become a priority of federal and state governments. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution by generic products. For example, the Biden Administration, including his nominee for Secretary of DHHS, has indicated that lowering prescription drug prices is a priority, but we do not yet know what steps the administration will take or whether such steps will be successful. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products or product candidates if approved as a benefit under their plans or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis. Decreases in third-party reimbursement for our products once approved or a decision by a third-party payor to not cover our products could reduce or eliminate utilization of our products and have an adverse effect on our sales, results of operations, and financial condition. In addition, state and federal healthcare reform measures have been and will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or product candidates once approved or additional pricing pressures.

In addition, new laws and additional health reform measures may result in additional reductions in Medicare and other healthcare funding, which may adversely affect customer demand and affordability for our future therapeutic candidates and, accordingly, the results of our financial operations.

Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers may be subject, directly or indirectly, to U.S. federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, other healthcare laws and regulations and other foreign privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Although we do not currently have any therapies on the market, our current and future operations may be directly, or indirectly through our relationships with investigators, health care professionals, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute or the federal Anti-Kickback Statute. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any therapies for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals who participate in our clinical research program, healthcare professionals and others who recommend, purchase, or provide our approved therapies, and other parties through which we market, sell and distribute our therapies for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations will be subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. These laws include, but are not limited to, the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to significant civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (“FCA”). The definition of the “remuneration” under the federal Anti-Kickback Statute has been interpreted to include anything of value. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection;

●	the federal civil and criminal false claims laws, such as the FCA, which prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the U.S. federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

●	the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;

●	The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations (collectively referred to as “HIPAA”) as well as numerous other federal and state laws and regulations, govern the collection, dissemination, use, privacy, security, confidentiality, integrity and availability of personally identifiable information (“PII”), including protected health information (“PHI”). HIPAA applies national privacy and security standards for PHI to covered entities, including certain types of health care entities and their service providers that access PHI, known as business associates. HIPAA requires covered entities and business associates to maintain policies and procedures governing PHI that is used or disclosed, and to implement administrative, physical and technical safeguards to protect PHI, including PHI maintained, used and disclosed in electronic form. These safeguards include employee training, identifying business associates with whom covered entities need to enter into HIPAA-compliant contractual arrangements and various other measures. While we shall undertake substantial efforts to secure the PHI we maintain, use and disclose in electronic form, a cyber-attack or other intrusion that bypasses our information security systems causing an information security breach, loss of PHI, PII or other data subject to privacy laws or a material disruption of our operational systems could result in a material adverse impact on our business, along with potentially substantial fines and penalties. Ongoing implementation and oversight of these security measures involves significant time, effort and expense. HIPAA requires covered entities and their business associates to report breaches of unsecured PHI to affected individuals without unreasonable delay and in no case later than 60 days after the discovery of the breach by the covered entity or its agents. Notification must also be made to the U.S. Department of Health and Human Services (“HHS”) and, in certain situations involving large breaches, to the media. The HIPAA rules created a presumption that all non-permitted uses or disclosures of unsecured PHI are breaches unless the covered entity establishes that there is a low probability the information has been compromised. A data breach affecting sensitive personal information, including health information, also could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

●	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

●	the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and

●	analogous state laws and regulations, including the following: state anti-kickback and false claims laws, which may be broader in scope than their federal equivalents, and which may apply to our business practices, including research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including licensing, extensive record-keeping, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Even if precautions are taken, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Failure to comply with health and data protection laws and regulations could lead to U.S. federal and state government enforcement actions, including civil or criminal penalties, private litigation, and adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to U.S. federal and state data protection laws and regulations, such as laws and regulations that address privacy and data security. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, which are subject to privacy and security requirements under HIPAA, as amended by HITECH. To the extent that we act as a business associate to a healthcare provider engaging in electronic transactions, we may also be subject to the privacy and security provisions of HIPAA, as amended by HITECH, which restricts the use and disclosure of patient-identifiable health information, mandates the adoption of standards relating to the privacy and security of patient-identifiable health information, and requires the reporting of certain security breaches to healthcare provider customers with respect to such information. Additionally, many states have enacted similar laws that may impose more stringent requirements on entities like ours. Depending on the facts and circumstances, we could be subject to significant civil, criminal, and administrative penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Compliance with U.S. and foreign privacy and data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

The successful commercialization of any of our future therapeutic candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate reimbursement levels and pricing policies. Failure to obtain or maintain adequate coverage and reimbursement for any of our future therapeutic candidates, if approved, could limit our ability to market those therapies and decrease our ability to generate revenue.

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford therapies. As Schedule I substances under the CSA, psilocybin and psilocin are deemed to have no accepted medical use and therapies that use psilocybin or psilocin are precluded from reimbursement in the United States. Our products must be scheduled as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V) before they can be commercially marketed. Our ability to achieve acceptable levels of coverage and reimbursement for therapies by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract additional collaboration partners to invest in the development of our future therapeutic candidates. Even if we obtain coverage for a given therapy by third-party payors, the resulting reimbursement payment rates may not be adequate or may require patient out-of-pocket costs that patients may find unacceptably high. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for any therapy that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

Furthermore, third-party payors are increasingly challenging prices charged for therapeutic substances and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider our future therapeutic candidates as substitutable and only offer to reimburse patients for the less expensive therapy. These payors may deny or revoke the reimbursement status of a given drug product or establish prices for new or existing marketed therapies at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our future therapeutic candidates, and may not be able to obtain a satisfactory financial return on therapeutic candidates that we may develop.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved therapies. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse health care providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our future therapeutic candidates.

Furthermore, obtaining and maintaining reimbursement status is time-consuming and costly. No uniform policy for coverage and reimbursement for drug therapies exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug therapies can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our therapies to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations. Other countries allow companies to fix their own prices for medical therapies, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our future therapeutic candidates. Accordingly, in markets outside the United States, the reimbursement for our therapies may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

We will be subject to environmental, health and safety laws and regulations, and we may become exposed to liability and substantial expenses in connection with environmental compliance or remediation activities which may adversely affect our business and financial condition.

Our operations, including our research, development, testing and manufacturing activities, will be subject to numerous foreign, federal, state and local environmental, health and safety laws and regulations. These laws and regulations govern, among other things, the controlled use, manufacture, handling, release and disposal of and the maintenance of a registry for, hazardous materials, such as chemical solvents, human cells, carcinogenic compounds, mutagenic compounds and compounds that have a toxic effect on reproduction, laboratory procedures and exposure to blood-borne pathogens.

We may incur significant costs to comply with these current or future environmental and health and safety laws and regulations. Furthermore, if we fail to comply with such laws and regulations, we could be subject to fines or other sanctions.

Risks Relating to Our Intellectual Property Rights

The failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively.

In order for our business to be viable and to compete effectively, we need to develop and maintain, and we will heavily rely on, a proprietary position with respect to our intellectual property. However, there are significant risks associated with our actual or proposed intellectual property. The risks and uncertainties that we face with respect to our rights principally include the following:

●	pending patent applications we have filed or will file may not result in issued patents or may take longer than we expect to result in issued patents;

●	we may be subject to interference proceedings;

●	we may be subject to reexamination proceedings;

●	we may be subject to post grant review proceedings;

●	we may be subject to inter partes review proceedings;

●	we may be subject to derivation proceedings;

●	we may be subject to opposition proceedings in the U.S. or in foreign countries;

●	any patents that are issued or licensed to us may not provide us with any competitive advantages or meaningful protection;

●	we may not be able to develop additional proprietary technologies that are patentable;

●	other companies may challenge patents licensed or issued to us;

●	other companies may have independently developed and patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate our technologies;

●	other companies may design around technologies we have licensed or developed;

●	enforcement of patents is complex, uncertain and very expensive and we may not be able to secure, enforce and defend our patents;

●	in the event that we were to ever seek to enforce our patents in ligation, there is some risk that they could be deemed invalid, not infringed, or unenforceable; and

●	the patents of others may have an adverse effect on our business.

We cannot be certain that any patents will be issued as a result of any pending or future applications, or that any patents, once issued, will provide us with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we or our licensors were the first to invent or to file patent applications covering them.

It is also possible that others may have or may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. There is no guarantee that such licenses will be available based on commercially reasonable terms. As to those patents that we have licensed, our rights depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so.

If we are unable to obtain and maintain patent protection for our products, or if the scope of the patent protection obtained is not sufficiently broad, competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products could be impaired.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our development output before it is too late to obtain patent protection.

The patent position of life science companies generally is highly uncertain, involves complex legal and factual questions and has in past years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States and we may fail to seek or obtain patent protection in all major markets. For example, unlike the U.S., European patent law restricts the patentability of methods of treatment of the human body. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection, even post-grant.

Recent patent reform legislation has increased the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office (“USPTO”) recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights (whether licensed or otherwise held) or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights (whether licensed or otherwise held), allow third parties to commercialize our products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications (whether licensed or otherwise held) is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if our patent applications (whether licensed or otherwise held) result in the issuance of patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our licensed or owned patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection of our products. Given the amount of time required for the development, testing and regulatory review of new life science product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property rights portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may become involved in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming and ultimately unsuccessful.

Competitors may infringe our intellectual property. To counter infringement or unauthorized use, we may be required to sue a third party, or otherwise make a claim, alleging infringement or other violation of patents, trademarks, trade dress, copyrights, trade secrets, domain names or other intellectual property rights that we either own or license from a third party. If we do not prevail in enforcing our intellectual property rights in this type of litigation, we may be subject to:

●	paying monetary damages related to the legal expenses of the third party;

●	facing additional competition that may have a significant adverse effect on our product pricing, market share, business operations, financial condition, and the commercial viability of our product; and

●	restructuring our Company or delaying or terminating select business opportunities, including, but not limited to, research and development, clinical trial, and commercialization activities, due to a potential deterioration of our financial condition or market competitiveness.

Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property or that our intellectual property is invalid or unenforceable. The result of these challenges may narrow the scope or claims of or invalidate or found unenforceable patents that are integral to our product or product candidate. In addition, in a patent infringement proceeding, a court may decide that a licensed or owned patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover that technology. Moreover, lawsuits to protect or enforce our intellectual property rights could be expensive, time-consuming and ultimately unsuccessful.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain.

Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the life sciences industry. We cannot guarantee that our product candidates will not infringe third-party patents or other proprietary rights. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including inter partes review, interference, or derivation proceedings before the USPTO and similar bodies in other countries. Third parties may assert infringement claims against us based on existing intellectual property rights and intellectual property rights that may be granted in the future.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our own patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance fees and annuities on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter our markets, which could have a material adverse effect on our business.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

We may retain employees and contractors that were previously employed at universities or other companies, including potential competitors. Although we will try to ensure that our employees and contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims, and any such litigation could have an unfavorable outcome.

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and adverse results, and be a distraction to management.

If we fail to comply with our obligations in the agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose rights that are important to our business.

We have licensed and may be required to enter into intellectual property license agreements that are important to our business. These license agreements may impose various diligence, milestone payment, royalty and other obligations on us. For example, we may enter into exclusive license agreements with various universities and research institutions, we may be required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products, and may need to satisfy specified milestone and royalty payment obligations. If we fail to comply with any obligations under our agreements with any of these licensors, we may be subject to termination of the license agreement in whole or in part, increased financial obligations to our licensors or loss of exclusivity in a particular field or territory, in which case our ability to develop or commercialize products covered by the license agreement will be impaired.

In addition, disputes may arise regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	the extent to which our processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	our diligence obligations under the license agreement and what activities satisfy those obligations;

●	if a third-party expresses interest in an area under a license that we are not pursuing, under the terms of certain of our license agreements, we may be required to sublicense rights in that area to a third party, and that sublicense could harm our business; and

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us.

Disputes over intellectual property that we have licensed may prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, and we may be unable to successfully develop and commercialize our product candidate.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common stock. Such litigation or proceedings could increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

We may spend considerable resources developing and maintaining patents, licensing agreements and other intellectual property that may later be abandoned or may otherwise never result in products brought to market.

Not all technologies and candidate products that initially show potential as the basis for future products will ultimately meet the rigors of our development process and as a result may be abandoned and/or never otherwise result in products brought to market. In some cases, prior to abandonment we may be required to incur significant costs developing and maintaining intellectual property and/or maintaining license agreements and our business could be harmed by such costs.

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and product could be significantly diminished.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its transparency initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We rely on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted, and our business could be negatively affected.

We rely on information technology networks and systems to process, transmit and store electronic and financial information; to coordinate our business; and to communicate within our Company and with customers, suppliers, partners and other third-parties. These information technology systems may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cyber-attacks, telecommunication failures, user errors or catastrophic events. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our operations could be disrupted, and our business could be negatively affected. In addition, cyber-attacks could lead to potential unauthorized access and disclosure of confidential information, and data loss and corruption. There is no assurance that we will not experience these service interruptions or cyber-attacks in the future.

Other Risks Related to Our Business

We may not be successful in hiring and retaining key employees, including executive officers.

Our success materially depends upon the expertise, experience and continued service of our management and other key personnel, including, but not limited to, Eric Weisblum, our Chief Executive Officer. If we lose the services of Mr. Weisblum or any of other member of management, our business would be materially and adversely affected.

Our future success also depends upon our ability to attract and retain highly qualified management personnel and other employees. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow and manage our business.

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

Risks Relating to Our Securities

Our Certificate of Incorporation grants our board of directors, without any action or approval by our stockholders, the power to designate and issue preferred stock with rights, preferences and privileges that may be adverse to the rights of the holders of our common stock.

The total number of preferred stock that we are authorized to issue is 5,000,000 shares of which 1,000,000 shares have been designated as Series A Preferred Stock, none of which are issued and outstanding as of March 25, 2021, 2,000 shares have been designated as Series B Preferred Stock, none of which are issued and outstanding as of March 25, 2021 and 4,280 shares have been designated as Series C Preferred Stock, of which 4,276 shares are issued and outstanding as of March 25, 2021. Pursuant to authority granted by our Certificate of Incorporation, our board of directors, without any action or approval by our stockholders, may issue preferred stock in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the holders of shares of our common stock. The designation and issuance of shares of capital stock having preferential rights could materially adversely affect the rights of the holders of our common stock. In addition, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) establishes the definition of a “penny stock”, for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

We have never paid cash dividends and have no plans to pay cash dividends in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our capital stock and we do not expect to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our capital stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock.

If we fail to remain current in our reporting requirements, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

As a company listed on the OTCQB and subject to the reporting requirements of the Exchange Act, we must be current with our filings pursuant to Section 13 or 15(d) of the Exchange Act in order to maintain price quotation privileges on the OTCQB. If we fail to remain current in our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock could be subject to extreme volatility.

The trading price of our common stock may be affected by a number of factors, including events described in the risk factors set forth herein and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, and unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock and wide bid-ask spreads. These fluctuations may have a negative effect on the market price of our common stock. In addition, the securities market has, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may have a material adverse effect the market price of our common stock.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation among other potential problems.

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies and our independent registered public accounting firm may not be able to certify the effectiveness of our internal controls over financial reporting. In either case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, as December 31, 2020 as a result of the following: (i) for the periods we operated as a business development company, we lacked Investment Company Act experienced internal staff; (ii) we lack segregation of duties within accounting functions duties as a result of our limited financial resources to support hiring of personnel; (iii) we not have not implemented adequate system and manual controls; and (iv) the resignation of our Chief Financial Officer who now is our accounting consultant. While management intends to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 560 Sylvan Avenue, Suite 3160, Englewood Cliffs, NJ 07632. We pay $106 per month to rent for such space on a month-to-month lease basis. We believe that our current office space will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “SILO”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders

As of March 25, 2021, there were 120 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation. Declaration or payment of dividends, if any, in the future, will be at the discretion of our board of directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a developmental stage biopharmaceutical company focused on merging traditional therapeutics with psychedelic research. We seek to acquire assets to license and fund research which we believe will be transformative to the well-being of patients and the health care industry, and we are committed to developing innovative solutions to address a variety of underserved conditions. In these uncertain times, the mental health of the nation and beyond is being put to the test. More than ever, creative new therapies are needed to address the health challenges of today. Combining our resources with world-class medical research partners, we hope to make significant advances in the medical and psychedelic space.

Our strategy is to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases, including the use of psychedelic drugs, such as psilocybin, and the potential benefits they may have in certain cases involving depression, mental health issues and neurological disorders. We intend to focus on merging traditional therapeutics with psychedelic research for people suffering from indications such as depression, PTSD, Parkinson’s, and other rare neurological disorders. Our mission is to identify assets to license and fund the research which we believe will be transformative to the well-being of patients and the health care industry.

The potential of psilocybin therapy in mental health conditions has been demonstrated in a number of academic-sponsored studies over the last decade. In these early studies, it was observed that psilocybin therapy provided rapid reductions in depression symptoms after a single high dose, with antidepressant effects lasting for up to at least six months for a number of patients. These studies assessed symptoms related to depression and anxiety through a number of widely used and validated scales. The data generated by these studies suggest that psilocybin is generally well-tolerated and has the potential to treat depression when administered with psychological support.

We have recently engaged in discussions with a number of world-renowned educational institutions and advisors regarding potential opportunities and have formed a scientific advisory board that is intended to help advise management regarding potential acquisition and development of products. In addition, we entered into certain sponsored research and/or license agreements, as more fully described below, and are seeking to enter into additional scientific research agreements and partnerships with other universities.

License Agreements

License Agreement with the University of Baltimore, Maryland

On February 12, 2021, we entered the UMB License Agreement with the UMB pursuant to which UMB granted us an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property (i) to make, have made, use, sell, offer to sell, and import certain licensed products and (ii) to use the invention titled, “Central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology” and UMB’s confidential information to develop and perform certain licensed processes for the therapeutic treatment of neuroinflammatory disease. Pursuant to the UMB License Agreement, we agreed to pay UMB (i) a license fee of $75,000, (ii) certain event-based milestone payments, (iii) royalty payments, depending on net revenues, (iv) minimum royalty payments, and (v) a tiered percentage of sublicense income. The UMB License Agreement will remain in effect until the later of: (a) the last patent covered under the UMB License Agreement expires, (b) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity, if applicable, or (c) ten years after the first commercial sale of a licensed product in that country, unless earlier terminated in accordance with the provisions of the UMB License Agreement. The term of the UMB License Agreement shall expire 15 year after the effective date in which (a) there were never any patent rights, (b) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity or (c) there was never a first commercial sale of a licensed product.

The UMB License Agreement followed the UMB Option Agreement pursuant to which we had previously obtained an exclusive option to negotiate and obtain an exclusive, sublicensable license from UMB.

Patent License Agreement with AIkido Pharma Inc.

On January 5, 2021, we entered into the AIkido License Agreement with our wholly-owned subsidiary, Silo Pharma, Inc., and AIkido pursuant to which we granted AIkido an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property (i) to make, have made, use, provide, import, export, lease, distribute, sell, offer for sale, develop and advertise certain licensed products and (ii) to develop and perform certain licensed processes for the treatment of cancer and symptoms caused by cancer. The AIkido License Agreement related to the rights which we had obtained under the UMB Option Agreement. Pursuant to the AIkido License Agreement, we agreed that if we exercised the UMB Option, we would grant AIkido a non-exclusive sublicense to certain UMB patent rights in the field of neuroinflammatory diseases occurring in patients diagnosed with cancer. The UMB Option was exercised on January 13, 2021. Accordingly, on February 12, 2021, we entered into a binding letter of intent with AIkido pursuant to which we agreed to grant AIkido a worldwide, exclusive sublicense of our patents under the UMB License Agreement (see below).

Pursuant to the AIkido License Agreement, AIkido agreed to pay us, among other things, (i) a one-time non-refundable cash payment of $500,000 and (ii) royalty payments equal to 2% of Net Sales (as defined in the AIkido License Agreement) in the field of use in the territory covered by such agreement. In addition, AIkido issued us 500 shares of its Series M Convertible Preferred Stock. The AIkido License Agreement will remain in effect until the expiration or abandonment of all issued patents and filed patent applications within the licensed patents set forth in the AIkido License Agreement, unless earlier terminated in accordance with the provisions of the AIkido License Agreement.

Binding Letter of Intent to Grant Sublicense with AIkido Pharma Inc.

Following the execution of the UMB License Agreement, and in accordance with the terms of the AIkido License Agreement, we entered into the Letter of Intent with AIkido, on February 12, 2021, pursuant to which we agreed to grant AIkido a worldwide, exclusive sublicense of our licensed patents under the UMB License Agreement for use in the therapeutic treatment of neuroinflammatory disease in cancer patients. Pursuant to the Letter of Intent, AIkido agreed to pay us (i) a one-time license fee of $50,000 and (ii) the same royalty payments that we are subject to under the UMB License Agreement. We have agreed to use our best efforts to complete the sublicense arrangement as soon as reasonably possible. The terms and conditions of the sublicense are subject to compliance with the terms and conditions of the UMB License Agreement, including, but not limited to, the provisions regarding the granting of sublicenses set forth in the UMB License Agreement.

Investigator-Sponsored Study Agreements

Investigator-Sponsored Study Agreement with Maastricht University of the Netherlands

On November 1, 2020, we entered into an investigator-sponsored study agreement with Maastricht University of the Netherlands. The research project is a clinical study to examine the effects of repeated low doses of psilocybin and LSD on cognitive and emotional dysfunctions in Parkinson’s disease and to understand its mechanism of action. The agreement shall terminate on October 31, 2024, unless earlier terminated pursuant to the terms thereof. We shall pay a total fee of 433,885 Euros ($507,602 USD) exclusive of value added tax based on a payment schedule set forth in the agreement.

Investigator-Sponsored Study Agreement with UMB

On January 5, 2021, we entered into an investigator-sponsored study agreement with UMB. The research project is a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of MS. More specifically, the study is designed to evaluate (1) whether MS-1-displaying liposomes can effectively deliver dexamethasone to the central nervous system and (2) whether MS-1-displaying liposomes are superior to plain liposomes, also known as free drug, in inhibiting the relapses and progression of Experimental Autoimmune Encephalomyelitis. Pursuant to the agreement, the research shall commence on March 1, 2021 and will continue until substantial completion, subject to renewal upon mutual written consent of the parties. The total cost under the Sponsored Study Agreement shall not exceed $81,474.

Recent Financing

February 2021 Private Placement

On February 9, 2021, we entered into securities purchase agreements with certain institutional and accredited investors pursuant to which, on February 12, 2021, we sold an aggregate of 4,276 shares of our Series C Convertible Preferred Stock and warrants to purchase up to 14,253,323 shares of our common stock in a private placement for gross proceeds of approximately $4,276,000, before deducting placement agent and other offering expenses. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.30 per share, subject to adjustment, and subject to certain exceptions, may be exercised on a cashless basis. In connection with the offering, we entered into separate registration rights agreements with the investors pursuant to which we agreed to file a registration statement to register the resale of the shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock and the shares of common stock issuable upon exercise of the warrants which we initially filed on February 16, 2021. Pursuant to the terms of the offering, we issued the placement agents warrants to purchase up to an aggregate of 2,850,664 shares of our common stock. The placement agent warrants are exercisable for a period of five years from the closing date of the offering at an exercise price of $0.35 per share, subject to adjustment.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $3,037,517 and $1,013,294 for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, we used cash in operations of $1,156,996. Additionally, we had an accumulated deficit $5,762,321 at December 31, 2020 and have generated minimal revenues under our new business plan. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. If we are unable to raise additional capital or secure additional lending in the near future to fund our business plan, management expects that we will need to curtail our operations. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, we are unable to estimate the impact of this event on its operations.

Equity Investments

At December 31, 2020 and 2019, equity investments, at cost of $200 and $9,394, respectively, comprised mainly of nonmarketable common stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

Results of Operations

Comparison of Our Results of Operations for the Years Ended December 31, 2020 and 2019

Results of Operations

The following table summarizes the results of operations for the years ending December 31, 2020 and 2019 and were based primarily on the comparative audited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	Years Ended December 31,
	2020	2019
Sales	$40,923	$40,569
Cost of sales	(176,126)	(27,387)
Operating expenses	(2,437,764)	(943,585)
Loss from operations	(2,572,967)	(930,403)
Other expense, net	(464,550)	(82,891)
Net loss	$(3,037,517)	$(1,013,294)

Revenues and Cost of Sales:

During the years ended December 31, 2020 and 2019, we generated minimal revenues from operations. For the year ended December 31, 2020, revenues consisted of revenues generated from the sale of NFID products of $40,923. For the year ended December 31, 2019, revenues consisted of revenues generated from the sale of shoes of $40,000 and revenues generated from the sale of NFID products of $569.

During the year ended December 31, 2020, cost of sales amounted to $176,126 as compared to $27,387 for the year ended December 31, 2019.

During the year ended December 31, 2020, the primary components of cost of sales include the cost of the product, production costs, warehouse storage costs and shipping fees. Additionally, we recorded an inventory write-down on raw materials for $137,947 during the year ended December 31, 2020 which resulted in a negative gross margin. For the year ended December 31, 2019, cost of sales consisted of costs incurred from the sale of shoes of $26,973 and costs incurred from the sale of NFID products of $414.

Operating Expenses:

For the years ended December 31, 2020 and 2019, total operating expenses consisted of the following:

	For the Years Ended December 31,
	2020	2019
Compensation expense	$755,993	$319,587
Professional fees	1,276,562	431,015
Product development	62,550	63,465
Research and development	26,250	-
Insurance expense	30,191	26,565
Bad debt (recovery) expense	165,376	(13,500)
Selling, general and administrative expenses	120,842	87,013
Impairment loss	-	29,440
Total operating expenses	$2,437,764	$943,585

●	Compensation expense:

For the years ended December 31, 2020 and 2019, compensation expense was $755,993 and $319,587, respectively, an increase of $436,406, or 136.6%. This increase was primarily attributable to increase stock-based compensation of $467,516 related to the issuance of stock to our Chief Executive Officer pursuant to his employment agreement which was approximately $610,000 in 2020 and increase in his compensation and related benefits expense of $24,890, offset by a decrease in compensation expense for directors of $56,000.

●	Professional fees:

For the years ended December 31, 2020 and 2019, professional fees were $1,276,562 and $431,015, respectively, an increase of $845,547 or 196.2%. The increase was primarily attributable to an increase in stock-based consulting fees of $543,924 related to the issuance of shares to consultants for business advisory and strategic planning services, an increase legal fees of $142,291, an increase investor relation fees of $91,643, and an increase in other consulting fees of $68,216, offset by a decrease in accounting and auditing fees of $527.

●	Product development:

For the years ended December 31, 2020 and 2019, in connection with the development of our NFID product line, we incurred product development costs of $62,550 and $63,465, respectively.

●	Research and development:

For the year ended December 31, 2020 and 2019, we incurred $26,250 and $0, respectively, in research and development costs in connection with the Investigator-sponsored Study Agreement with Maastricht University.

●	Insurance expense:

For the year ended December 31, 2020, insurance expense was $30,191 and $26,565, respectively, an increase of $3,626 or 13.6%. The increase was a result of increases in the cost of renewal of certain insurance policies.

●	Bad debt (recovery) expense, net:

For the year ended December 31, 2020, we recorded bad debt expense of $165,376. The Company recorded an allowance on bad debt of $146,500 and wrote off interest receivable of $27,876 on a note receivable during the year ended December 31, 2020 due to slow collection of the installment payments pursuant to the agreement. For the year ended December 31, 2019, we recorded bad debt recovery $13,500 from the collection of a previously written off note receivable deemed uncollectible.

●	Selling, general and administrative expenses:

Selling, general and administrative expenses consist of non-cash amortization expense of intangible assets, advertising and promotion, transfer agent fees, custodian fees, bank service charges, travel, and other fees and expenses. For the year ended December 31, 2020 and 2019, selling, general and administrative expenses were $120,842 and $87,013, respectively, an increase of $33,829, or 38.9%. The increase in selling, general and administrative expenses was primarily attributed to an increase in advertising and promotion expense, EDGAR filing fees, and other expenses related to our new business operations.

●	Impairment loss

At December 31, 2019, based on management’s impairment analysis, we recorded an impairment loss of $29,440 due to the impairment of trademarks as compared to $0 during the year ended December 31, 2020. We determined that there was a significant adverse change in the extent or manner in which we use our trademarks.

Loss from Operations:

For the years ended December 31, 2020 and 2019, loss from operations amounted to $2,572,967 and $930,403, respectively, an increase of $1,642,564 or 176.5%. The increase was primarily a result of the changes in operating expenses discussed above.

Other (Expenses) Income:

For the year ended December 31, 2020 and 2019, other expenses, net amounted to $464,550 and $82,891, respectively, an increase of $381,659 or 460%, and such increase is discussed below.

●	Interest income:

For the years ended December 31, 2020 and 2019, we earned interest income of $11,543 and $12,196, respectively, primarily resulting from interest earned on notes receivable. The decrease was attributable to the decrease in income-earning notes receivable as a result of principal collections.

●	Interest expense:

During the year ended December 31, 2020, we incurred interest expense of $269,043 primarily related to borrowings under convertible debt agreements which included amortization of debt discount to interest expense of $268,125. All convertible notes were exchanged into common stock during the year ended December 31, 2020. During the year ended December 31, 2019, we incurred interest expense of $62,739 primarily related to the increase in borrowings under convertible debt agreements and included amortization of debt discount to interest expense of $61,875.

●	Net realized gain on equity investments:

For the year ended December 31, 2019, we recorded a net realized gain on equity investments of $138,032 primarily attributed to a gain from the sale of our remaining equity investment in Ipsidy, Inc. We did not have such realized gain during year 2020.

●	Net change in unrealized loss on equity investments:

During the year ended December 31, 2019, we recorded an unrealized loss on equity investments of $170,191 attributable to our analysis of the fair value of our investment in Ipsidy, Inc. and other equity investments as compared to $9,194 for the year ended December 31, 2020.

●	Loss on debt extinguishment, net:

During the year ended December 31, 2020, we recorded loss on debt extinguishment of $197,682 due to the exchange of the convertible notes into common stock pursuant to exchange agreements with the holders of our convertible promissory notes issued in October 2019 and with the holders of our Series B Convertible Preferred Stock and an offset of $318 of gain from debt extinguishment related to a settlement agreement with a vendor. We did not have such loss during year 2019.

Net Loss:

For the years ended December 31, 2020 and 2019, net loss amounted to $3,037,517 or $(0.05) per common share (basic and diluted), and $1,013,294 or $(0.04) per common share (basic and diluted), respectively, a change of $2,047,723, or 202.1%. The increase was primarily a result of the increase in operating expenses, and other expenses, net discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $1,284,941 and $1,128,389 in cash and cash equivalents as of December 31, 2020 and working capital of $377,108 and $111,752 in cash and cash equivalents as of December 31, 2019.

			Year Ended December 31, 2020
	December 31, 2020	December 31, 2019	Working Capital Change	Percentage Change
Working capital:
Total current assets	$1,426,664	$493,845	$932,819	189%
Total current liabilities	(141,723)	(116,737)	(24,986)	(21)%
Working capital:	$1,284,941	$377,108	$907,833	241%

The increase in working capital of $907,833 was primarily attributable to an increase in cash of $1,016,637, an increase in prepaid and other current assets of $224,758 offset by decreases in notes receivable of $176,500 and inventory of $122,882.

In October 2019, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with accredited investors. Pursuant to the terms of the Purchase Agreements, we issued and sold to investors a convertible promissory note in the aggregate principal amount of $330,000 (the “Notes”), and warrants to purchase up to 1,650,000 shares of the Company’s common stock (the “Warrants”). We received net proceeds of $295,000, net of original issue discount of $30,000 and fees of $5,000. The Notes were due and payable in October 2020. Prior to an event of default, no interest shall accrue on these Notes. On April 15, 2020, we entered into exchange agreements with the holders of the Notes, which notes were originally issued in October 2019. Pursuant to such exchange agreements, the holders agreed to exchange their Notes and 1,650,000 Warrants issued in connection with this debt for an aggregate of 4,125,000 shares of our common stock at a price of $0.08 per share.

On April 1, 2020, we entered into a promissory note agreement with a company owned by the Company’s Chief Executive Officer in the amount of $20,000. The note accrued interest at a rate of 6% per annum, was unsecured, and all principal and interest amounts outstanding was due on June 30, 2020. On April 30, 2020, we repaid this note payable – related party and all interest due.

On March 11, 2020, we entered into a promissory note agreement with our Chief Executive Officer in the amount of $15,000. The note accrued interest at a rate of 6% per annum, was unsecured, and all principal and interest amounts outstanding was due on April 10, 2020. On April 30, 2020, we repaid the note payable – related party of $15,000 and all interest due.

On April 17, 2020, we entered into subscription agreements with certain accredited investors pursuant to which we issued an aggregate of 7,764,366 shares of our common stock for proceeds of $77,644, or $0.01 per share.

On April 28, 2020, we entered into securities purchase agreements (collectively, the “April Purchase Agreement”) with certain institutions and accredited investors for the sale of an aggregate 29,993,750 shares of our common stock at a price of $0.08 per share for gross proceeds of $2,399,500, before deducting placement agent of $242,950 and other offering expenses of $118,460 (the “Private Placement”).

Cash Flows

A summary of cash flow activities is summarized as follows:

	Year Ended December 31,
	2020	2019
Cash (used in) operating activities	$(1,156,996)	$(794,324)
Cash provided by investing activities	39,000	186,741
Cash provided by financing activities	2,134,633	382,656
Net (decrease) increase in cash	$1,016,637	$(224,927)

Net Cash (Used in) Operating Activities

Net cash used in operating activities was $1,156,996 for the year ended December 31, 2020 as compared to $794,324 for the year ended December 31, 2019, an increase of $362,672.

●	Net cash used in operating activities for the year ended December 31, 2020 primarily reflected a net loss of $3,037,517 adjusted for the add-back of non-cash items such as amortization of debt discount of $268,125, bad debt expense, net of $165,375, total stock-based compensation of $1,189,400, net loss from debt extinguishment of $197,682, inventory write-down of $137,947, and changes in operating asset and liabilities primarily consisting of an increase in inventory of $15,065, increase in prepaid expenses and other current assets of $144,663, and an increase in accounts payable and accrued expenses of $72,525.

●	Net cash used in operating activities for the year ended December 31, 2019 primarily reflected a net loss of $1,013,294 adjusted for the add-back of non-cash items such as impairment loss of $29,440, stock-based compensation of $177,960, amortization of debt discount of $61,875, net realized gain on equity investments of $138,032, and a net unrealized loss on equity investments of $170,191, and changes in operating asset and liabilities consisting of an increase in inventory of $129,393, a decrease in prepaid expenses and other current assets of $17,698, and an increase in accounts payable and accrued expenses of $29,231.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $39,000 for the year ended December 31, 2020 as compared to $186,741 for the year ended December 31, 2019. Net cash provided by investing activities for the year ended December 31, 2020 consisted of proceeds from collection on note receivable. Net cash provided by investing activities for the year ended December 31, 2019 consisted of proceeds from the sale of equity securities of $191,938 offset by the purchase of equity investment, at a fair value of $5,197.

Cash Provided by Financing Activities

Net cash provided by financing activities was $2,134,633 for the year ended December 31, 2020 as compared to $382,656 for the year ended December 31, 2019. During the year ended December 31, 2020, we received net proceeds from sale of common stock of $2,115,733, related party loans of $35,000, proceeds from a note payable of $18,900 offset by repayment on notes payable - related party of $35,000. During the year ended December 31, 2019, we received net proceeds from the sale of Series B Preferred Stock of $110,000, net proceeds from the convertible debt of $295,000, and proceeds from related party loan of $25,000 offset by the repayment of insurance finance loan of $22,344 and the repayment of related party loan $25,000.

Cash Requirements

We believe that our existing available cash will not be enough to enable us to meet the working capital requirements for at least 12 months from the date of this report. Our primary uses of cash have been for salaries, fees paid to third parties for professional services, and general and administrative expenses. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business;

●	An increase in product development and marketing fees;

●	Addition of administrative and sales personnel as the business grows; and

●	The cost of being a public company.

Since we believe that our existing available cash will not enable us to meet our working capital requirements for at least 12 months from the date of this report, we will need to raise additional funds for the development and marketing of our potential product candidates. If we are unable to raise capital, we may be required to reduce the scope of our product development and marketing activities, which could harm our business plans, financial condition and operating results, cease our operations entirely, in which case, you will lose all of your investment.

Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations, for product development and for marketing in the future. If we are unable to raise capital or secure lending in the near future, management expects that we may need to curtail or cease our operations.

Until such time as we generate substantial product revenue to offset operational expenses, we expect to finance our cash needs through a combination of public and private equity offerings and debt financing. We may be unable to raise capital or enter into such other arrangements when needed or on favorable terms, or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition. We have no agreements or arrangements to raise capital.

We currently have no material commitments for any capital expenditures.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or any commitments or contractual obligations.

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

Inventory

Inventory, consisting of raw materials and finished goods, are stated at the lower of cost and net realizable value utilizing the first-in, first-out method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, we will record reserves for the difference between the cost and the net realizable value. These reserves shall be recorded based on estimates and included in cost of sales. Additionally, we shall make an analysis of our inventory for any slow-moving inventory. Accordingly, we shall reclass sellable inventories that may not be sold in one year to non-current assets.

Intangible Assets

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful lives. Intangible assets consist of a brand ambassador agreement which was being amortized over a period of one year and trademarks which are recorded at cost and have an indefinite useful life and are not amortized.

Impairment of Long-lived Assets

In accordance with Accounting Standard Codification (“ASC”) Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Equity Investments

Equity investments comprised mainly of nonmarketable common stock and membership interests, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

Net Realized Gains or Losses and Net Change in Unrealized Gains or Losses on Investments

Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the our cost basis and the net proceeds received from such disposition. Realized gains and losses on investment transactions are determined by specific identification. Net change in unrealized appreciation or depreciation is computed as the difference between the fair value of the investment and the cost basis of such investment, including any reversal of previously recorded unrealized appreciation/depreciation when gains or losses are realized.

Fair Value of Financial Instruments and Fair Value Measurements

We use the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Revenue Recognition

We apply ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We adopted this standard using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of ASC 606 on January 1, 2018 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts and there was no cumulative effect adjustment.

We record interest and dividend income on an accrual basis to the extent that we expect to collect such amounts.

Product sales are recognized when the product is shipped to the customer and title is transferred and are recorded net of any discounts or allowances.

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. We have elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment.

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

We follow the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. We do not believe we have any uncertain tax positions as of December 31, 2020 and 2019 that would require either recognition or disclosure in the accompanying financial statements.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SILO Pharma, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

SILO Pharma, INC.

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Silo Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SILO Pharma, Inc. (f/k/a Uppercut Brands, Inc.) (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $3,037,517 and $1,156,996 for the year ended December 31, 2020, respectively, and has minimal revenues in 2020. Additionally, the Company has an accumulated deficit of $5,762,321 at December 31, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters, are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Notes and Related Accrued Interest Receivable

As described in footnote 1 “Notes Receivable” and in footnote 4, to the consolidated financial statements, the Company’s consolidated notes receivable and accrued interest receivable balances, net of the related allowance for doubtful receivables, was $23,500 at December 31, 2020. Notes receivable and related accrued interest receivable balances are evaluated by management for collectability periodically and at year end. The determination of the valuation of these balances requires management to make significant estimates and assumptions related to the intent and ability of the debtor to pay the amounts due to the Company.

We identified the valuation of notes and accrued interest receivable as a critical audit matter. Auditing management’s judgments regarding the intent and ability of the debtor to pay the amounts due to the Company involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) reviewing management’s process for developing on estimate of the allowance to be recorded (b) sending an audit confirmation letter to the current debtor, (c) reviewing the notes and related legal documents including any security interests, and (d) reviewing and verifying the historical and subsequent collection history and the age of these receivables through the date of our procedures. We agreed with management’s assessment that due to the slow and minimal payment history and past due status of these receivables, the notes and interest receivable should be partially reserved.

/S/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2019.

Boca Raton, Florida

March 29, 2021

SILO Pharma, INC. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,128,389	$111,752
Equity investments, at cost	200	9,394
Notes receivable, net	23,500	200,000
Prepaid expenses and other current assets	241,091	16,333
Inventory	33,484	156,366

Total Current Assets	1,426,664	493,845

Total Assets	$1,426,664	$493,845

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Convertible note payable, net of discount	$-	$61,875
Accounts payable and accrued expenses	127,069	54,862
Note payable - current portion	14,654	-

Total Current Liabilities	141,723	116,737

LONG TERM LIABILITIES:
Note payable - long-term portion	4,246	-

Total Long Term Liabilities	4,246	-

Total Liabilities	145,969	116,737

Commitment and Contingencies (see Note 11)

Redeemable Series A, Convertible Preferred stock, $0.0001 par value, 1,000,000 shares designated;
None and 4,000 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively ($100 per share redemption value)	-	400,000

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series B convertible preferred stock, $0.0001 par value, 2,000 shares designated; none and 115 shares issued and outstanding at December 31, 2020 and 2019, respectively ($1,000 per share liquidation value)	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 85,141,956 and 23,604,207 shares issued and outstanding at December 31, 2020 and 2019, respectively	8,514	2,361
Additional paid-in capital	7,034,502	2,630,551
Accumulated deficit	(5,762,321)	(2,655,804)

Total Stockholders’ Equity (Deficit)	1,280,695	(22,892)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,426,664	$493,845

See accompanying notes to consolidated financial statements.

SILO Pharma, INC. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2020	2019

SALES	$40,923	$40,569

COST OF SALES	176,126	27,387

GROSS PROFIT (LOSS)	(135,203)	13,182

OPERATING EXPENSES:
Compensation expense	755,993	319,587
Professional fees	1,276,562	431,015
Product development	62,550	63,465
Research and development	26,250	-
Insurance expense	30,191	26,565
Bad debt (recovery), net	165,376	(13,500)
Selling, general and administrative expenses	120,842	87,013
Impairment Loss	-	29,440

Total operating expenses	2,437,764	943,585

LOSS FROM OPERATIONS	(2,572,967)	(930,403)

OTHER INCOME (EXPENSE):
Interest income	11,543	12,196
Other income	3,000	-
Interest expense	(269,043)	(62,739)
Interest expense - related party	(224)	(189)
Foreign exchange loss	(2,950)
Loss on debt extinguishment, net	(197,682)	-
Net realized gain on equity investments (non-controlled/non-affiliated investments)	-	138,032
Net unrealized loss on equity investments (non-controlled/non-affiliated investments)	(9,194)	(170,191)

Total other expense, net	(464,550)	(82,891)

NET LOSS	(3,037,517)	(1,013,294)

Deemed dividend	(69,000)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,106,517)	$(1,013,294)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.05)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	65,954,691	23,468,522

See accompanying notes to consolidated financial statements.

SILO Pharma, INC. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2020 and 2019

	Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2018	-	$-	23,417,540	$2,342	$2,047,610	$(1,642,510)	$407,442

Series B preferred stock issued for cash, net of costs	115	-	-	-	110,000	-	110,000

Common stock issued for services	-	-	100,000	10	34,990	-	35,000

Common stock issued for due diligence fee	-	-	86,667	9	41,991	-	42,000

Accretion of stock options for services	-	-	-	-	142,960	-	142,960

Warrants issued in connection with convertible debt	-	-	-	-	253,000	-	253,000

Net loss	-	-	-	-	-	(1,013,294)	(1,013,294)

Balance, December 31, 2019	115	-	23,604,207	2,361	2,630,551	(2,655,804)	(22,892)

Common Stock issued for cash, net of offering cost	-	-	37,758,116	3,775	2,111,958	-	2,115,733

Common Stock issued for future services	-	-	8,586,184	859	686,036	-	686,895

Preferred Shares Exchanged for Common Stock	(115)	-	1,437,500	144	(144)	-	-

Common Stock issued in connection with employment agreement	-	-	7,630,949	763	609,713	-	610,476

Common Stock issued for Exchange of Notes	-	-	4,125,000	412	527,588	-	528,000

Common Stock issued for conversion of Redeemable Series A Preferred stock	-	-	2,000,000	200	399,800	-	400,000

Deemed dividend on Preferred Stock Exchange	-	-	-	-	69,000	(69,000)	-

Net loss	-	-	-	-	-	(3,037,517)	(3,037,517)

Balance, December 31, 2020	-	$-	85,141,956	$8,514	$7,034,502	$(5,762,321)	$1,280,695

See accompanying notes to consolidated financial statements.

SILO Pharma, INC. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,037,517)	$(1,013,294)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense, net	165,376	-
Impairment loss	-	29,440
Stock-based compensation	610,476	177,960
Amortization of prepaid stock-based expense	578,924	-
Amortization of debt discount to interest expense	268,125	61,875
Inventory write-down	137,947	-
Net realized gain on equity investments	-	(138,032)
Net unrealized loss on equity investments	9,194	170,191
Loss from debt extinguishment	197,682	-
Change in operating assets and liabilities:

(Increase) in inventory	(15,065)	(129,393)
(Increase) decrease in prepaid expenses and other current assets	(144,663)	17,698
Increase in accounts payable and accrued expenses	72,525	29,231

NET CASH USED IN OPERATING ACTIVITIES	(1,156,996)	(794,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investments	-	191,938
Purchase of equity investment	-	(5,197)
Collection on notes receivable	39,000	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	39,000	186,741

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	35,000	25,000
Proceeds from note payable	18,900	-
Repayment of note payable - related party	(35,000)	(25,000)
Proceeds from sale of Series B preferred stock, net	-	110,000
Net proceeds from convertible debt	-	295,000
Net proceeds from sale of common stock	2,115,733	-
Repayment of insurance finance loan	-	(22,344)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,134,633	382,656

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	1,016,637	(224,927)

CASH AND CASH EQUIVALENTS - beginning of year	111,752	336,679

CASH AND CASH EQUIVALENTS - end of year	$1,128,389	$111,752

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$224	$-
Income taxes	$-	$-

Non-Cash investing and financing activities:
Common stock issued for prepaid services	$686,895	$-
Common stock issued for acquisition of intangible assets and prepaid expenses	$-	$300,000
Common Stock issued for Exchange of Notes	$528,000	$-
Common stock issued for due diligence fee and related increase in debt discount	$-	$42,000
Warrants issued in connection with convertible debt and related increase in debt discount	$-	$253,000
Common Stock issued for conversion of Redeemable Series A Preferred stock	$400,000	$-

See accompanying notes to consolidated financial statements.

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1 – ORGANIZATION AND BUSINESS

Silo Pharma, Inc. (formerly Uppercut Brands, Inc.) (the “Company”) was incorporated in the State of New York on July 13, 2010. On December 3, 2012, the Company changed its state of incorporation from New York to Delaware. On September 29, 2018, the Company entered into an Asset Purchase Agreement (“APA”) with Blind Faith Concepts Holdings, Inc. a Nevada corporation (the “Seller”) whereby the Company completed the acquisition of 100% of the assets of “NFID” from the Seller.

The Company is a developmental stage biopharmaceutical company focused on merging traditional therapeutics with psychedelic research. In addition to the Company’s primary focus on psychedelic research, the Company has been engaged in the development of the streetwear apparel brand, NFID, which stands for “No Found Identification.”

On October 4, 2013, the Company filed a Form N-54A and elected to become a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company previously elected to be treated for federal income tax purpose as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”). Through September 29, 2018, the Company met the definition of an investment company in accordance with the guidance under Accounting Standards Codification (“ASC”) Topic 946 “Financial Services – Investment Companies”. On September 29, 2018, the Company filed Form N-54C, Notification of Withdrawal of election to be Subject to Section 55 through 65 of the 1940 Act, whereas the Company changed the nature of its business so as to cease to be a business development company (See Note 2 – Basis of Presentation). Additionally, since 2017, the Company has been subject to income taxes at corporate tax rates.

On May 21, 2019, the Company amended its articles of incorporation with the State of Delaware to change the Company’s name to Uppercut Brands, Inc. On September 24, 2020, the Company amended its articles of incorporation with the State of Delaware to change the Company’s name to Silo Pharma, Inc.

On April 8, 2020, the Company incorporated a new wholly owned subsidiary, Silo Pharma Inc., in the State of Florida. The Company has also secured the domain name www.silopharma.com. The Company has been exploring opportunities to expand the Company’s business by seeking to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases, including the use of psychedelic drugs, such as psilocybin, and the potential benefits they may have in certain cases involving depression, mental health issues and neurological disorders. In July 2020, through the Company’s newly formed subsidiary, the Company entered into a commercial evaluation license and option agreement with University of Maryland, Baltimore (“UMB”) (see Note 11). The option was extended and exercised. On February 12, 2021, the Company entered into a Master License Agreement with UMB (see Note 12). The Company plans to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand the Company’s business to focus on this new line of business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiary, Silo Pharma, Inc. All inter-company balances and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss and cash used in operations of $3,037,517 and $1,156,996 for the year ended December 31, 2020.  Additionally, the Company had an accumulated deficit of $5,762,321 at December 31, 2020, and has generated minimal revenues from NFID business. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise additional capital through additional debt and/or equity financings to fund its operations in the future. If the Company is unable to raise additional capital or secure additional lending in the near future to fund its business plan, management expects that the Company will need to curtail its operations. Between April 9, 2020 to April 18, 2020, the Company received gross proceeds of $75,644 and a subscription receivable of $2,000 (collected in July 2020) or $0.01 per share from the sale of an aggregate of 7,764,366 shares of the Company’s common stock. Additionally, on April 28, 2020, the Company received gross proceeds of $2,399,500, before deducting placement agent and other offering expenses of $361,410, from the sale of an aggregate of 29,993,750 shares of the Company’s common stock at a price of approximately $0.08 per share (see Note 8).

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Additionally, on February 9, 2021, the Company entered into securities purchase agreements with various investors for the sale of an aggregate of 4,276 shares of the Company’s newly designated Series C Preferred Stock and warrants to purchase up to 14,253,323 shares of the Company’s common stock for gross proceeds of approximately $4,276,000, before deducting placement agent and other offering expenses. The closing of the offering occurred on February 12, 2021 (See Note 12).

These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the years ended December 31, 2020 and 2019 include the collectability of notes receivable and related accrued interest receivable, the valuation of the Company’s equity investments, amortization period and valuation of intangibles, estimates for obsolete and slow-moving inventory, assumptions used in assessing impairment of long-term assets, valuation allowances for deferred tax assets, the fair value of warrants issued with debt, and the fair value of shares issued for services and in settlements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. At December 31, 2020, the Company had cash in excess of FDIC limits of approximately $880,000 and at December 31, 2019, the Company had no cash in excess of FDIC limits.

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

Prepaid Expenses

Prepaid expenses and other current assets of $241,091 and $16,333 at December 31, 2020 and 2019, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, public relations and business advisory services, and legal fees which are being amortized over the terms of their respective agreements.

Inventory

Inventory, consisting of raw materials and finished goods, are stated at the lower of cost and net realizable value utilizing the first-in, first-out method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves shall be recorded based on estimates and included in cost of sales. The Company shall make an analysis of its inventory for any slow-moving inventory. Consequently, the Company recorded an inventory write-down of $137,947 and $0 during the years ended December 31, 2020 and 2019, respectively, which was included in cost of sales as reflected in the accompanying consolidated statements of operations. No allowance was required at December 31, 2020 and 2019.

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Equity Investments, at Cost

Equity investments, at cost comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically. Prior to September 29, 2018, equity investments, at cost were recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of equity investments, at cost that had no ready market were determined in good faith by the board of directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. At December 31, 2020 and 2019, equity investments, at cost of $200 and $9,394, respectively, comprised mainly of non-marketable capital stock, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

Intangible Assets

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful lives. Intangible assets consisted of a brand ambassador agreement which were being amortized over a period of one year and trademarks which were recorded at cost and have an indefinite useful life and were not amortized.

For the year ended December 31, 2020 and 2019, the Company recorded an impairment loss of $0 and $29,440, respectively, related to the impairment of trademarks. Management determined that there was a significant adverse change in the extent or manner in which these long-lived assets were being used.

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

Fair value measurements and fair value of financial instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

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

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The carrying amounts reported in the consolidated balance sheets for cash, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation – Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment.

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

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of December 31, 2020 and 2019 that would require either recognition or disclosure in the accompanying financial statements.

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Research and development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the years ended December 31, 2020 and 2019, research and development costs were $26,250 and $0, respectively.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the as-if converted method. Potentially dilutive securities which included convertible preferred shares and stock options are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Series A convertible preferred stock	-	2,000,000
Series B convertible preferred stock	-	575,000
Convertible notes	-	1,650,000
Stock options	300,000	300,000
Warrants	-	2,225,000

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

NOTE 3 – INVENTORY

At December 31, 2020 and 2019, inventory, including jackets, t-shirts, sweatshirts, hats and fabric, consisted of the following:

	December 31, 2020	December 31, 2019

Raw materials	$1,425	$41,231
Finished goods	32,059	115,135
Inventory	$33,484	$156,366

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

The Company recorded an inventory write-down of $137,947 and $0 during the years ended December 31, 2020 and 2019, respectively, which was included in cost of sales as reflected in the accompanying consolidated statements of operations.

On December 18, 2020, the Company entered into a Release Agreement with a vendor whereby the Company agreed to transfer $6,182 of inventory to settle accounts payable of $6,500 resulting in a gain of $318 which was included in loss on debt extinguishment, net as reflected in the accompanying consolidated statements of operations during the year ended December 31, 2020.

NOTE 4 – NOTES RECEIVABLE

On September 28, 2018, the Company and a seller (the “Seller”) executed a two-year promissory note receivable agreement with a principal balance of $200,000 of which $100,000 was funded to the Seller in September 2018 and the remaining $100,000 was funded in October 2018. The terms of the promissory note include an interest rate of 6% and the Company shall be repaid in interest only payments on a quarterly basis, until the maturity date of September 27, 2020, at which time the full principal and any interest payments will be due to the Company. At the time the promissory note receivable agreement was executed, the Company also executed a Security Interest and Pledge Agreement with the borrower. Pursuant to the Security Interest and Pledge Agreement, the borrower has pledged all of the assets of its company as security for the performance of the note obligations.

On November 2, 2018, the Company and Seller entered into a promissory note agreement (“Promissory Note Agreement”) with a principal balance of $50,000. Pursuant to the Promissory Note, the $50,000 note was a deposit and credit towards the acquisition of the assets of Lust for Life Group such as inventory, trademarks and logos. Pursuant to the Promissory Note Agreement, since the purchase did not close within 30 days from the note date, the note receivable became immediately due. Through the date of default, the outstanding principal balance bore interest at an annual interest rate of 10% payable on a monthly basis. Upon default, the interest rate increased to 18% per annum. As of December 31, 2018, the Company determined that this note receivable was doubtful and accordingly, recorded an allowance for doubtful account and bad debt expense of $50,000.

In December 2019, pursuant to Claim Purchase Agreements, the Company sold its notes receivable and related interest receivable balances in the aggregate amount of $277,305 to an investor. Pursuant to the Claim Purchase Agreements, the investor shall pay the Company the purchase price of $277,305 on the earlier of the payment of six-monthly installments or upon the liquidation of settlement securities of the Seller pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, whichever occurs first. The first installment shall be made following entry and full effectuation of a court order approving the settlement of the claim which occurred on March 6, 2020 in the United States district court for the District of Maryland Northern Division. Additionally, on January 6, 2020, the Company and the Seller entered into a Settlement Agreement related to notes receivable. In lieu of the Company seeking default and foreclosure against the Seller pursuant to the Note agreements, the Company received 10,420 shares of the Seller’s convertible Series B preferred stock. Since these Series B preferred shares have limited marketability, no value was placed on these shares. Between April 2020 and December 2020, the Company collected an aggregate of $30,000 on the notes receivable balance. During the year ended December 31, 2020, the Company recorded a total allowance for doubtful account and bad debt expense of $174,376 (consisting of the principal balance of $146,500 and interest receivable of $27,876) due to slow collection of the installment payments pursuant to the agreement. On March 10, 2021, the Company collected $23,500 related to this note receivable.

During year 2020 and 2019, the Company recorded $9,000 and $13,500, respectively, to bad debt recovery for cash payment received on an older note receivable that was previously written off prior to 2019. At December 31, 2020 and 2019, notes receivable, net, consisted of the following:

	December 31, 2020	December 31, 2019

Principal amounts of notes receivable	$250,000	$250,000
Collections on notes receivables	(30,000)	-
Less: allowance for doubtful accounts	(196,500)	(50,000)
Notes receivable, net	$23,500	$200,000

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 5 – INTANGIBLE ASSETS

In connection with an Asset Purchase Agreement dated September 29, 2018, the Company valued the three trademarks acquired at their historical cost of $29,440 which approximated fair market value. The Company valued the Brand Ambassador Agreement at $105,295 using the estimated fair value of required social media posts by the artist/singer Max Schneider.

During year 2018, based on management’s impairment analysis, the Company wrote off the remaining unamortized carrying value of its intangible asset related to the brand ambassador agreement and recorded an impairment loss of $87,745. Management determined that there was a significant adverse change in the extent or manner in which this long-lived asset was being used. For the year ended December 31, 2019, the Company recorded an impairment loss of $29,440 related to the impairment of its trademarks. Management determined that there was a significant adverse change in the extent or manner in which its trademarks were being used. Trademarks were treated as indefinite long-lived assets and therefore were not amortized.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

In October 2019, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with accredited investors. Pursuant to the terms of the Purchase Agreements, the Company issued and sold to investors convertible promissory notes in the aggregate principal amount of $330,000 (the “Notes”) and warrants to purchase up to 1,650,000 shares of the Company’s common stock (the “Warrants”). The Company received net proceeds of $295,000, net of original issue discount of $30,000 and fees of $5,000. The Notes are due and payable in October 2020. Prior to an event of default, no interest shall accrue on these Notes.

At any time after the issuance date, until the Notes are no longer outstanding, the Notes were convertible, in whole or in part, into shares of the Company’s common stock at the option of the holder, at any time and from time to time. In accordance with the Purchase Agreements and the Notes the conversion price (the “Conversion Price”) was equal to $0.20, subject to adjustment. The Company may prepay the Notes at any time prior to its six-month anniversary, subject to pre-payment charges as detailed in the Notes. Upon every conversion, the Company would deliver an additional $1,250 worth of shares (as calculated by the Conversion Price in effect on the conversion notice being honored) to cover the holder’s expenses and deposit fees associated with each notice of conversion.

The Purchase Agreements and Notes contain customary representations, warranties and covenants, including certain restrictions on the Company’s ability to sell, lease or otherwise dispose of any significant portion of its assets. The investors were also entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights that the holders could have acquired if the holders had held the number of shares of common stock acquirable upon complete conversion of the Notes. The investor also had the right of first refusal with respect to any future equity (or debt with an equity component) offering conducted by the Company until the 12-month anniversary of the closing. The Purchase Agreements and the Notes also provided for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, bankruptcy or insolvency proceedings, and delinquency in periodic report filings with the Securities and Exchange Commission. Upon the occurrence of an event of default, the investor’s may declare the outstanding obligations due and payable at significant applicable default rates and take such other actions as set forth in the Notes.

The Company would issue to each investor at the closing, that number of shares of its common stock equal to 14% of the aggregate amount paid by the investor for the Notes purchased, priced at the closing price of the Company’s common stock on the day prior to the closing, as a due diligence fee. In connection with due diligence fee, during 2019, the Company issued 86,667 shares of its common stock to the investors. These shares were valued at $42,000 using the closing price of the Company’s common stock on the day prior to the closing which ranged from $0.35 to $0.60 per share, and the amount was recorded as a debt discount and an increase in equity.

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

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

During the year ended December 31, 2019, the fair value of the warrants was estimated using the Binomial valuation model with the following assumptions:

2019
Dividend rate	—%
Term (in years)	5.00 years
Volatility	158.6%
Risk—free interest rate	1.48% to 1.66%

On April 15, 2020, the Company entered into Exchange Agreements with the holders of the Notes. Pursuant to these Exchange Agreements, the holders agreed to exchange the Notes in the aggregate principal amount of $330,000 and 1,650,000 Warrants for an aggregate of 4,125,000 shares of the Company’s common stock at a price of $0.08 per share. After the exchanges, there are no convertible notes outstanding. The Company issued 4,125,000 shares of common stock which was more than the shares that would have been issued at the original conversion price of $0.20 per share or 1,650,000 shares of common stock, an excess of 2,475,000 shares of common stock. The excess shares were valued at a price of $0.08 per share. Consequently, the Company recorded a loss on debt extinguishment of $198,000 during the year ended December 31, 2020.

For the year ended December 31, 2020 and 2019, interest expense related to convertible notes and warrants amounted to $268,125 and $61,875, respectively, which consisted of amortization of debt discount.

At December 31, 2020 and 2019, convertible notes payable consisted of the following:

	December 31, 2020	December 31, 2019
Principal amount	$-	$330,000
Less: unamortized debt discount	-	(268,125)
Convertible notes payable, net	$-	$61,875

NOTE 7 - NOTE PAYABLE

Note payable- related party

On September 16, 2019, the Company entered into a promissory note agreement with the Company’s Chief Executive Officer in the amount of $25,000. The note accrued interest at a rate of 6% per annum, was unsecured, and all principal and interest amounts outstanding was repaid in November 2019. For the years ended December 31, 2020 and 2019, interest expense related to this note amounted to $0 and $189, respectively.

On March 11, 2020, the Company entered into a promissory note agreement with the Company’s Chief Executive Officer in the amount of $15,000. The Note accrued interest at a rate of 6% per annum, was unsecured, and all principal and interest amounts outstanding was due on April 10, 2020. In April 2020, this note and related accrued interest of $126 was repaid. At December 31, 2020, notes payable – related party amounted to $0. For the years ended December 31, 2020 and 2019, interest expense related to this note amounted to $126 and $0, respectively.

On April 1, 2020, the Company entered into a promissory note agreement with a company owned by the Company’s Chief Executive Officer in the amount of $20,000. The note accrued interest at a rate of 6% per annum, was unsecured, and all principal and interest amounts outstanding was due on September 30, 2020. On April 30, 2020, the Company repaid this note payable – related party and all interest due thereon. For the years ended December 31, 2020 and 2019, interest expense related to this note amounted to $99 and $0, respectively.

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Note payable- unrelated party

Paycheck Protection Program Funding

On April 30, 2020, the Company received federal funding in the amount of $18,900 through the Paycheck Protection Program (the “PPP”). PPP funds have certain restrictions on use of the funding proceeds, and generally must be repaid within two years at 1% interest. The PPP loan may, under certain circumstances, be forgiven. There shall be no payment due by the Company during the nine months period beginning on the date of this note (“Deferral Period”). Commencing one month after the expiration of the Deferral Period, the Company shall pay the lender monthly payments of principal and interest, each in equal amount required to fully amortize by the maturity date. If a payment on this note is more than ten days late, the lender shall charge a late fee of up to 5% of the unpaid portion of the regularly scheduled payment. As of December 31, 2020, the principal balance of this note amounted to $18,900 and accrued interest of $80. During the year ended December 31, 2020 and 2019, the Company recognized $80 and $0 of interest expense, respectively.

	As of December 31, 2020	As of December 31, 2019

Principal amount	$18,900	$-
Less: current portion	(14,654)	-
Note payable - long term portion	$4,246	$-

Minimum principal payments under note payable to unrelated parties at December 31, 2020 are as follows:

Year ended December 31, 2021	$14,654
Year ended December 31, 2022	4,246
Total principal payments	$18,900

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Series A Convertible Preferred Stock was redeemable at the option of the holder upon the occurrence of certain “triggering events.” In case of a triggering event, the holder had the right to redeem each share held for cash (currently $100/share) or impose a dividend rate on all of the outstanding preferred stock at 6% per annum thereafter. A triggering event occurs if the Company fails to deliver certificates representing conversion shares, fails to pay the amount due pursuant to a buy-in, fails to have available a sufficient number of authorized shares, fails to observe any covenant in the Certificate of Designation unless cured within 30 calendar days, shall be party to a Change in Control Transaction (as defined in the Certificate of Designation of the Series A Convertible Preferred Stock), sustains a bankruptcy event, fails to list or quote its common stock for more than 20 trading days in a twelve-month period, sustains any monetary judgment, writ or similar final process filed against the Company for more than $100,000 and such judgment writ or similar final process shall remain unvacated, unbonded or unstayed for a period of 45 calendar days, or fails to comply with the Asset Coverage (as defined in the Certificate of Designation of the Series A Convertible Preferred Stock requirement.

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Because certain of these “triggering events” were outside the control of the Company, the Series A Preferred Stock was classified within the temporary equity section of the accompanying balance sheets.

The Series A Preferred Stock has forced conversion rights where the Company may force the conversion of the Series A Preferred Stock if certain conditions are met. Additionally, the Company may elect to redeem some or all of the outstanding Series A Preferred Stock for the stated value (currently $100/share) provided that proper notice is provided to the holders and that a number of conditions have been met.

The Company believes the carrying amount reported in the balance sheets for the Series A Preferred Stock of $400,000 approximates the fair market value of such preferred stock based on the short-term maturity of these instruments which also equals the redemption value reflected as on the balance sheets as of December 31, 2019.

On March 31, 2017, the Board approved the amendment and restatement of the Certificate of Designation of the Series A Convertible Preferred Stock in order to expressly ensure that holders of the Company’s Series A Preferred Stock have the right to elect at least two directors at all times, have priority over any other class as to distribution of assets and payments of dividends, and have equal voting rights with every other outstanding voting stock. On May 11, 2017, the Company filed the amendment and restatement with the State of Delaware.

Conversion of Series A Preferred Stock into common shares

On August 3, 2020, at the request of the investor, the Company converted 4,000 Series A Preferred Stock into 2,000,000 shares of common stock. After such conversion, the Company reclassified the $400,000 redemption value of the Series A Preferred Stock to additional paid in capital. Accordingly, there are no shares of Series A Preferred Stock issued and outstanding as of December 31, 2020.

Series B convertible preferred stock

In November 2019, the Company filed a Certificate of Designation of the Rights, Preferences, Privileges and Restrictions (“Certificate of Designation”) to designate a series of preferred stock, the Series B Convertible Preferred Stock, with the Secretary of State of the State of Delaware.

The Certificate of Designation established 2,000 shares of the Series B Preferred Stock, par value $0.0001, having such designations, preferences, and rights as determined by the Company’s board of directors in its sole discretion, in accordance with the Company’s Certificate of Incorporation and Amended and Restated Bylaws. The Certificate of Designations provides that the Series B Convertible Preferred Stock shall have no right to vote on any matters on which the common shareholders are permitted to vote. However, as long as any shares of Series B Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend this Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the Series B Preferred Stock, (c) amend its Certificate of Incorporation or other charter documents in any manner that adversely affects any rights of the holders, (d) increase the number of authorized shares of Series B Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing. The Series B Convertible Preferred Stock ranks senior with respect to dividends and right of liquidation to the Company’s common stock and junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company and existing and outstanding preferred stock of the Company. Each share of Series B Preferred Stock shall have a stated value of $1,000 (the “Stated Value”).

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

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

If, at any time while the Series B Preferred Stock is outstanding, the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then Conversion Price (such lower price, the “Base Conversion Price” and such issuances, collectively, a “Dilutive Issuance”), then simultaneously with the consummation (or, if earlier, the announcement) of each Dilutive Issuance the Conversion Price shall be reduced to equal the Base Conversion Price. In addition, if at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of common stock (the “Purchase Rights”), then the Holder will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the Holder could have acquired if the Holder had held the number of shares of common stock acquirable upon complete conversion of such Holder’s Series B Preferred Stock.

On November 29, 2019, the Company entered into Series B Preferred Stock Purchase Agreements with accredited investors whereby the investors agreed to purchase an aggregate of 115 unregistered shares of the Company’s Series B Preferred stock for $115,000, or $1,000 per share. In November 2019, the Company received the cash proceeds of $110,000, net of fees of $5,000 which was charged to additional paid in capital. In connection with the sale of Series B Preferred Stock, the Company issued 575,000 warrants to purchase 575,000 common shares at an exercise price of $0.20 per share, subject to adjustment on terms similar to the Series B preferred shares.

In connection with the issuance of these Series B Preferred Stock warrants, the Company determined that the terms of the Series B Preferred Stock and related warrants contain terms that were fixed monetary amounts at inception and accordingly, were not considered derivatives.

On April 15, 2020, the Company entered into Exchange Agreements with the holders of its Series B Preferred Stock, which shares of Series B Preferred Stock were originally issued in November 2019. Pursuant to the Exchange Agreements, the holders agreed to exchange their 115 shares of Series B Preferred Stock with a stated value of $115,000 and 575,000 warrants issued in connection with the Series B Preferred Stock for an aggregate of 1,437,500 shares of the Company’s common stock at a price of $0.08 per share. After the exchanges, there are no shares of the Company’s Series B Preferred Stock outstanding. The Company issued 1,437,500 shares of common stock which was more than the shares that would have been issued at the original conversion price of $0.20 per share or 575,000 shares of common stock, an excess of 862,500 shares of common stock. The excess shares were valued at a price of $0.08 per share. Consequently, in connection with this share exchange, the Company recorded a deemed dividend on this extinguishment of $69,000 during the year ended December 31, 2020.

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

On April 28, 2020, the Company entered into securities purchase agreements (collectively, the “April Purchase Agreements”) with certain institutions and accredited investors for the sale of an aggregate 29,993,750 shares of the Company’s common stock at a price of $0.08 per share for gross proceeds of $2,399,500, before deducting placement agent fees of $242,950 and other offering expenses of $118,460 (the “Private Placement”) for total net proceeds of $2,038,090. The April Purchase Agreements contains customary representations, warranties and covenants of the parties, and the closing was subject to customary closing conditions.

The April Purchase Agreements also provides that until the six month anniversary of the date of the April Purchase Agreements, in the event of a subsequent financing (except for certain exempt issuances as provided in the April Purchase Agreements) by the Company, each investor that invested over $100,000 pursuant to the April Purchase Agreements will have the right to participate in such subsequent financing up to an amount equal to 50% of the subsequent financing on the same terms, conditions and price provided for in the subsequent financing.

In connection with the Private Placement, the Company entered into separate Registration Rights Agreements with the investors, pursuant to which the Company agreed to undertake to file a registration statement to register the resale of the shares underlying the Registrable Securities (as defined therein) within 30 calendar days following the closing date, and to maintain the effectiveness of the registration statement until all of such shares of common stock have been sold or are otherwise able to be sold pursuant to Rule 144. If the Company fails to file the registration statement or have it declared effective by the dates set forth above, amongst other things, the Company is obligated to pay the investors liquidated damages in the amount of 1% of their subscription amount, per month, until such events are satisfied, subject to a cap of 6%.

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

In conjunction with the Private Placement, all officers and directors of the Company have entered into lock-up agreements pursuant to which they have agreed not to sell their shares of common stock or common stock equivalents in the Company until the twelve-month anniversary of the closing date.

Common stock issued for due diligence fee

In connection with convertible notes (see Note 6), during 2019, the Company issued 86,667 shares of its common stock to the investors as payment for due diligence fees. These shares were valued at $42,000 using the closing price of the Company’s common stock on the day prior to the closing which ranged from $0.35 to $0.60 per share, and the amount was recorded as a debt discount and an increase in equity.

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

During the year ended December 31, 2020, the Company recognized stock-based consulting of $578,924 with a remaining prepaid expense included in prepaid expenses and other current assets of $107,970 at December 31, 2020 to be amortized over the remaining service period.

Common stock issued for employment agreement

On April 17, 2020, the Company entered into an Employment Agreement with the Company’s Chief Executive Officer (“CEO”) pursuant to which CEO will continue to serve as Chief Executive Officer and Chief Financial Officer of the Company. In connection with this employment agreement, the CEO was granted 7,630,949 shares of the Company’s common stock. These shares were valued at $610,476, or $0.08 per common share, based on contemporaneous common share sales. During the year ended December 31, 2020, the Company recognized stock-based compensation of $610,476.

Common stock issued for conversion of Series A and B Preferred Stock

On August 3, 2020, at the request of the investor, the Company converted 4,000 Series A Preferred Stock into 2,000,000 shares of common stock. After such conversion, the Company reclassed the $400,000 redemption value of the Series A Preferred Stock to additional paid in capital.

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

On April 15, 2020, the Company entered into Exchange Agreements with the holders of its Series B Preferred Stock whereby the holders agreed to exchange their 115 shares of Series B Preferred Stock with a stated value of $115,000 and 575,000 warrants issued in connection with the Series B Preferred Stock for an aggregate of 1,437,500 shares of the Company’s common stock at a price of $0.08 per share. In connection with this share exchange, the Company recorded a deemed dividend on this extinguishment of $69,000 during the year ended December 31, 2020.

Common stock issued for exchange of notes

On April 15, 2020, the Company entered into Exchange Agreements with the holders of certain convertible promissory notes (see Note 6). Pursuant to these Exchange Agreements, the holders agreed to exchange their convertible promissory notes of $330,000 and 1,650,000 warrants issued in connection with this debt for an aggregate of 4,125,000 shares of the Company’s common stock at a price of $0.08 per share. Consequently, the Company recorded a loss on debt extinguishment of $198,000 during the year ended December 31, 2020.

Stock options

Pursuant to a six-month employment agreement with the Company’s Chief Executive Officer (the “Executive”) dated April 15, 2019 (the “Effective Date”), the Company agreed to grant to Executive a five-year option to purchase up to 200,000 shares of the Company’s common stock at an exercise price equal to par value of the Company’s common stock, or $0.0001 per share, of which 100,000 vested on April 15, 2019 and 100,000 vested on July 15, 2019. On October 15, 2019, the Company granted to this same Executive another five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price equal to par value of the Company’s common stock, or $0.0001 per share. Should the Company terminate this employment agreement, the right to purchase shares shall cease as of the date of termination.

Pursuant to a six-month employment agreement dated April 15, 2019 (the “Effective Date”), the Company agreed that an executive officer of the Company will be granted a five-year option to purchase up to 100,000 shares of the Company’s common stock at an exercise price equal to par value of the Company’s common stock, or $0.0001 per share, of which 50,000 vested on April 15, 2019 and 50,000 vested on July 15, 2019. Should the Company terminate this agreement, the right to purchase shares shall cease as of the date of termination. This employment was terminated in October 2019 and accordingly, the 100,000 stock options were forfeited.

The options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.37%, expected dividend yield of 0%, expected option term of 5 years using the simplified method and expected volatility ranging from 74% to 158.6% based on comparable and calculated volatility. The aggregate grant date fair value of these awards amounted to $142,960 as of December 31, 2019.

For the year ended December 31, 2019, the Company recorded $142,960 of compensation expense related these stock options. Total unrecognized compensation expense related to stock options at December 31, 2019 amounted to $0.

Stock option activities for the year ended December 31, 2020 and 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2018	-	-
Granted	400,000	0.0001
Granted Forfeited	(100,000)	(0.0001)
Balance Outstanding, December 31, 2019	300,000	0.0001	4.5	104,970
Granted	-	-
Forfeited	-	-
Balance Outstanding, December 31, 2020	300,000	$0.0001	3.5	$127,290
Exercisable, December 31, 2020	300,000	$0.0001	3.5	$127,290

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Warrants

In October 2019, in connection with the convertible notes Securities Purchase Agreements with accredited investors (see Note 6), the Company issued five-year warrants to purchase up to 1,650,000 shares of the Company’s common stock at an exercise price of $0.20 per share.

In connection with the sale of Series B Preferred Stock as discussed above, the Company issued 575,000 warrants to purchase 575,000 common shares at an exercise price of $0.20 per share, subject to adjustment on terms similar to the Series B preferred shares.

On April 15, 2020, the Company entered into Exchange Agreements with the holders of convertible promissory notes (see Note 5). Pursuant to these Exchange Agreements, the noteholders agreed to exchange their convertible promissory notes of $330,000 and 1,650,000 warrants issued in connection with this debt for an aggregate of 4,125,000 shares of the Company’s common stock at a price of $0.08 per share. After the exchanges, there are no convertible notes outstanding. The Company issued 4,125,000 shares of common stock which was more than the shares that would have been issued at the original conversion price of $0.20 per share or 1,650,000 shares of common stock, an excess of 2,475,000 shares of common stock. The excess shares were valued at a price of $0.08 per share. Consequently, the Company recorded a loss on debt extinguishment of $198,000 during the year ended December 31, 2020.

Warrant activities for the year ended December 31, 2020 and 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2018	-	-
Granted	2,225,000	0.20
Forfeited	-	-
Balance Outstanding, December 31, 2019	2,225,000	0.20	4.8	333,750
Granted	-	-		-
Forfeited	(2,225,000)	0.20
Balance Outstanding, December 31, 2020	-	$-	-	$-
Exercisable, December 31, 2020	-	$-	-	$-

NOTE 9 - INCOME TAXES

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2020 and 2019, the Company had not recorded a liability for any unrecognized tax positions.

Taxable income (loss) generally differs from the change in net income (loss) for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as unrealized gains or losses are not included in taxable income (loss) until they are realized.

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Effective in 2017, the Company accounts for income taxes pursuant to ASC 740 “Accounting for Income Taxes” that requires the recognition of deferred tax assets and liabilities for the differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the net operating loss carry forwards for income tax purposes as compared to financial statement purposes, are dependent upon future taxable income and timing of reversals of future taxable differences along with any other positive and negative evidence during the periods in which those temporary differences become deductible or are utilized. The deferred tax assets at December 31, 2020 and 2019 consist of net operating and capital loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income and capital gains.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2020 and 2019 was as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Income tax benefit at U.S. statutory rate	$(637,879)	$(212,792)
Income tax benefit – state	(197,439)	(65,864)
Permanent differences	457,798	103,132
True up	-	59,266
Change in valuation allowance	377,520	116,258
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019
Deferred Tax Asset:
Net operating loss carryforward	$868,338	$490,819
Net capital loss carryforward	123,932	123,932
Total deferred tax asset before valuation allowance	992,271	614,751
Valuation allowance	(992,271)	(614,751)
Net deferred tax asset	$-	$-

At December 31, 2020, the Company had a net capital loss carryforward of approximately $450,663, which can be used to offset future capital gains for a period of four years.

Due to the loss of its RIC status in 2017, any net tax operating losses generated as a RIC cannot be used to offset any future taxable income. As of December 31, 2020, the Company had an aggregate estimated net operating loss carryforwards of approximately $3,157,594 for income taxes. These net operating loss carries forwards may be available to reduce future years’ taxable income. The 2017 carryforward will expire, if not utilized, through 2037. The 2020, 2019, and 2018 carryforwards shall be carried over indefinitely, subject to annual usage limits.

Management believes that it appears more likely than not that the Company will not realize these tax benefits due to the Company’s continuing losses for income taxes purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit related to the U.S. net operating loss and capital loss carry forwards to reduce the asset to zero. Management will review this valuation allowance periodically and will make adjustments as necessary.

NOTE 10 – CONCENTRATIONS

Customer concentration

For the year ended December 31, 2020, no customer accounted for over 10% of total sales. For the year ended December 31, 2019, one customer accounted for approximately 98.6% of total sales and consisted of the sales of its inventory of shoes. The Company does not expect any sales from this customer in the future and is no longer selling shoes. A reduction in sales from this customer will have a material adverse effect on the Company’s results of operations and financial condition.

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On April 17, 2020, the Company entered into an Employment Agreement with the Company’s CEO pursuant to which CEO will continue to serve as Chief Executive Officer and Chief Financial Officer of the Company. The term of the agreement will continue for a period of one year from the date of execution and automatically renews for successive one-year periods at the end of each term until either party delivers written notice of their intent not to review at least six months prior to the expiration of the then effective term. Pursuant to the terms of the agreement, CEO’s base salary was increased to $120,000, and the CEO shall continue be entitled to earn a bonus, subject to the sole discretion of the Company’s Board. On January 18, 2021, the Company entered into an amendment (the “Amendment”) to the CEO’s employment agreement dated April 17, 2020, effective as of January 1, 2021, pursuant to which the CEO’s base salary was increased from $120,000 per year to $180,000 per year. In addition, CEO was granted 7,630,949 vested shares of the Company’s common stock in April 2020 (see Note 8).

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

Commercial Evaluation License and Option Agreement with the University of Baltimore, Maryland

Recently, management has been exploring opportunities to expand its business by seeking to acquire and/or develop intellectual property or technology rights from leading universities and researchers. Effective as of July 15, 2020, through the Company’s subsidiary, Silo Pharma Inc. (see Note 1), the Company entered into a commercial evaluation license and option agreement with UMB pursuant to which UMB has granted the Company an exclusive, non-sublicensable, non-transferable license to with respect to the exploration of the potential use of central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology. In addition, UMB granted the Company an exclusive, option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license to with respect to the subject technology. This agreement shall be effective on the effective date and shall expire six months from July 15, 2020 unless sooner terminated. Both parties may terminate this agreement within thirty days by giving a written notice. Pursuant to the agreement, the Company paid the license fee of $10,000 to UMB in July 2020 pursuant to this agreement which was recorded in professional fees during the year ended December 31, 2020 since the Company could not conclude that such costs would be recoverable for this early-stage venture. The option was extended and exercised on January 13, 2021. On February 12, 2021, the Company entered into a Master License Agreement with UMB (see Note 12).

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Sponsored Study Agreement

On November 1, 2020, the Company a entered into an investigator-sponsored study agreement (the “Study Agreement”) with Maastricht University of the Netherlands. The research project is a clinical study to examine the effects of repeated low doses of psilocybin and LSD on cognitive and emotional dysfunctions in Parkinson’s disease and to understand its mechanism of action. The Study Agreement shall terminate on October 31, 2024, unless earlier terminated pursuant to the terms thereof. The Company shall pay a total fee of 433,885 Euros ($507,602 USD) exclusive of value added tax with payment schedule as follows:

Payment
1	86,777 Euros ($101,520 USD)	Upon signing the Study Agreement and was paid in December 2020
2	86,777 Euros ($101,520 USD)	Obtained approval from ethical committee
3	86,777 Euros ($101,520 USD)	Data collection has commenced
4	130,166 Euros ($152,281 USD)	First half of the participants are tested
5	43,885 Euros ($50,760 USD)	Completion of data collection and delivery of final report

In December 2020, the Company paid the first payment which was recorded to prepaid expense and other current assets to be amortized over the four-year term. The Company recognized amortization expense of $26,250 during the year ended December 31, 2020.

NOTE 12 – SUBSEQUENT EVENTS

Employment Agreement

On January 18, 2021, the Company entered into an amendment to the CEO’s employment agreement dated April 17, 2020, effective as of January 1, 2021, pursuant to which the CEO’s base salary was increased from $120,000 per year to $180,000 per year (see Note 11).

2020 Omnibus Equity Incentive Plan

On January 18, 2021, the board of directors of the Company approved the Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan (the “Plan”) to incentivize employees, officers, directors and consultants of the Company and its affiliates. The number of shares of common stock that are reserved and available for issuance under the Plan shall be equal to 8.5 million shares provided that with respect to exempt awards as defined in the Plan, shall not count against such share limit. The Plan provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of cash, stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation units and other stock or cash-based awards. The Plan shall terminate on the tenth anniversary of the date of adoption by the Board of Directors. Subject to certain restrictions, the Board of Directors may amend or terminate the Plan at any time and for any reason. An amendment of the Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, rules or regulations. On March 10, 2021, the stockholders of the Company approved the Plan.

Patent License Agreement

On January 5, 2021, the Company entered into a Patent License Agreement (the “Agreement”) by and among the Company and Silo Pharma, Inc., a Florida corporation (a wholly owned subsidiary of the Company) (collectively, the “Licensor”) and AIkido Pharma Inc. (“AIkido”) pursuant to which the Licensor granted AIkido an exclusive, worldwide (the “Territory”), sublicensable, royalty-bearing license to certain provisional patent applications owned by Licensor directed to the use of psilocybin in cancer treatment, and any patents issuing therefrom, including all continuations, continuations-in-part, divisions, extensions, substitutions, reissues, re-examinations, and any applications and all patents issuing from any applications and patents that claim domestic benefit or foreign priority to the provisional patent applications (the “Licensed Patents”). The license is for “Field of Use” of “treatment of cancer and symptoms caused by cancer, including but not limited to pain, nausea, neuroinflammation, brain and neural dysfunction, depression, seizures, confusion, dizziness, numbness/tingling, dysfunction of the senses and all other symptoms that are caused by cancer of any type.”

In addition, pursuant to the Agreement, if the Licensor exercises the option granted to it pursuant to its Commercial Evaluation License and Option Agreement with UMB, effective as of July 15, 2020, the Licensor shall grant AIkido a non-exclusive sublicense to certain UMB patent rights in the field of neuroinflammatory diseases occurring in patients diagnosed with cancer. Pursuant to the Agreement, AIkido shall pay the Licensor, among other things, (i) a one-time non-refundable cash payment of $500,000 and (ii) royalty payments equal to 2% of Net Sales (as defined in the Agreement) in the Field of Use in the Territory. In addition, AIkido issued the Licensor 500 shares of its newly designated Series M Convertible Preferred Stock.

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Under the Agreement, the Company is required to prepare file, prosecute, and maintain the licensed patents. Unless earlier terminated, the term of the license to the Licensed Patents will continue until the expiration or abandonment of all issued patents and filed patent applications within the Licensed Patents. The Company may terminate the Agreement upon 30 day written notice if AIkido fails to pay any amounts due and payable to the Company or if AIkido or any of its affiliates brings a patent challenge against the Company, assists others in bringing a legal or administrative challenge to the validity, scope, or enforceability of or opposes any of the Licensed Patents (“Patent Challenge”) against the Company (except as required under a court order or subpoena). AIkido may terminate the Agreement at any time without cause, and without incurring any additional penalty, (i) by providing at least 30 days’ prior written notice and paying the Company all amounts due to it through such termination effective date. Either party may terminate the Agreement for material breaches that have failed to be cured within 60 days after receiving written notice. The Company collected the non-refundable cash payment of $500,000 on January 5, 2021 which will be recorded in deferred revenues to be recognized as revenues over the term of the license.

With respect to a vote of AIkido’s stockholders to approve a reverse split of its common stock no later than December 31, 2021 only (“Reverse Stock Split Vote”), each share of the Series M Convertible Preferred Stock shall be entitled to such number of votes equal to 20,000 shares of AIkido’s common stock. In addition, each share of the Series M Convertible Preferred Stock shall be convertible, at any time after the earlier of (i) the date that the Reverse Stock Split Vote is approved by AIkido’s stockholders and (ii) December 31, 2021, at the option of the holder, into such number of shares of AIkido’s common stock determined by dividing the Stated Value by the Conversion Price. “Stated Value” means $1,000. “Conversion Price” means $0.80, subject to adjustment. The Company valued the 500 Series M Convertible Preferred stock which is equivalent into AIkido’s 625,000 shares of common stock at a fair value of $0.85 per common share or $531,250 based quoted trading price of AIkido’s common stock on the date of grant. The Company shall record equity investment of $531,250 and deferred revenue of $531,250 to be recognized as revenues over the term of the license.

The Agreement also grants AIkido a contingent right (“Contingent Right to License the UMB Patent Rights”), to negotiate with the Company, to obtain a nonexclusive sublicense in the field of cancer and treating cancer, including neuroinflammatory diseases occurring in any patient diagnosed with cancer (the “Field”), in the event the Company exercises its option to enter into a license with UMB, pursuant to a Commercial Evaluation License and Option Agreement between the Company and UMB.

The Contingent Right to License the UMB Patent Rights shall be to the full extent permitted by and on terms and conditions required by UMB for a term consistent with the term of patent and technology licenses that UMB normally grants. In the event that the Company exercises its option and executes a license with UMB to the UMB Patent Rights, within 40 days after the execution of such UMB License, for consideration to be agreed upon and paid by AIkido, which consideration shall in no event exceed 110% of any fee payable by the Company to UMB for the right to sublicense the UMB Patent Rights. The Company shall grant AIkido a nonexclusive sublicense in the United States to the UMB Patent Rights in the Field, subject to the terms of any UMB License Licensor obtains, including any royalty obligations on sublicensees required under any such sublicense. The option was exercised on January 13, 2021. Accordingly, on February 12, 2021, the Company entered into a binding letter of intent with AIkido pursuant to which the Company agreed to grant AIkido a worldwide, exclusive sublicense of the Company’s licensed patents under the UMB License Agreement (see below).

Sponsored Study Agreement

On January 5, 2021, the Company entered into an investigator-sponsored study agreement (the “Sponsored Study Agreement”) with the University of Maryland, Baltimore. The research project is a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of multiple sclerosis (“MS”). More specifically, the study is designed to evaluate (1) whether MS-1-displaying liposomes can effectively deliver dexamethasone to the CNS and (2) whether MS-1-displaying liposomes are superior to plain liposomes, also known as free drug, in inhibiting the relapses and progression of experimental autoimmune encephalomyelitis (EAE). Pursuant to the Agreement, the research shall commence on March 1, 2021 and will continue until substantial completion, subject to renewal upon mutual written consent of the parties. The total cost under the Sponsored Study Agreement shall not exceed $81,474 which is payable in two equal installments of $40,737 upon execution of this agreement and $40,737 upon completion of this project with an estimated project timeline of nine months. The Company paid $40,737 on January 13, 2021.

Master License Agreement

On February 12, 2021 (the “Effective Date”), the Company entered into a master license agreement (the “UMB License Agreement”) with UMB pursuant to which UMB granted the Company an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property (i) to make, have made, use, sell, offer to sell, and import certain licensed products and (ii) to use the invention titled, “Central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology” and UMB’s confidential information to develop and perform certain licensed processes for the therapeutic treatment of neuroinflammatory disease.

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Pursuant to the UMB License Agreement, the Company shall pay UMB (i) a license fee (ii) certain event-based milestone payments, (iii) royalty payments depending on net revenues, and (iv) a tiered percentage of sublicense income. The Company shall pay to UMB a license fee of $75,000, payable as follows: (a) $25,000 shall be due within 30 days following the Effective Date; and (b) $50,000 shall be due on or before the first anniversary of the Effective Date. The license fee is non-refundable, and is not creditable against any other fee, royalty, or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The Company paid the $25,000 license fee on February 17, 2021.

Additionally, the Company agreed to pay certain royalty payments as follows:

(i) 3% on sales of Licensed Products during the applicable calendar year for sales less than $50,000,000; and

(ii) 5% on sales of Licensed Products during the applicable calendar year for sales greater than $50,000,000; and

Furthermore, the Company agrees to pay UMB minimum royalty payments, as follows:

Payment	Year
$-	Prior to First Commercial Sale
$-	Year of First Commercial Sale
$25,000	First calendar year following the First Commercial Sale
$25,000	Second calendar year following the First Commercial Sale
$100,000	Third calendar year following the First Commercial Sale

Furthermore, the Company agrees to pay milestone payments, as follows:

Payment	Milestone
$50,000	Filing of an Investigational New Drug (or any foreign equivalent) for a Licensed Product
$100,000	Dosing of first patient in a Phase 1 Clinical Trial of a Licensed Product
$250,000	Dosing of first patient in a Phase 2 Clinical Trial of a Licensed Product
$500,000	Receipt of New Drug Application (“NDA”) (or foreign equivalent) approval for a Licensed Product
$1,000,000	Achievement of First Commercial Sale of Licensed Product

The Company shall pay to UMB a percentage of all sublicense income which is receivable by Company or Company affiliates as follows: (a) 25% of sublicense income which is receivable with respect to any sublicense that is executed before the filing of an NDA (or foreign equivalent) for the first licensed product; and (b) 15% of sublicense income which is receivable with respect to any sublicense that is executed after the filing of an NDA (or foreign equivalent) for the first licensed product.

The UMB License Agreement will remain in effect until the later of: (a) the last patent covered under the UMB License Agreement expires, (b) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity, if applicable, or (c) 10 years after the first commercial sale of a licensed product in that country, unless earlier terminated in accordance with the provisions of the UMB License Agreement. The term of the UMB License Agreement shall expire 15 years after the effective date in which (a) there were never any Patent Rights, (b) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity or (c) there was never a First commercial sale of a licensed product.

Binding Letter of Intent to Grant Sublicense

On February 12, 2021, the Company entered into a binding letter of intent (the “Letter of Intent”) with AIkido Pharma, Inc. pursuant to which the Company agreed to grant AIkido a worldwide, exclusive sublicense of the Company’s licensed patents under the UMB License Agreement for use in the therapeutic treatment of neuroinflammatory disease in cancer patients (the “AIkido Sublicense”). Pursuant to the Letter of Intent, AIkido shall pay the Company (i) a one-time license fee of $50,000 and (ii) the same royalty payments that the Company is subject to under the UMB License Agreement. The parties have agreed to use their best efforts to complete the Sublicense arrangement as soon as reasonably possible. The terms and conditions of the Sublicense are subject to compliance with the terms and conditions of the UMB License Agreement, including, but not limited to, the provisions regarding the granting of sublicenses set forth in the UMB License Agreement.

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Certificate of Designation of Series C Convertible Preferred Stock

On January 9, 2021, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Certificate of Designations”) with the Delaware Secretary of State, designating 4,280 shares of preferred stock as Series C Convertible Preferred Stock.

Designation. The Company has designated 4,280 shares of preferred stock as Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock has a par value of $0.0001 per share and a stated value of $1,000 (the “Series C Stated Value”).

Dividends. Holders of Series C Convertible Preferred Stock shall be entitled to receive dividends (on an as-if-converted-to-common-stock basis) in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of Preferred Stock.

Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series C Convertible Preferred Stock shall be entitled to receive the same amount that a holder of common stock would receive if the Series C Convertible Preferred Stock were fully converted (disregarding any conversion limitations) which amounts shall be paid pari passu with all holders of common stock.

Voting Rights. Except as otherwise provided in the Certificate of Designations or as otherwise required by law, the Series C Convertible Preferred Stock shall have no voting rights. However, as long as any shares of Series C Convertible Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series C Convertible Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series C Convertible Preferred Stock or alter or amend the Certificate of Designations, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Series C Convertible Preferred Stock, (c) increase the number of authorized shares of Series C Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

Conversion. Each share of Series C Convertible Preferred Stock is convertible, at any time and from time to time after the issuance date, at the option of the holder, into such number of shares of common stock determined by dividing the Series C Stated Value by the Series C Conversion Price. “Series C Conversion Price” means $0.30, subject to adjustment in the event of stock split, stock dividends, subsequent right offerings and similar recapitalization transactions.

Exercisability. A holder of Series C Convertible Preferred Stock may not convert any portion of the Series C Convertible Preferred Stock to the extent that the holder, together with its affiliates and any other person or entity acting as a group, would own more than 4.99% (or, upon election by a holder prior to issuance, 9.99%) of the outstanding shares of common stock after conversion, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.

Series C Convertible Preferred Stock Financing

On February 9, 2021 (the “Effectiveness Date”), the Company entered into securities purchase agreements (collectively, the “Series C Purchase Agreements”) with certain institutional and accredited investors for the sale of an aggregate of 4,276 shares of the Company’s Series C Convertible Preferred Stock and warrants (the “February Warrants”) to purchase up to 14,253,323 shares (the “February Warrant Shares”) of the Company’s common stock for gross proceeds of approximately $4,276,000, before deducting total placement agent and other offering expenses of $456,130 which are offset against the proceeds in additional paid in capital. The offering closed on February 12, 2021. Accordingly, the Company shall recognize total deemed dividend of $1,403,997 for the beneficial conversion feature in connection with the issuance of these Series C Convertible Preferred Stock.

The February Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.30 per share. If, after a period of 180 days after the date of issuance of the February Warrants, a registration statement covering the resale of the February Warrant Shares is not effective, the holders may exercise the February Warrants by means of a cashless exercise.

The Series C Convertible Preferred Stock and the February Warrants each contain a beneficial ownership limitation that restricts each of the investor’s ability to exercise the February Warrants and convert the Series C Convertible Preferred Stock such that the number of shares of the Company common stock held by each of them and their affiliates after such conversion or exercise does not exceed 4.99% (or, at the election of the Investor, 9.99%) of the Company’s then issued and outstanding shares of common stock.

SILO Pharma, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

The Series C Purchase Agreement also provides that until the 18 month anniversary of the Effectiveness Date, in the event of a subsequent financing (except for certain exempt issuances as provided in the Series C Purchase Agreement) by the Company, each investor will have the right to participate in such subsequent financing up to an amount equal to the investor’s proportionate share of the subsequent financing based on such investor’s participation in this offering on the same terms, conditions and price provided for in the subsequent financing up to an amount equal to 50% of the subsequent financing. In addition, pursuant to the Series C Purchase Agreement, the Company has agreed that neither it nor its subsidiaries will enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents to file any registration statement other than as contemplated pursuant to the Registration Rights Agreement (as defined herein) for a period of 90 days from the Effectiveness Date. Furthermore, subject to certain exceptions, the Company is prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents involving a Variable Rate Transaction (as defined in the Series C Purchase Agreement).

In connection with the offering, the Company entered into separate Registration Rights Agreements with the investors pursuant to which the Company agreed to undertake to file a registration statement (the “Registration Statement”) to register the resale of the Registrable Securities (as defined therein) within ten calendar days following the Effectiveness Date. The Company shall use its best efforts to cause the Registration Statement covering the Registrable Securities to be declared effective no later than the 60th calendar day following the Effectiveness Date, or in the event of a full review by the Securities and Exchange Commission, the 90th calendar day following the Effectiveness Date, and to maintain the effectiveness of the Registration Statement until all of the Registrable Securities have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended. If the Company fails to file the Registration Statement or have it declared effective by the dates set forth above, amongst other things, the Company will be obligated to pay the investors damages in the amount of 1% of their subscription amount, per month, until such events are satisfied.

In addition, pursuant to the terms of the offering, the Company agreed to issue Bradley Woods & Co, Ltd. and Katalyst Securities LLC warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 2,850,664 shares of common stock, or 10% of the shares of common stock issuable upon conversion of the Series C Preferred Stock and February Warrant Shares sold in the offering. The Placement Agent Warrants are exercisable for a period of five years from the closing date of the offering at an exercise price of $0.35 per share, subject to adjustment.

The net proceeds of the offering are expected to be used for working capital purposes and to further execute on the Company’s existing business.

Note Receivable

On March 10, 2021, the Company collected $23,500 in connection with a note receivable (see Note 4).

Increase in Authorized Shares

On March 10, 2021, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware to increase the authorized number of shares of common stock of the Company from 100,000,000 shares to 500,000,000 shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We are required to maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2020, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting as discussed below.

Management’s report on internal control over financial reporting.

 Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2020, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

●	We lack segregation of duties within accounting functions duties and lack monitoring control as a result of our limited financial resources to support hiring of personnel and;

●	We have not implemented adequate system and manual controls.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

Name and Business Address	Age	Position
Eric Weisblum	51	Chairman, Chief Executive Officer, Chief Financial Officer and President
Wayne D. Linsley (1)	64	Director
Dr. Kevin Muñoz	43	Director

The business background and certain other information about our directors and executive officers is set forth below:

Eric Weisblum

Eric Weisblum has been our Chief Executive Officer and Chairman of the Board since November 2015, and our President and a member of the Board since January 2013. Mr. Weisblum co-founded Whalehaven Capital in 2003. Mr. Weisblum is currently a Partner of Whalehaven Capital’s General Partner and Managing Member of JAWS Capital Partners, LLC. From 2002 to 2003, Mr. Weisblum was a registered representative with Domestic Securities, a New Jersey-based broker dealer. While with Domestic Securities, Mr. Weisblum held the Series 7 - General Securities Representative, the Series 63 – Uniform Securities Agent State Law Examination, and the Series 55 – Registered Equity Trader securities registrations. From 1993 to 2002, Mr. Weisblum originated, structured, traded, and placed structured financing transactions at M.H. Meyerson & Co. Inc., a publicly traded registered investment bank. Mr. Weisblum holds a Bachelor of Arts degree from the University of Hartford’s Barney Business School. Mr. Weisblum’s significant experience with private investment funds was instrumental in his selection as a member of the Board.

Wayne D. Linsley

Wayne D. Linsley has served as a director of the Company since January 2020. Since September 2014, Mr. Linsley has served as the Vice President of Operations of CFO Oncall, Inc., and from 2011 to 2014 he served as the Director of Operations of CFO Oncall, Inc., a company that provides financial management and CFO services. Prior to CFO Oncall, Inc., Mr. Linsley served as the Managing Member of Flagship Advisory & Management Group, LLC, a management consulting firm, from 2010 to 2011. In addition, since 2019, Mr. Linsley has served as the Chief Executive Officer and sole owner of Executive Outsource Group, Inc., a company that provides financial reporting services. Mr. Linsley has served in various other capacities including Alternate Channels Manager of Mettel; Director of Channel Sales of Impsat, USA; National Accounts Manager of Venali, Inc; and Director of Sales of Broadview Networks. Since April 2020, Mr. Linsley has served as a member of the board of directors of Hoth Therapeutics, Inc. (Nasdaq: HOTH). Mr. Linsley received his Bachelor of Business Administration degree in accounting/business administration from Siena College. We believe Mr. Linsley is qualified to serve as a member of the Board because he has over forty years of business management experience including accounting, audit support and financial reporting.

Dr. Kevin Muñoz.

Dr. Kevin Muñoz has served as our director since October 1, 2020. Dr. Muñoz is currently the Director of Operations at Physical Medicine and Rehabilitation, an outpatient facility for the treatment of musculoskeletal issues, and has served in various capacities with Physical Medicine and Rehabilitation since 2008. Dr. Muñoz holds an MD from Xavier University School of Medicine and a BS from the University of Michigan. Mr. Muñoz is qualified to serve as a member of the Board because of his medical qualifications and his general business knowledge.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Arrangements between Officers and Directors

Except as set forth herein, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which the officer or director was selected to serve as an officer or director.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Scientific Advisory Board

We have formed a scientific advisory board that is intended to help advise management regarding potential acquisition and development of products. The members of such board are as follows: Matthew W. Johnson, Ph.D.; Dr. Josh Woolley MD/Ph.D.; Dr. Peter Hendricks; and Dr. Charles Nemeroff.

Matthew W. Johnson, Ph.D., Professor at Johns Hopkins, is an expert on psychedelics, other drugs, and addiction. Working with psychedelics since 2004, he has published over 50 scientific papers on psychedelics. Mr. Johnson published psychedelic safety guidelines in 2008, helping to resurrect psychedelic research. He published the first research on psychedelic treatment of tobacco addiction in 2014, and the largest study of psilocybin in cancer distress in 2016. His 2018 psilocybin review recommended Schedule IV upon medical approval. He has guided over 100 psychedelic sessions. Mr. Johnson also conducts behavioral economic research on both addiction and sexual risk. He conducts research with most psychoactive drug classes, was 2018 President of the Psychopharmacology Division of the American Psychological Association, and is the 2020-2021 President of the International Society for Research on Psychedelics.

Dr. Josh Woolley MD/Ph.D. is an Associate Professor in the Department of Psychiatry and Behavioral Sciences at the University of California, San Francisco (“UCSF”). He is also a licensed psychiatrist on staff at the San Francisco Veterans Affairs Medical Center. He received both his MD and his Ph.D. in Neuroscience from UCSF and completed his psychiatry residency training at UCSF. Dr. Woolley is the director and founder of the Bonding and Attunement in Neuropsychiatric Disorders (“BAND”) Laboratory. The mission of the BAND Lab is to understand why people with mental illnesses, including schizophrenia, posttraumatic stress disorder, mood disorders, and substance use disorders, have trouble with social connection, and to develop and test novel treatments for these deficits. His laboratory is actively investigating psilocybin therapy for multiple disorders including major depressive disorder, bipolar depression, chronic pain, and mood symptoms associated with Parkinson's Disease.

Dr. Peter Hendricks, Professor in the Department of Health Behavior, University of Alabama at Birmingham is currently researching the use of psilocybin to see if it will help individuals addicted to cocaine stop using the harmful drug. He theorizes that psilocybin, which is the active compound found in Psilocybin mushrooms, also known as "magic mushrooms", can be understood as working from multiple angles, including neurobiological and psychological, with an emphasis on subjective transcendent experiences of awe. Dr. Hendricks is able to speak about his research as well as novel and more effective treatments for substance abuse dependence, with specific areas of focus on tobacco, cocaine and polysubstance abuse in vulnerable populations.

Dr. Charles Nemeroff is chair and professor with the Department of Psychiatry and Behavioral Sciences. He also directs the Institute for Early Life Adversity Research within the Department of Psychiatry and Behavioral Sciences as part of the Mulva Clinic for the Neurosciences. Prior to joining Dell Med, Dr. Nemeroff was chair of the Department of Psychiatry and Behavioral Sciences and clinical director of the Center on Aging at the University of Miami Miller School of Medicine in Miami, Florida. He received his medical degree and doctorate degrees in neurobiology from the University of North Carolina (“UNC”) School of Medicine. After psychiatry residency training at UNC and Duke University, he held faculty positions at Duke University Medical Center and at Emory University School of Medicine before relocating to the University of Miami in 2009. He has served as president of the American College of Psychiatrists and the American College of Neuropsychopharmacology, and sits on the Scientific Advisory Board of the Brain and Behavior Research Foundation. He is President-elect of the Anxiety and Depression Association of America and a member of the National Academy of Medicine.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.

To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2020, we believe that, except as set forth below, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2020.

●	Eric Weisblum failed to report one transaction on time on a Form 4;

●	Wayne D. Linsley failed to timely file his Form 3 as a newly appointed director of the Company; and

●	Kevin Muñoz failed to timely file his Form 3 as a newly appointed director of the Company.

Code of Ethics

We have adopted a Code of Business Ethics that applies to all of our directors, officers and employees. A copy of the Code of Business Ethics is incorporated by reference as an exhibit. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be posted on our website at www.silopharma.com or will be included in a Current Report on Form 8-K, which we will file within four business days following the date of the amendment or waiver.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Our principal executive officer during our fiscal year ended December 31, 2020 (whom we also refer to as our “named executive officer”) was Eric Weisblum.

Summary Compensation Table

Name and Principal Position	Fiscal Years Ended 12/31	Salary Paid ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Eric Weisblum,	2020	$115,000	-	$610,476	(3)	-		-	-	-	$725,476
Chief Executive Officer and Chief Financial Officer (1)	2019	90,989	-	-		107,970	(2)	-	-	-	$198,959

(1)	Represents fees paid to Eric Weisblum as an independent contractor.

(2)	On April 15, 2019, pursuant to an employment agreement, we granted Mr. Weisblum an option pursuant to purchase 200,000 of the Company’s common stock at an exercise price of $0.0001 per share. The options expire through July 15, 2024. This option fully vested on July 15, 2019. Additionally, on October 15, 2019, we granted to Mr. Weisblum an option to purchase 100,000 shares of the Company’s common stock at an exercise price equal to par value of the Company’s common stock of $0.0001 per share. Should the Company terminate this employment agreement, the right to purchase shares shall cease as of the date of termination. The options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions; risk-free interest rates ranging from 1.59% to 2.37%, expected dividend yield of 0%, expected option term of 5 years using the simplified method and expected volatility ranging from 74% to 158.6% based on comparable and calculated volatility. On the grant dates, the fair value of the options aggregated $107,970.

(3)	On April 17, 2020, the Company entered into an Employment Agreement with Mr. Weisblum, the Company’s Chief Executive Officer, pursuant to which Mr. Weisblum will continue to serve as Chief Executive Officer and Chief Financial Officer of the Company. Mr. Weisblum’s base salary was $120,000, and he shall be eligible to earn a bonus in an amount of up to $120,000, subject to the sole discretion of the Company’s board of directors. In addition, Mr. Weisblum was granted 7,630,949 shares of the Company’s common stock. These shares were valued at $610,476, or $0.08 per common share, based on contemporaneous common share sales. Such employment agreement was amended in January 2021.

Option/SAR Grants in Fiscal Year Ended December 31, 2020

Pursuant to a six-month employment agreement with the Company’s Chief Executive Officer dated April 15, 2019, the Company agreed to grant the Chief Executive Officer an option to purchase up to 200,000 shares of the Company’s common stock at an exercise price equal to par value of the Company’s common stock of $0.0001 per share, of which 100,000 vested on April 15, 2019 and 100,000 vested on July 15, 2019. On October 15, 2019, the Company granted the Chief Executive Officer an option to purchase 100,000 shares of the Company’s common stock at an exercise price equal to par value of the Company’s common stock of $0.0001 per share. Should the Company terminate this employment agreement, the right to purchase shares shall cease as of the date of termination.

Pursuant to a six-month employment agreement dated April 15, 2019, the Company agreed that an executive officer of the Company will be granted an option to purchase up to 100,000 shares of the Company’s common stock at an exercise price equal to par value of the Company’s common stock of $0.0001 per share, of which 50,000 vested on April 15, 2019 and 50,000 vested on July 15, 2019. Should the Company terminate this agreement, the right to purchase shares shall cease as of the date of termination.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding option and restricted stock unit awards held by each of our named executive officers that were outstanding as of December 31, 2020. There were no stock awards or other equity awards outstanding as of December 31, 2020.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Eric Weisblum	300,000	-	-	$0.0001		(1)	-	-	-	-
Chief Executive Officer and Chief Financial Officer

(1)	The options expire between April 2024 and October 2024.

Employment Agreements

On April 17, 2020 (the “Weisblum Effective Date”), the Company entered into an employment agreement with Eric Weisblum, as amended on January 18, 2021 (as amended, “Employment Agreement”), pursuant to which Mr. Weisblum serves as Chief Executive Officer and Chief Financial Officer of the Company. The term of the Employment Agreement will continue for a period of one year from the Weisblum Effective Date and automatically renews for successive one-year periods at the end of each term until either party delivers written notice of their intent not to review at least six months prior to the expiration of the then effective term. Pursuant to the terms of the Employment Agreement, Mr. Weisblum shall receive a base salary of $180,000 and shall be eligible to earn a bonus in an amount of up to $120,000, subject to the sole discretion of the Company’s board of directors. In addition, Mr. Weisblum was granted 7,630,949 shares of the Company’s common stock in April 2020.

The Employment Agreement may be terminated by either the Company or Mr. Weisblum at any time and for any reason upon sixty days’ prior written notice. Upon termination of the Employment Agreement, Mr. Weisblum shall (i) receive his then base salary up to and including the date of termination, (ii) payment of unreimbursed expenses and (iii) any accrued benefits under the Company’s benefit plan, paid pursuant to the terms of such plan (collectively, the “Accrued Obligations”). In the event Mr. Weisblum’s employment is terminated by Cause (as defined in the Employment Agreement), Disability (as defined in the Employment Agreement) or death, Mr. Weisblum shall receive the Accrued Obligations.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2020. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2020.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Wayne Linsley	$20,000	-	-	-	-	-	$20,000
Kevin Muñoz	$1,500	-	-	-	-	-	$1,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 25, 2021 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group.

The percentage ownership information is based on 85,176,956 shares of common stock outstanding as of March 25, 2021. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules attribute beneficial ownership of securities as of a particular date to persons who hold convertible preferred stock, options or warrants to purchase shares of common stock and that are exercisable within 60 days of such date. These shares are deemed to be outstanding and beneficially owned by the person holding those convertible preferred stock, options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Silo Pharma, Inc., 560 Sylvan Avenue, Suite 3160, Englewood Cliffs, NJ 07632.

Name and Address of Beneficial Owner	Number of shares beneficially owned	Percentage of shares beneficially owned
Directors and Named Executive Officers:
Eric Weisblum (1)	7,989,063	9.35%
Wayne D. Linsley	0	0%
Kevin Muñoz	0	0%
All Named Executive Officers and Directors as a Group (3 persons)	7,989,063	9.35%
5% or greater shareholders:
Scott Wilfong (2) 6427 Lake Washington Blvd. NE Kirkland, WA 98033	5,393,787	6.33%

(1)	Consists of (i) 7,689,063 shares of common stock and (ii) 300,000 shares of common stock issuable upon exercise of options.

(2)	Pursuant to Scott Wilfong’s Schedule 13G filed with the SEC on May 21, 2020, Scott Wilfong is the beneficial owner of 5,393,787 shares of the Company’s common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020, we did not have any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, there were no transactions during our fiscal years ended December 31, 2020 and 2019 to which we were a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this registration statement. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

On September 16, 2019, we issued a promissory note in the principal amount of $25,000 to our Chief Executive Officer. The note accrued interest at a rate of 6% per annum, was unsecured and matured on November 15, 2019. For the years ended December 31, 2020 and 2019, interest expense related to this note amounted to $0 and $189, respectively. In November 2019, we repaid the promissory note in full, or an aggregate of $25,189 (which includes accrued interest).

On March 11, 2020, we issued a promissory note in the principal amount of $15,000 to our Chief Executive Officer. The note accrued interest at a rate of 6% per annum, was unsecured and matured on April 10, 2020. For the years ended December 31, 2020 and 2019, interest expense related to this note amounted to $126 and $0, respectively. In April, we repaid the promissory note in full, or an aggregate of $15,126 (which includes accrued interest).

On April 1, 2020, we issued a promissory note in the principal amount of $20,000 to our Chief Executive Officer. The note accrued interest at a rate of 6% per annum, was unsecured and matured on September 30, 2020. For the years ended December 31, 2020 and 2019, interest expense related to this note amounted to $99 and $0, respectively. On April 30, 2020, we repaid the promissory note in full, or an aggregate of $20,099 (which includes accrued interest).

Director Independence and Committees

We are not required to have any independent members of the board of directors. The board of directors has determined that (i) Eric Weisblum has a relationship with the company which, in the opinion of the board of directors, would not allow him to be considered as an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Wayne D. Linsley and Dr. Kevin Muñoz are independent directors as defined in the Marketplace Rules of The NASDAQ Stock Market.

As the Company was formerly a BDC as defined by the Investment Company Act, the Board of Directors was required to establish an Audit Committee. Although the Company is no longer defined as a BDC, the Company maintained an Audit Committee through December 2020. The Company no longer maintains an Audit Committee.

The Board as a whole carries out the functions of nominating and corporate governance and compensation committees.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our audit committee reviewed and pre-approved audit and permissible non-audit services performed by our independent registered public accounting firm, Salberg & Company, P.A. for the years ended December 31, 2020 and 2019 as well as the fees for such services to ensure that the provision of such services is compatible with maintaining independence.

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

The following table shows the fees for services provided by Salberg & Company, P.A. for the years ended December 31, 2020 and 2019.

	2020	2019

Audit Fees	$48,900	$49,000
Audit Related Fees	$3,000	$–
Tax Fees	$–	$–
All Other Fees	$–	$–
Total	$51,900	$49,000

Audit Fees: Audit fees consist of fees billed for professional services performed by Salberg & Company, P.A. for the audit of our annual consolidated financial statements, and the review of interim consolidated financial statements.

Audit-Related Fees: Audit related fees may consist of fees billed by our independent registered public accounting firm for audit related consulting services related to registration statements. There were no such fees incurred by the Company in the fiscal year ended December 31, 2019.

Tax Fees: Tax fees may consist of fees for professional services, including tax compliance. There were no such fees incurred by the Company in the fiscal years ended December 31, 2020 and 2019.

All Other Fees: There were no such fees incurred by the Company in the fiscal years ended December 31, 2020 and 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements required by this Item are included beginning at page F-1.

(1)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(b)	Exhibits

The following documents are included as exhibits to this report.

EXHIBIT INDEX

(a)	Exhibits.

Description
3.1	Certificate of Incorporation of Point Capital, Inc., filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Commission on December 28, 2012 and incorporated herein by reference.
3.2	Bylaws of Point Capital, Inc., filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Commission on December 28, 2012 and incorporated herein by reference.
3.3	Certificate of Designation of the Series A Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 30, 2013 and incorporated herein by reference.
3.4	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on May 17, 2017 and incorporated herein by reference.
3.5	Amendment to Certificate of Incorporation for name change dated May 20, 2019, filed as an appendix to the Definitive Proxy Statement on Schedule 14A, filed with the Commission on May 1, 2019 and incorporated herein by reference.
3.6	Certificate of Designation of the Series B Convertible Preferred Stock, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
3.7	Certificate of Amendment filed with the Delaware Secretary of State on September 24, 2020, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 6, 2020 and incorporated herein by reference.
3.8	Certificate of Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
3.9	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on March 10, 2021, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 12, 2021 and incorporated by herein by reference.
4.1*	Description of the Registrant’s Securities.
10.1	Stock Purchase Agreement dated April 24, 2013 between Point Capital, Inc. and Alpha Capital Anstalt, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 30, 2013 and incorporated herein by reference.
10.2	Corrected Asset Purchase Agreement with Blind Faith Concepts Holdings, Inc. dated September 28, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 20, 2018 and incorporated herein by reference.
10.3	Form of Return to Treasury Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 20, 2018 and incorporated herein by reference.
10.4	Form of Securities Purchase Agreement, dated October 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.5	Form of convertible note agreement with Investors dated October 2019, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.6	Form of Warrant, dated October 2019, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2019 and incorporated herein by reference.
10.7	Form of Securities Purchase Agreement for the purchase of Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.8	Form of Warrant related to Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.9	Form of registration rights agreement related to Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.10	Form of Exchange Agreement for Convertible Notes, dated as of April 15, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.11	Form of Exchange Agreement for Series B Preferred Stock, dated as of April 15, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.12	Form of Subscription Agreement, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.13	Form of Consulting Agreement, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.14	Form of Advisory Agreement, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.15+	Employment Agreement by and between the Company and Eric Weisblum, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.

10.16	Form of Securities Purchase Agreement, dated as of April 28, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 28, 2020 and incorporated herein by reference.
10.17	Form of Registration Rights Agreement, dated as of April 28, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 28, 2020 and incorporated herein by reference.
10.18	Form of Lock-Up Agreement, dated as of April 28, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 28, 2020 and incorporated herein by reference.
10.19	Patent License Agreement by and among the Company and Silo Pharma, Inc., a Florida corporation and their affiliates and subsidiaries and AIkido Pharma Inc., filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 11, 2021 and incorporated herein by reference.
10.20	Sponsored Research Agreement by and between the Company and the University of Maryland, Baltimore, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 11, 2021 and incorporated herein by reference.
10.21+	Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 28, 2021 and incorporated herein by reference.
10.22+	First Amendment to Employment Agreement, dated January 18, 2021, by and between the Company and Eric Weisblum, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 28, 2021 and incorporated herein by reference.
10.23	Form of Securities Purchase Agreement, dated as of February 9, 2021, between Silo Pharma, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.24	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.25	Form of Registration Rights Agreement, dated as of February 9, 2021, between Silo Pharma, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.26	Form of Lock-Up Agreement, dated as of February 9, 2021 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.27	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on February 12, 2021)
10.28#	Master License Agreement, dated February 12, 2021, by and between the Company and the University of Maryland, Baltimore (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021)
10.29#	Letter of Intent, dated February 12, 2021, by and between the Company and AIkido Pharma, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2021)
21.1*	Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2021.

SILO PHARMA, INC.

By:	/s/ Eric Weisblum
Eric Weisblum
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric Weisblum	Chairman, Chief Executive Officer, Chief Financial Officer and President	March 29, 2021
Eric Weisblum	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Wayne D. Linsley	Director	March 29, 2021
Wayne D. Linsley

/s/ Dr. Kevin Muñoz	Director	March 29, 2021
Dr. Kevin Muñoz