Form 10-K/A
period 2020-12-31
Silo Pharma, Inc.
filed 2021-05-17
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Silo Pharma, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2021 (“Form 10-K”) solely to accurately disclose the formation, existence and composition of our audit and compensation committees, both of which were formed during the fiscal year ended December 31, 2020. Accordingly, the Form 10-K is hereby amended and restated as set forth below. Except as described above, no other changes have been made to the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect subsequent events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context.

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

Committees of Our Board of Directors

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and its standing committees. We have a standing audit committee and compensation committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Our board of directors has determined that all of the members of the audit committee and the compensation committee are independent as defined under the applicable rules of The Nasdaq Capital Market, including, in the case of all of the members of our audit committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act. In making such determination, the board of directors considered the relationships that each director has with our Company and all other facts and circumstances that the board of directors deemed relevant in determining director independence, including the beneficial ownership of our capital stock by each director.

Audit Committee

Our audit committee is responsible for, among other things:

●	approving and retaining the independent registered public accounting firm to conduct the annual audit of our consolidated financial statements;

●	reviewing the proposed scope and results of the audit;

●	reviewing and pre-approval of audit and non-audit fees and services;

●	reviewing accounting and financial controls with the independent registered public accounting firm and our financial and accounting staff;

●	reviewing and approving transactions between us and our directors, officers and affiliates;

●	establishing procedures for complaints received by us regarding accounting matters;

●	overseeing internal audit functions, if any; and

●	preparing the report of the audit committee that the rules of the Securities and Exchange Commission require to be included in our annual meeting proxy statement.

Our audit committee consists of Wayne D. Linsley and Dr. Kevin Muñoz, with Mr. Linsley serving as chair. Each member of our audit committee meets the financial literacy requirements of the Nasdaq rules. In addition, our board of directors has determined that Mr. Linsley qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing and recommending the compensation arrangements for management, including the compensation for our president and chief executive officer;

●	establishing and reviewing general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

●	administering our stock incentive plans; and

●	preparing the report of the compensation committee that the rules of the Securities and Exchange Commission require to be included in our annual meeting proxy statement.

Our compensation committee consists of Wayne D. Linsley and Dr. Kevin Muñoz, with Mr. Linsley serving as chair.

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

Director Independence

Our board of directors has determined that a majority of the board consists of members who are currently “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). The Board considers Wayne D. Linsley and Dr. Kevin Muñoz to be “independent.”

The board of directors as a whole carries out the function of a nominating and corporate governance committee.

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

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of May, 2021.

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

Signature	Title	Date

/s/ Eric Weisblum	Chairman, Chief Executive Officer, Chief Financial Officer and President	May 17, 2021
Eric Weisblum	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Wayne D. Linsley	Director	May 17, 2021
Wayne D. Linsley

/s/ Dr. Kevin Muñoz	Director	May 17, 2021
Dr. Kevin Muñoz