Form 10-Q
period 2021-03-31
Silo Pharma, Inc.
filed 2021-05-17
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-54872

SILO PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3046338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

560 Sylvan Avenue, Suite 3160,

Englewood Cliffs, New Jersey 07632

(Address of principal executive offices)

(718) 400-9031

(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2021, 98,671,970 shares of common stock, par value $0.0001 per share, were outstanding.

SILO PHARMA, INC.

FORM 10-Q

MARCH 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,636,539	$1,128,389
Equity investments	570,200	200
Notes receivable, net	-	23,500
Prepaid expenses and other current assets - current	230,408	241,091
Inventory	44,665	33,484

Total Current Assets	5,481,812	1,426,664

Prepaid expenses - non-current	19,375	-

Total Assets	$5,501,187	$1,426,664

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$238,036	$127,069
Note payable - current portion	17,837	14,654
Deferred revenue - current portion	68,750	-
Due to officer - related party	2,366	-

Total Current Liabilities	326,989	141,723

LONG TERM LIABILITIES:
Deferred revenue - long-term portion	945,312	-
Note payable - long-term portion	1,063	4,246

Total Long Term Liabilities	946,375	4,246

Total Liabilities	1,273,364	145,969

Commitment and Contingencies (see Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series B convertible preferred stock, $0.0001 par value, 2,000 shares designated; none and 115 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively ($1,000 per share liquidation value)	-	-
Series C convertible preferred stock, $0.0001 par value, 4,280 shares designated; 4,276 and none shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively ($1,000 per share liquidation value)	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 85,141,956 and 85,141,956 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	8,514	8,514
Additional paid-in capital	12,316,329	7,034,502
Accumulated deficit	(8,097,020)	(5,762,321)

Total Stockholders' Equity	4,227,823	1,280,695

Total Liabilities and Stockholders' Equity	$5,501,187	$1,426,664

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

REVENUES:
License fees	$17,188	$294
Apparel	30,245	-

Total revenues	47,433	294

COST OF REVENUES
License fees	625	-
Apparel	31,325	84

Total cost of revenues	31,950	84

GROSS PROFIT	15,483	210

OPERATING EXPENSES:
Compensation expense	112,292	30,578
Professional fees	698,706	77,933
Product development	19,387	35,019
Research and development	48,602	-
Insurance expense	21,706	-
Bad debt recovery	(7,500)	(1,000)
Selling, general and administrative expenses	90,393	17,038

Total operating expenses	983,586	159,568

LOSS FROM OPERATIONS	(968,103)	(159,358)

OTHER INCOME (EXPENSE):
Interest income	-	3,033
Interest expense	(1,349)	(82,500)
Interest expense - related party	-	(52)
Net unrealized gain on equity investments	38,750	-

Total other income (expense)	37,401	(79,519)

NET LOSS	(930,702)	(238,877)

Deemed dividend	(1,403,997)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,334,699)	$(238,877)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.03)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	85,141,956	23,604,207

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

									Total
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2020	-	-	-	$-	85,141,956	$8,514	$7,034,502	$(5,762,321)	$1,280,695

Series C preferred stock issued for cash, net of offering cost	-	-	4,276	-	-	-	3,794,102	-	3,794,102

Deemed dividend upon issuance of preferred stock	-	-	-	-	-	-	1,403,997	(1,403,997)	-

Common stock warrants granted for services	-	-	-	-	-	-	83,728	-	83,728

Net loss	-	-	-	-	-	-	-	(930,702)	(930,702)

Balance, March 31, 2021	-	$-	4,276	$-	85,141,956	$8,514	$12,316,329	$(8,097,020)	$4,227,823

									Total
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2019	115	$-	-	$-	23,604,207	$2,631	$2,630,551	$(2,655,804)	$(22,622)

Net loss	-	-	-	-	-	-	-	(238,877)	(238,877)

Balance, March 31, 2020	115	$-	-	$-	23,604,207	$2,631	$2,630,551	$(2,894,681)	$(261,499)

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(930,702)	$(238,877)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	83,728	-
Amortization of debt discount to interest expense	-	82,500
Amortization of prepaid stock-based expense	101,222	-
Net unrealized gain on equity investments	(38,750)	-
Change in operating assets and liabilities:
(Increase) decrease in inventory	(11,181)	453
Increase in prepaid expenses and other current assets - current	(90,539)	(13,034)
Increase in prepaid expenses - non-current	(19,375)	-
Increase in accounts payable and accrued expenses	110,967	51,297
Increase in accrued interest payable - related party	-	52
Increase in deferred revenue	482,812	-

NET CASH USED IN OPERATING ACTIVITIES	(311,818)	(117,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection on note receivable	23,500	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	23,500	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of preferred stock	3,794,102	15,000
Advance from a related party	2,366	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,796,468	15,000

NET DECREASE IN CASH AND CASH EQUIVALENTS:	3,508,150	(102,609)

CASH AND CASH EQUIVALENTS - beginning of period	1,128,389	111,752

CASH AND CASH EQUIVALENTS - end of period	$4,636,539	$9,143

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash investing and financing activities:
Increase in equity investments recorded as deferred revenue pursuant to a patent license agreement	$531,250	$-

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

Silo Pharma, Inc. (formerly Uppercut Brands, Inc.) (the “Company”) was incorporated in the State of New York on July 13, 2010 under the name Gold Swap, Inc. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware.

The Company is a developmental stage biopharmaceutical company focused on merging traditional therapeutics with psychedelic research. In addition to the Company’s primary focus on psychedelic research, the Company has been engaged in the development of a streetwear apparel brand, NFID.

On October 4, 2013, the Company filed a Form N-54A and elected to become a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company previously elected to be treated for federal income tax purpose as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”). Through September 29, 2018, the Company met the definition of RIC in accordance with the guidance under Accounting Standards Codification (“ASC”) Topic 946 “Financial Services – Investment Companies”. On September 29, 2018, the Company filed Form N-54C, Notification of Withdrawal of Election to be Subject to Section 55 through 65 of the 1940 Act, as the Company changed the nature of its business so as to cease to be a business development company (See Note 2 – Basis of Presentation). Additionally, since 2017, the Company has been subject to income taxes at corporate tax rates.

On May 21, 2019, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware to change its name from Point Capital, Inc. to Uppercut Brands, Inc. Thereafter, on September 24, 2020, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware to change its name from Uppercut Brands, Inc. to Silo Pharma, Inc.

On April 8, 2020, the Company incorporated a new wholly-owned subsidiary, Silo Pharma Inc., in the State of Florida. The Company has also secured the domain name www.silopharma.com. The Company has been exploring opportunities to expand the Company’s business by seeking to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases, including the use of psychedelic drugs, such as psilocybin, and the potential benefits they may have in certain cases involving depression, mental health issues and neurological disorders. In July 2020, through the Company’s newly formed subsidiary, the Company entered into a commercial evaluation license and option agreement with University of Maryland, Baltimore (“UMB”) (see Note 9) pursuant to which, among other things, UMB granted the Company an exclusive, option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license to with respect to certain technology. The option was extended and exercised on January 13, 2021. On February 12, 2021, the Company entered into a master license agreement (“Master License Agreement”) with UMB (see Note 9). The Company plans to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand the Company’s business to focus on this new line of business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2021.

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss and cash used in operations of $930,702 and $311,818, respectively, for the three months ended March 31, 2021.  Additionally, the Company had an accumulated deficit of $8,097,020 at March 31, 2021 and has generated minimal revenues under its new business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional capital pursuant to debt or equity financings. The Company may seek to raise additional capital through additional debt and/or equity financings to fund its operations in the future; however, no assurance can be provided that the Company will be able to raise additional capital on favorable terms, or at all. If the Company is unable to raise additional capital or secure additional lending in the future to fund its business plan, the Company may need to curtail or cease its operations. On February 9, 2021, the Company entered into securities purchase agreements with certain institutional and accredited investors pursuant to which it sold an aggregate of 4,276 shares of its newly designated Series C Convertible Preferred Stock and warrants to purchase up to 14,253,323 shares of it ss common stock for gross proceeds of approximately $4,276,000, before deducting placement agent and other offering expenses. The closing of the offering occurred on February 12, 2021 (See Note 7). These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED)

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the three months ended March 31, 2021 and 2020 include the collectability of notes receivable, the valuation of the Company’s equity investments, estimates for obsolete and slow-moving inventory, estimates of the deemed dividend, valuation allowances for deferred tax assets, the fair value of warrants issued with debt and for services, and the fair value of shares issued for services and in settlements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At March 31, 2021 and December 31, 2020, the Company had cash in excess of FDIC limits of approximately $4,388,000, and approximately $880,000, respectively.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets - current of $230,408 and $241,091 at March 31, 2021 and December 31, 2020, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses and other current assets – non-current of $19,375 and $0 at March 31, 2021 and December 31, 2020, respectively, consist primarily of costs paid for future services which will occur after a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, business advisory, legal services, license fees, research and development fees, and insurance which are being amortized over the terms of their respective agreements.

Inventory

Inventory consisting of raw materials and finished goods are stated at the lower of cost and net realizable value utilizing the first-in, first-out method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves shall be recorded based on estimates and included in cost of sales. The Company did not record an inventory write-down of its raw material during the three months ended March 31, 2021.

Equity Investments, at Fair Value

Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company’s carrying value and the net proceeds received from such disposition.  Realized gains and losses on investment transactions are determined by specific identification. Net unrealized appreciation or depreciation is computed as the difference between the fair value of the investment and the cost basis of such investment. Net unrealized gains or losses are recognized in operations as the difference between the carrying value at the beginning of the period and the fair value at the end of the period.

Equity Investments, at Cost

Equity investments, at cost are comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED)

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

For the license and royalty income, revenue is recognized when the Company satisfies the performance obligation based on the related license agreement. Payments received from the licensee that are related to future periods are recorded as deferred revenue to be recognized as revenues over the term of the related license agreement (see Note 9).

Cost of Revenues

The primary components of cost of revenues on apparel include the cost of the product, production costs, warehouse storage costs and shipping fees.

The primary components of cost of revenues on license fees include the cost of the license fees. Payments made to the licensor that are related to future periods are recorded as prepaid expense to be amortized over the term of the related license agreement (see Note 9).

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation – Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under Accounting Standards Update (“ASU”) 2016-09 Improvements to Employee Share-Based Payment.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of March 31, 2021 and December 31, 2020 that would require either recognition or disclosure in the accompanying unaudited condensed consolidated financial statements.

Research and development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the three months ended March 31, 2021 and 2020, research and development costs were $48,602 and $0, respectively.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED)

Net Loss per Common Share

Basic loss per share is computed by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the as-if converted method. Potentially dilutive securities which included convertible preferred shares and stock options are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Series A convertible preferred stock	-	2,000,000
Series B convertible preferred stock	-	575,000
Series C convertible preferred stock	14,253,333	-
Convertible notes	-	1,650,000
Stock options	300,000	300,000
Warrants	17,353,987	2,225,000

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

Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and was effective on January 1, 2019, with early adoption permitted. For the Company’s administrative office lease, the Company analyzed if it would be required to record a lease liability and a right-of-use asset on its condensed consolidated balance sheets at fair value upon adoption of ASU 2016-02. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

New Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED)

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

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Equity investments, at fair value

The Company accounted for certain equity investments at fair value using level 1, level 2 and level 3 valuations. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2021 and December 31, 2020:

	At March 31, 2021 (Unaudited)			At December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Equity investments, at fair value	$—	$570,000	$—	$—	—	$—

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

At March 31, 2021, equity investments, at fair value consisted of preferred equity securities of one entity, AIkido Pharma, Inc. (see Note 9).

Equity investments are carried at fair value with unrealized gains or losses included in income (expense). Realized gains and losses are determined on a specific identification basis and are included in other income (expense). The Company reviews equity investments, at fair value for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

The following are the Company’s equity investments, at fair value owned by levels within the fair value hierarchy at March 31, 2021:

	Level 1	Level 2	Level 3	Total
Common Stock	$—	$—	$—	$—
Preferred Stock	—	570,000	—	570,000
Total Investments	$—	$570,000	$—	$570,000

At March 31, 2021 and December 31, 2020, equity investments, at fair value consisted of the following components:

	December 31, 2019	December 31, 2020
Equity investments, at original cost	$531,250	$—
Gross unrealized appreciation	38,750	—
Equity investments, at fair market value	$570,000	$—

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED)

Equity Investments, at Cost

At March 31, 2021 and December 31, 2020, equity investments, at cost of $200 comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

NOTE 4 – INVENTORY

At March 31, 2021, and December 31, 2020, inventory, including jackets, t-shirts, sweatshirts, hats and fabric, consisted of the following:

	March 31, 2021	December 31, 2020

Raw materials	$1,285	$1,425
Finished goods	43,380	32,059
Inventory	$44,665	$33,484

NOTE 5 – NOTES RECEIVABLE

On September 28, 2018, the Company and Blind Faith Concepts Holdings, Inc. (the “Seller”)  executed a two-year promissory note receivable agreement with a principal balance of $200,000 of which $100,000 was funded to the Seller in September 2018 and the remaining $100,000 was funded in October 2018. The promissory note accrued interest at a rate of 6% per annum, and the Company was repaid in interest only payments on a quarterly basis, until the maturity date of September 27, 2020, at which time the full principal and any interest payments was due to the Company. At the time the promissory note receivable agreement was executed, the Company also executed a security interest and pledge agreement with the borrower pursuant to which the borrower pledged all of the assets of its company as security for the performance of the note obligations.

On November 2, 2018, the Company and Seller entered into a promissory note agreement (“Promissory Note Agreement”) with a principal balance of $50,000. Pursuant to the Promissory Note Agreement, the $50,000 note was a deposit and credit towards the acquisition of the assets of Lust for Life Group such as inventory, trademarks and logos. Pursuant to the Promissory Note Agreement, since the purchase did not close within 30 days from date of the Promissory Note, the note receivable became immediately due. Through the date of default, the outstanding principal balance accrued interest at an interest rate of 10% per annum payable on a monthly basis. Upon default, the interest rate increased to 18% per annum. As of December 31, 2018, the Company determined that this note receivable was doubtful and accordingly, recorded an allowance for doubtful account and bad debt expense of $50,000.

In December 2019, pursuant to claim purchase agreements (“Claim Purchase Agreements”), the Company sold its notes receivable and related interest receivable balances in the aggregate amount of $277,305 to an investor. Pursuant to the Claim Purchase Agreements, the investor agreed to pay the Company the purchase price of $277,305 on the earlier of the payment of six-monthly installments or upon the liquidation of settlement securities of the Seller pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The first installment was be made following entry and full effectuation of a court order approving the settlement of the claim which occurred on March 6, 2020 in the United States District Court for the District of Maryland Northern Division. Additionally, on January 6, 2020, the Company and the Seller entered into a settlement agreement related to notes receivable. In lieu of the Company seeking default and foreclosure against the Seller pursuant to the note agreements, the Company received 10,420 shares of the Seller’s convertible Series B Preferred Stock. Since the shares of Series B Preferred Stock have limited marketability, no value was placed on these shares. Between April 2020 and December 2020, the Company collected an aggregate of $30,000 on the notes receivable balance. During the year ended December 31, 2020, the Company recorded a total allowance for doubtful account and bad debt expense of $174,376 (consisting of the principal balance of $146,500 and interest receivable of $27,876) due to slow collection of the installment payments pursuant to the Claim Purchase Agreements.

During the year ended December 31, 2020, the Company recorded $9,000 to bad debt recovery for cash payment received on an older note receivable that was previously written off prior to 2019. On March 10, 2021, the Company collected $23,500 related to this note receivable. As of March 31, 2021 and December 31, 2020, notes receivable, net, consisted of the following:

	March 31, 2021	December 31, 2020

Principal amounts of notes receivable	$220,000	$250,000
Collections on notes receivables	(23,500)	(30,000)
Less: allowance for doubtful accounts	(196,500)	(196,500)
Notes receivable, net	$—	$23,500

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED)

NOTE 6 - NOTE PAYABLE

Paycheck Protection Program Funding

On April 30, 2020, the Company received federal funding in the amount of $18,900 through the Paycheck Protection Program (the “PPP”). PPP funds had certain restrictions on use of the funding proceeds, and generally must be repaid within two years and accrued interest at a rate of 1% per annum. The PPP loan may, under circumstances, be forgiven. No payment was due by the Company during the nine months period beginning on the date of this note (“Deferral Period”). Commencing one month after the expiration of the Deferral Period, the Company was to pay the lender monthly payments of principal and interest, each in equal amount required to fully amortize by the maturity date. If a payment on this note was more than ten days late, the lender would charge a late fee of up to 5% of the unpaid portion of the regularly scheduled payment. As of March 31, 2021, the principal balance of this note amounted to $18,900 and accrued interest of $174.

During the three months ended March 31, 2021, the Company recognized $47 of interest expense.

	As of March 31, 2021	As of December 31, 2020

Principal amount	$18,900	$18,900
Less: current portion	(17,837)	(14,654)
Note payable - long term portion	$1,063	$4,246

Minimum principal payments under note payable to unrelated parties at March 31, 2021 were as follows:

Year ended December 31, 2021	$14,654
Year ended December 31, 2022	4,246
Total principal payments	$18,900

In April 2021, the Company was notified by the Small Business Administration that the principal and accrued interest under the PPP loan has been forgiven in full (see Note 10).

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company has authorized the issuance of 5,000,000 shares of preferred stock, $0.0001 par value. The Company’s board of directors is authorized, at any time, and from time to time, to provide for the issuance of shares of preferred stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the preferred stock or any series thereof. In April 2013, 1,000,000 shares of preferred stock were designated as Series A Convertible Preferred Stock, and in November 2019, 2,000 shares of preferred stock were designated as Series B Convertible Preferred Stock.

Certificate of Designation of Series C Convertible Preferred Stock

On February 9, 2021, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Certificate of Designations”) with the Delaware Secretary of State, designating 4,280 shares of preferred stock as Series C Convertible Preferred Stock.

Designation. The Company has designated 4,280 shares of preferred stock as Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock has a par value of $0.0001 per share and a stated value of $1,000 (the “Series C Stated Value”).

Dividends. Holders of Series C Convertible Preferred Stock shall be entitled to receive dividends (on an as-if-converted-to-common-stock basis) in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of the Series C Convertible Preferred Stock.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED)

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

Exercisability. A holder of Series C Convertible Preferred Stock may not convert any portion of the Series C Convertible Preferred Stock to the extent that the holder, together with its affiliates and any other person or entity acting as a group, would own more than 4.99% (or, upon election by a holder prior to issuance, 9.99%) of the outstanding shares of the Company’s common stock after conversion, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.

Series C Convertible Preferred Stock Financing

On February 9, 2021 (the “Effectiveness Date”), the Company entered into securities purchase agreements (collectively, the “Series C Purchase Agreements”) with certain institutional and accredited investors for the sale of an aggregate of 4,276 shares of the Company’s Series C Convertible Preferred Stock and warrants (the “February Warrants”) to purchase up to 14,253,323 shares (the “February Warrant Shares”) of the Company’s common stock for gross proceeds of approximately $4,276,000, before deducting placement agent and other offering expenses of $481,898 which are offset against the proceeds in additional paid in capital. The offering closed on February 12, 2021. Accordingly, the Company recognized a total deemed dividend of $1,403,997 for the beneficial conversion feature in connection with the issuance of these Series C Convertible Preferred Stock.

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

The Series C Purchase Agreement also provides that until the 18 month anniversary of the Effectiveness Date, in the event of a subsequent financing (except for certain exempt issuances as provided in the Series C Purchase Agreement) by the Company, each investor will have the right to participate in such subsequent financing up to an amount equal to the investor’s proportionate share of the subsequent financing based on such investor’s participation in the offering on the same terms, conditions and price provided for in the subsequent financing up to an amount equal to 50% of the subsequent financing. In addition, pursuant to the Series C Purchase Agreement, the Company has agreed that neither it nor its subsidiaries will enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents to file any registration statement other than as contemplated pursuant to the Registration Rights Agreement (as defined below) for a period of 90 days from the Effectiveness Date. Furthermore, subject to certain exceptions, the Company is prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents involving a Variable Rate Transaction (as defined in the Series C Purchase Agreement).

In connection with the offering, the Company entered into separate registration rights agreements (“Registration Rights Agreements”) with the investors pursuant to which the Company agreed to undertake to file a registration statement (the “Registration Statement”) to register the resale of the Registrable Securities (as defined in the Registration Rights Agreement) within ten calendar days following the Effectiveness Date. The Company agreed to use its best efforts to cause the Registration Statement covering the Registrable Securities to be declared effective no later than the 60th calendar day following the Effectiveness Date, or in the event of a full review by the Securities and Exchange Commission, the 90th calendar day following the Effectiveness Date, and to maintain the effectiveness of the Registration Statement until all of the Registrable Securities have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended. If the Company fails to file the Registration Statement or have it declared effective by the dates set forth above, amongst other things, the Company will be obligated to pay the investors damages in the amount of 1% of their subscription amount, per month, until such events are satisfied. The Registration Statement was filed and declared effective in April 2021.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED)

In addition, pursuant to the terms of the offering, the Company issued Bradley Woods & Co, Ltd. and Katalyst Securities LLC warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 2,850,664 shares of common stock, or 10% of the shares of common stock issuable upon conversion of the Series C Preferred Stock and February Warrant Shares sold in the offering. The Placement Agent Warrants are exercisable for a period of five years from the closing date of the offering at an exercise price of $0.35 per share, subject to adjustment.

The net proceeds of the offering are expected to be used for working capital purposes and to further execute on the Company’s existing business.

Common stock

Increase in Authorized Shares

On March 10, 2021, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware to increase the authorized number of shares of common stock of the Company from 100,000,000 shares to 500,000,000 shares.

Stock options

On January 18, 2021, the board of directors (“Board of Directors” or “Board”) of the Company approved the Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan (the “Plan”) to incentivize employees, officers, directors and consultants of the Company and its affiliates. 8,500,000 shares of common stock are reserved and available for issuance under the Plan, provided that certain exempt awards (as defined in the Plan), shall not count against such share limit. The Plan provides for the grant, from time to time, at the discretion of the Company’s Board or a committee thereof, of cash, stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation units and other stock or cash-based awards. The Plan shall terminate on the tenth anniversary of the date of adoption by the Board of Directors. Subject to certain restrictions, the Board of Directors may amend or terminate the Plan at any time and for any reason. An amendment of the Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, rules or regulations. On March 10, 2021, the stockholders of the Company approved the Plan.

Stock option activities for the three months ended March 31, 2021 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2020	300,000	$0.0001	3.5	127,290
Granted/issued	—	—	—	—
Forfeited	—	—	—	—
Balance Outstanding, March 31, 2021	300,000	$0.0001	3.29	$86,970
Exercisable, March 31, 2021	300,000	$0.0001	3.29	$86,970

Warrants

Warrant activities for the three months ended March 31, 2021 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2020	—	—	—	—
Granted	17,353,987	0.31	5.00	—
Forfeited	—	—	—	—
Balance Outstanding, March 31, 2021	17,353,987	$0.31	4.87	$22,500
Exercisable, March 31, 2021	17,353,987	$0.31	4.87	$22,500

On January 18, 2021, the Company granted warrants to purchase up to 250,000 shares of the Company’s common stock in exchange for legal services rendered. The warrants have a term of five years from the date of grant and are exercisable at an exercise price of $0.20 per share. The warrants were valued on the grant date at approximately $0.33 per warrant for a total of $83,728 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.35 per share (based on the quoted trading price on the date of grant), volatility of 169%, expected term of five year, and a risk-free interest rate of 0.46%. During the three months ended March 31, 2021, the Company recorded stock-based compensation of $83,728.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED)

On February 9, 2021, the Company entered into pursuant to securities purchase agreements with certain investors pursuant to which it sold warrants to purchase up to 14,253,323 shares of the Company’s common stock and 4,276 shares of the Company’s Series C Convertible Preferred Stock. The February Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.30 per share, subject to adjustment. If, after a period of 180 days after the date of issuance of the February Warrants, a registration statement covering the resale of the February Warrant Shares is not effective, the holders may exercise the February Warrants by means of a cashless exercise. In addition, pursuant to the terms of the offering, the Company issued the Placement Agent Warrants to purchase up to an aggregate of 2,850,664 shares of common stock to its placement agents, or 10% of the shares of common stock issuable upon conversion of the Series C Preferred Stock and February Warrant Shares sold in the offering. The Placement Agent Warrants are exercisable for a period of five years from the closing date of the offering at an exercise price of $0.35 per share, subject to adjustment (see Series C Convertible Preferred Stock Financing above). Such warrants issued to various investors and to the placement agents were recorded as additional paid in capital with an offsetting debit applied against additional paid in capital, thus these warrants have no further accounting effect within the equity section.

NOTE 8 – CONCENTRATIONS

Customer concentration

For the three months ended March 31, 2021 and 2020, no customer accounted for over 10% of total revenues from apparel sales. For the three months ended March 31, 2021, one licensee accounted for 100% of total revenues related to the Company’s biopharmaceutical operation as compared to no licensees for the three months ended March 31, 2020.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On April 17, 2020, the Company entered into an employment agreement (“Employment Agreement”) with the Company’s Chief Executive Officer (“CEO”) pursuant to which CEO will serve as Chief Executive Officer and Chief Financial Officer of the Company. The term of the Employment Agreement will continue for a period of one year from the date of execution date thereof and automatically renews for successive one-year periods at the end of each term until either party delivers written notice of their intent not to review at least six months prior to the expiration of the then effective term. Pursuant to the terms of the Employment Agreement, the CEO was granted 7,630,949 vested shares of the Company’s common stock in April 2020, and the CEO’s base salary was increased to $120,000. In addition, the CEO shall be eligible to earn a bonus, subject to the sole discretion of the Company’s Board. On January 18, 2021, the Company entered into an amendment (the “Amendment”) to the Employment Agreement, effective as of January 1, 2021, pursuant to which the CEO’s base salary was increased from $120,000 per year to $180,000 per year.

The Employment Agreement may be terminated by either the Company or CEO at any time and for any reason upon 60 days prior written notice. Upon termination of the Employment Agreement, the CEO shall be entitled to (i) any equity award that has vested prior to the termination date, (ii) reimbursement of expenses incurred on or prior to such termination date and (iii) such employee benefits to which the CEO may be entitled as of the termination date (collectively, the “Accrued Amounts”). The Employment Agreement shall also terminate upon CEO’s death or the Company may terminate the CEO’s employment upon his disability (as defined in the Employment Agreement). Upon the termination of the CEO’s employment for death or disability, the CEO shall be entitled to receive the Accrued Amounts. The Employment Agreement also contains covenants prohibiting the CEO from disclosing confidential information with respect to the Company.

Commercial Evaluation License and Option Agreement with the University of Baltimore, Maryland

Effective as of July 15, 2020, through the Company’s wholly-owned subsidiary, Silo Pharma, Inc. (see Note 1), the Company entered into a commercial evaluation license and option agreement with UMB pursuant to which UMB has granted the Company an exclusive, non-sublicensable, non-transferable license to with respect to the exploration of the potential use of central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology. In addition, UMB granted the Company an exclusive, option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license to with respect to the subject technology. This agreement originally was set to expire six months from July 15, 2020 but was extended and exercised on January 13, 2021. Both parties may terminate this agreement within thirty days by giving a written notice. In July 2020, the Company paid the license fee of $10,000 to UMB pursuant to this agreement which was recorded in professional fees during the year ended December 31, 2020 since the Company could not conclude that such costs would be recoverable for this early-stage venture. On February 12, 2021, the Company entered into the Master License Agreement with UMB.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED)

On February 26, 2021, through the Company’s wholly-subsidiary, Silo Pharma, Inc., the Company entered into a commercial evaluation license and option agreement with UMB pursuant to which UMB has granted the Company an exclusive, non-sublicensable, non-transferable license to with respect to the exploration of the potential use of joint-homing peptides for use in the investigation and treatment of arthritogenic processes. In addition, UMB granted the Company an exclusive, option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license to with respect to the subject technology. This agreement shall expire six months from February 26, 2021, unless sooner terminated. Both parties may terminate this agreement within thirty days by giving a written notice. Pursuant to the agreement, the Company paid the license fee of $10,000 to UMB in March 2021 pursuant to this agreement which was recorded in professional fees during the three months ended March 31, 2021 since the Company could not conclude that such costs would be recoverable for this early-stage venture.

Master License Agreement with the University of Baltimore, Maryland

On February 12, 2021 (the “Master License Agreement Effective Date”), the Company entered into the Master License Agreement (the “Master License Agreement”) with UMB pursuant to which UMB granted the Company an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property (i) to make, have made, use, sell, offer to sell, and import certain licensed products and (ii) to use the invention titled, “Central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology” and UMB’s confidential information to develop and perform certain licensed processes for the therapeutic treatment of neuroinflammatory disease.

Pursuant to the Master License Agreement, the Company shall pay UMB (i) a license fee (ii) certain event-based milestone payments, (iii) royalty payments depending on net revenues, and (iv) a tiered percentage of sublicense income. The Company shall pay to UMB a license fee of $75,000, payable as follows: (a) $25,000 shall be due within 30 days following the Master License Agreement Effective Date; and (b) $50,000 on or before the first anniversary of the Master License Agreement Effective Date.  The license fee is non-refundable, and is not creditable against any other fee, royalty, or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The Company paid the $25,000 license fee on February 17, 2021 and was recorded in prepaid expenses to be amortized over the 15-year term. The Company recognized amortization expense of $625 during the three months ended March 31, 2021. At March 31, 2021, prepaid expense and other current assets – current amounted $5,000 and prepaid expenses – non-current amounts $19,375 as reflected in the accompanying condensed consolidated balance sheets.

Additionally, the Company agreed to pay certain royalty payments as follows:

(i)	3% on sales of Licensed Products (as defined in the Master License Agreement) during the applicable calendar year for sales less than $50,000,000; and

(ii)	5% on sales of Licensed Products during the applicable calendar year for sales greater than $50,000,000; and

Furthermore, the Company agreed to pay UMB minimum royalty payments, as follows:

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED)

The Master License Agreement will remain in effect on a Licensed Product-by-Licensed Product basis and country-by-country basis until the later of: (a) the last patent covered under the Master License Agreement expires, (b) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity, if applicable, or (c) 10 years after the first commercial sale of a Licensed Product in that country, unless earlier terminated in accordance with the provisions of the Master License Agreement. The term of the Master License Agreement shall expire 15 years after the Master License Agreement Effective Date in which (a) there were never any patent rights, (b) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity or (c) there was never a first commercial sale of a Licensed Product.

Investigator-Sponsored Study Agreement with Maastricht University of the Netherlands

On November 1, 2020, the Company entered into an investigator-sponsored study agreement (the “Study Agreement”) with Maastricht University of the Netherlands. The research project is a clinical study to examine the effects of repeated low doses of psilocybin and lysergic acid diethylamide on cognitive and emotional dysfunctions in Parkinson’s disease and to understand its mechanism of action. The Study Agreement shall terminate on October 31, 2024, unless earlier terminated pursuant to the terms thereof. The Company shall pay a total fee of 433,885 Euros ($507,602 USD) exclusive of value added tax to be amortized over the four-year term and payment schedule as follows:

Payment
1	86,777 Euros ($101,520 USD)	Upon signing the Study Agreement and was paid in December 2020
2	86,777 Euros ($101,520 USD)	Obtained approval from ethical committee
3	86,777 Euros ($101,520 USD)	Data collection has commenced
4	130,166 Euros ($152,281 USD)	First half of the participants are tested
5	43,885 Euros ($50,760 USD)	Completion of data collection and delivery of final report

In December 2020, the Company paid the first payment which was recorded to prepaid expense and other current assets - current. The Company recognized amortization expense of $39,549 during the three months ended March 31, 2021.

Investigator-Sponsored Study Agreement with UMB

On January 5, 2021, the Company entered into an investigator-sponsored study agreement (the “Sponsored Study Agreement”) with the University of Maryland, Baltimore. The research project is a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of multiple sclerosis (“MS”). More specifically, the study is designed to evaluate (1) whether MS-1-displaying liposomes can effectively deliver dexamethasone to the CNS and (2) whether MS-1-displaying liposomes are superior to plain liposomes, also known as free drug, in inhibiting the relapses and progression of experimental autoimmune encephalomyelitis. Pursuant to the Sponsored Study Agreement, the research shall commence on March 1, 2021 and will continue until substantial completion, subject to renewal upon mutual written consent of the parties. The total cost under the Sponsored Study Agreement shall not exceed $81,474 which is payable in two equal installments of $40,737 upon execution of the Sponsored Study Agreement and $40,737 upon completion of the project with an estimated project timeline of nine months. The Company paid $40,737 on January 13, 2021 which was recorded in prepaid expense to be amortized over the nine-month period. The Company recognized amortization expense of $9,053 during the three months ended March 31, 2021.

Patent License Agreement with AIkido Pharma Inc.

On January 5, 2021, the Company entered into a patent license agreement (the “Agreement”) with Silo Pharma, Inc., a Florida corporation and wholly-owned subsidiary of the Company (collectively, the “Licensor”) and AIkido Pharma Inc. (“AIkido”), as amended on April 12, 2021, pursuant to which the Licensor granted AIkido an exclusive, worldwide (the “Territory”), sublicensable, royalty-bearing license to certain intellectual property (i) to make, have made, use, provide, import, export, lease, distribute, sell, offer for sale, develop and advertise certain licensed products and (ii) to develop and perform certain licensed processes for the treatment of cancer and symptoms caused by cancer (the “Field of Use”).

In addition, the Agreement also provided that, if the Licensor exercised the option granted to it pursuant to its commercial evaluation license and option agreement with UMB, effective as of July 15, 2020, it would grant AIkido a non-exclusive sublicense (the “Right”) to certain UMB patent rights in the field of neuroinflammatory diseases occurring in patients diagnosed with cancer (the “Field”). Pursuant to the Agreement, AIkido agreed to pay the Licensor, among other things, (i) a one-time non-refundable cash payment of $500,000 and (ii) royalty payments equal to 2% of Net Sales (as defined in the Agreement) in the Field of Use in the Territory. In addition, AIkido issued the Licensor 500 shares of its newly designated Series M Convertible Preferred Stock which shall be converted into an aggregate of 625,000 shares of the AIkido’s common stock.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED)

Pursuant to the Agreement, the Company is required to prepare file, prosecute, and maintain the licensed patents. Unless earlier terminated, the term of the license to the licensed patents will continue until the expiration or abandonment of all issued patents and filed patent applications within the licensed patents. The Company may terminate the Agreement upon 30 day written notice if AIkido fails to pay any amounts due and payable to the Company or if AIkido or any of its affiliates brings a patent challenge against the Company, assists others in bringing a legal or administrative challenge to the validity, scope, or enforceability of or opposes any of the licensed patents (“Patent Challenge”) against the Company (except as required under a court order or subpoena). AIkido may terminate the Agreement at any time without cause, and without incurring any additional penalty, (i) by providing at least 30 days’ prior written notice and paying the Company all amounts due to it through such termination effective date. Either party may terminate the Agreement for material breaches that have failed to be cured within 60 days after receiving written notice. The Company collected the non-refundable cash payment of $500,000 on January 5, 2021 which will be recorded in deferred revenues to be recognized as revenues over the term of the Agreement.

With respect to a vote of AIkido’s stockholders to approve a reverse split of its common stock no later than December 31, 2021 only (“Reverse Stock Split Vote”), each share of the Series M Convertible Preferred Stock shall be entitled to such number of votes equal to 20,000 shares of AIkido’s common stock. In addition, each share of the Series M Convertible Preferred Stock shall be convertible, at any time after the earlier of (i) the date that the Reverse Stock Split Vote is approved by AIkido’s stockholders and (ii) December 31, 2021, at the option of the holder, into such number of shares of AIkido’s common stock determined by dividing the Stated Value by the Conversion Price. “Stated Value” means $1,000. “Conversion Price” means $0.80, subject to adjustment. The Company valued the 500 Series M Convertible Preferred stock which is equivalent into AIkido’s 625,000 shares of common stock at a fair value of $0.85 per common share or $531,250 based quoted trading price of AIkido’s common stock on the date of grant. The Company recorded an equity investment of $531,250 (see Note 3) and deferred revenue of $531,250 to be recognized as revenues over the term of the license.

Accordingly, the Company recorded a total deferred revenue of $1,031,250 to be recognized as revenues over the 15-year term. The Company recognized revenues of $17,188 during the three months ended March 31, 2021. At March 31, 2021, deferred revenue – current portion amounted $68,750 and deferred revenue – long-term portion amounted $945,312 as reflected in the accompanying condensed consolidated balance sheets.

The Right shall be to the full extent permitted by and on terms and conditions required by UMB for a term consistent with the term of patent and technology licenses that UMB normally grants. In the event that the Company exercises its option and executes a license with UMB to the UMB patent rights within 40 days after the execution of such UMB license, for consideration to be agreed upon and paid by AIkido, which consideration shall in no event exceed 110% of any fee payable by the Company to UMB for the right to sublicense the UMB patent rights. The Company shall grant AIkido a nonexclusive sublicense in the United States to the UMB patent rights in the Field, subject to the terms of any UMB license Licensor obtains, including any royalty obligations on sublicensees required under any such sublicense. The option was exercised on January 13, 2021. Accordingly, on April 6, 2021, the Company entered into the Sublicense Agreement with AIkido pursuant to which it granted AIkido a worldwide exclusive sublicense to its licensed patents under the Master License Agreement.  (See Note 9 “Sublicense with AIkido Pharma Inc.”).

NOTE 10 – SUBSEQUENT EVENTS

Sublicense with AIkido Pharma Inc.

On April 6, 2021 (the “Sublicense Agreement Effective Date”), the Company entered into the Sublicense Agreement with AIkido pursuant to which the Company granted AIkido an exclusive worldwide sublicense to (i) make, have made, use, sell, offer to sell and import the Licensed Products (as defined below) and (ii) in connection therewith to (A) use an invention known as “Central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology” which was sublicensed to the Company pursuant to the Master License Agreement  and (B) practice certain patent rights (“Patent Rights”) for the therapeutic treatment of neuroinflammatory disease in cancer patients. “Licensed Products” means any product, service, or process, the development, making, use, offer for sale, sale, importation, or providing of which: (i) is covered by one or more claims of the Patent Rights; or (ii) contains, comprises, utilizes, incorporates, or is derived from the Invention or any technology disclosed in the Patent Rights.

Pursuant to the Sublicense Agreement, AIkido agreed to pay us (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. In connection with this Sublicense Agreement, on April 12, 2021, the Company paid $12,500, or 25% sublicense income to UMB pursuant to the Master License Agreement (see Note 9).

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED)

Amendment to Patent License Agreement with AIkido

On April 12, 2021, the Company entered into an amendment to the Patent License Agreement with AIkido dated January 5, 2021 (see Note 9) pursuant to which the parties agreed that AIkido delivered to the Company 500 shares of the Company’s Series M Convertible Preferred Stock which converted into an aggregate of 625,000 restricted shares of AIkido’s common stock.

Conversion of Series C Convertible Preferred Stock

On April 12, 2021, the Company notified holders of its Series C Convertible Preferred Stock of its election to force the conversion to its Series C Convertible Preferred Stock into shares of the Company’s common stock pursuant to the Certificate of Designations unless such conversion would cause the holder to exceed its beneficial ownership limitation pursuant to the Certificate of Designations. On April 14, 2021, the Company converted 4,049  Series C Convertible Preferred Stock into 13,495,014 shares of common stock. Currently, there are 227 shares of the Company’s Series C Convertible Preferred Stock which remain outstanding.

Paycheck Protection Program Funding

In April 2021, the Company was notified by the Small Business Administration that the principal and accrued interest under the PPP loan has been forgiven in full (see Note 6).

Joint Venture Agreement with Zylö Therapeutics, Inc.

On April 22, 2021 (the “JV Effective Date”), the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Zylö Therapeutics, Inc. (“ZTI”) pursuant to which the parties agreed to form a joint venture entity, to be named Ketamine Joint Venture, LLC (the “Joint Venture”), to, among other things, focus on the clinical development of ketamine using ZTI’s Z-pod™ technology (the “Venture”). Pursuant to the JV Agreement, the Company shall act as the manager (the “Manager”) of the Joint Venture. The Venture shall terminate if the development program does not meet certain specifications and milestones as set forth in the JV Agreement within 30 days of the date set forth in the JV Agreement. Notwithstanding the foregoing, the Manager may, in its sole discretion, terminate the Venture at any time.

Pursuant to the terms of the JV Agreement, (A) the Company shall contribute (1) $225,000  and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the JV Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture.

Furthermore, pursuant to the terms of the JV Agreement, ZTI shall grant the Joint Venture a sublicense pursuant to its license agreement (the “License Agreement”) with Albert Einstein College of Medicine dated November 27, 2017, in the event that the Company or a third party makes a request indicating that the patented technology (the “Patented Technology”) licensed to ZTI pursuant to the License Agreement is needed to advance the development of the Joint Venture or it is contemplated or determined that the Patented Technology will be sold. Furthermore, pursuant to the JV Agreement, ZTI granted the Company an exclusive option to enter into a separate joint venture for the clinical development of psilocybin using ZTI’s Z-pod™ technology on the same terms and conditions set forth in the JV Agreement, which option shall expire 24 months after the JV Effective Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2020 included in the form 10-K filed with the SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

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

Rare Disease Therapeutics

We seek to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases, including the use of psychedelic drugs, such as psilocybin, and the potential benefits they may have in certain cases involving depression, mental health issues and neurological disorders. We intend to focus on merging traditional therapeutics with psychedelic research for people suffering from indications such as depression, post-traumatic stress disorder (“PTSD”), Parkinson’s and other rare neurological disorders. Our mission is to identify assets to license and fund the research which we believe will be transformative to the well-being of patients and the health care industry.

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

We have engaged in discussions with a number of world-renowned educational institutions and advisors regarding potential opportunities and have formed a scientific advisory board that is intended to help advise management regarding potential acquisition and development of products. In addition, we entered into certain sponsored research and/or license agreements, as more fully described below, and are seeking to enter into additional scientific research agreements and partnerships with other universities.

License Agreements

License Agreement with the University of Baltimore, Maryland

On February 12, 2021, we entered into a Master License Agreement (the “UMB License Agreement”) with the University of Maryland, Baltimore (“UMB”) pursuant to which UMB granted us an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property (i) to make, have made, use, sell, offer to sell, and import certain licensed products and (ii) to use the invention titled, “Central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology” (the “Invention”) and UMB’s confidential information to develop and perform certain licensed processes for the therapeutic treatment of neuroinflammatory disease. Pursuant to the UMB License Agreement, we agreed to pay UMB (i) a license fee of $75,000, (ii) certain event-based milestone payments, (iii) royalty payments, depending on net revenues, (iv) minimum royalty payments, and (v) a tiered percentage of sublicense income. The UMB License Agreement will remain in effect until the later of: (a) the last patent covered under the UMB License Agreement expires, (b) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity, if applicable, or (c) ten years after the first commercial sale of a licensed product in that country, unless earlier terminated in accordance with the provisions of the UMB License Agreement. The term of the UMB License Agreement shall expire 15 year after the effective date in which (a) there were never any patent rights, (b) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity or (c) there was never a first commercial sale of a licensed product.

The UMB License Agreement followed the Commercial Evaluation License and Option Agreement that we had entered into with UMB, with an effective date of July 15, 2020 (the “UMB Option Agreement”), pursuant to which we had previously obtained an exclusive option (the “UMB Option”) to negotiate and obtain an exclusive, sublicensable license from UMB.

Patent License Agreement with AIkido Pharma Inc.

On January 5, 2021, we entered into a Patent License Agreement (the “AIkido License Agreement”) with our wholly-owned subsidiary, Silo Pharma, Inc., and AIkido Pharma Inc. (“AIkido”) pursuant to which we granted AIkido an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property (i) to make, have made, use, provide, import, export, lease, distribute, sell, offer for sale, develop and advertise certain licensed products and (ii) to develop and perform certain licensed processes for the treatment of cancer and symptoms caused by cancer. The AIkido License Agreement relates to the rights which we had obtained under the UMB Option Agreement. Pursuant to the AIkido License Agreement, we agreed that if we exercised the UMB Option, we would grant AIkido a non-exclusive sublicense to certain UMB patent rights in the field of neuroinflammatory diseases occurring in patients diagnosed with cancer. The UMB Option was exercised on January 13, 2021. Accordingly, on April 6, 2021, we entered into a sublicense agreement with AIkido pursuant to which we granted AIkido a worldwide exclusive sublicense to our licensed patents under the UMB License Agreement. (See “Sublicense with AIkido Pharma Inc.”).

Sublicense with AIkido Pharma Inc.

On April 6, 2021 (“Effective Date”), we entered into a sublicense agreement (the “Sublicense Agreement”) with AIkido pursuant to which we granted AIkido an exclusive worldwide sublicense to (i) make, have made, use, sell, offer to sell and import the Licensed Products (as defined below) and (ii) in connection therewith to (A) use the Invention that was sublicensed to us pursuant to the UMB License Agreement and (B) practice certain patent rights as set forth in the Sublicense Agreement (the “Patent Rights”) for the therapeutic treatment of neuroinflammatory disease in cancer patients. “Licensed Products” means any product, service, or process, the development, making, use, offer for sale, sale, importation, or providing of which: (i) is covered by one or more claims of the Patent Rights; or (ii) contains, comprises, utilizes, incorporates, or is derived from the Invention or any technology disclosed in the Patent Rights. Pursuant to the Sublicense Agreement, AIkido shall pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that we are subject to under the UMB License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms.

Investigator-Sponsored Study Agreements

Investigator-Sponsored Study Agreement with Maastricht University of the Netherlands

On November 1, 2020, we entered into an investigator-sponsored study agreement with Maastricht University of the Netherlands. The research project is a clinical study to examine the effects of repeated low doses of psilocybin and lysergic acid diethylamide on cognitive and emotional dysfunctions in Parkinson’s disease and to understand its mechanism of action. The agreement shall terminate on October 31, 2024, unless earlier terminated pursuant to the terms thereof. We shall pay a total fee of 433,885 Euros ($507,602 USD) exclusive of value added tax based on a payment schedule set forth in the agreement.

Investigator-Sponsored Study Agreement with UMB

On January 5, 2021, we entered into an investigator-sponsored study agreement with UMB. The research project is a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of Multiple Sclerosis (“MS”). More specifically, the study is designed to evaluate (1) whether MS-1-displaying liposomes can effectively deliver dexamethasone to the central nervous system and (2) whether MS-1-displaying liposomes are superior to plain liposomes, also known as free drug, in inhibiting the relapses and progression of Experimental Autoimmune Encephalomyelitis. Pursuant to the agreement, the research commenced on March 1, 2021 and will continue until substantial completion, subject to renewal upon mutual written consent of the parties. The total cost under the S investigator-sponsored study agreement shall not exceed $81,474.

NFID Branded Apparel

In addition to our primary focus on psychedelic research, we have also been engaged in the development of a streetwear apparel brand, NFID, which stands for “No Found Identification.” We originally acquired the assets relating to the NFID brand pursuant to an Asset Purchase Agreement, entered into on September 29, 2018, with Blind Faith Concepts Holdings, Inc., in exchange for 2,000,000 shares of our common stock. The acquired NFID assets consisted of three trademarks related to the NFID brand, the NFID website, shoe designs and samples, as well as the assumption of a one-year Brand Ambassador Agreement.

We have developed NFID as an exclusive brand of apparel consisting initially of sweatshirts, hoodies, t-shirts, jackets and hats. Our clothing brand features lifestyles graphic designs. The collection is inspired towards the lifestyle and wellness culture.

Recent Developments

Joint Venture Agreement with Zylö Therapeutics, Inc.

On April 22, 2021 (“JV Agreement Effective Date”), we entered into a joint venture agreement (the “JV Agreement”) with Zylö Therapeutics, Inc. (“ZTI”) pursuant to which we agreed to form a joint venture entity, to be named Ketamine Joint Venture, LLC (the “Joint Venture”), to, among other things, focus on the clinical development of ketamine using ZTI’s Z-pod™ technology (the “Venture”). Pursuant to the JV Agreement, we shall act as the manager (the “Manager”) of the Joint Venture. The Venture shall terminate if the development program does not meet certain specifications and milestones as set forth in the JV Agreement within 30 days of the date set forth in the JV Agreement. Notwithstanding the foregoing, we may, in our sole discretion, terminate the Venture at any time.

Pursuant to the terms of the JV Agreement, (A) we shall contribute (1) $225,000 and (2) our expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the JV Agreement, 51% of the interest in the Joint Venture shall initially be owned by us and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. Furthermore, pursuant to the terms of the JV Agreement, ZTI shall grant the Joint Venture a sublicense pursuant to its license agreement with Albert Einstein College of Medicine dated November 27, 2017, in the event that the Company or a third party makes a request indicating that the patented technology (the “Patented Technology”) licensed to ZTI pursuant to such license agreement is needed to advance the development of the Joint Venture or it is contemplated or determined that the Patented Technology will be sold. Furthermore, pursuant to the JV Agreement, ZTI granted us an exclusive option to enter into a separate joint venture for the clinical development of psilocybin using ZTI’s Z-pod™ technology on the same terms and conditions set forth in the JV Agreement, which option shall expire 24 months after the JV Agreement Effective Date.

Going Concern

Our unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, we had a net loss and cash used in operations of $930,702 and $311,818 for the three months ended March 31, 2021, respectively. Additionally, we had an accumulated deficit and stockholders’ equity of $8,097,020 and $4,227,823 at March 31, 2021, respectively, and have generated minimal revenues under our new business plan. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional capital through debt and/or equity financings. We may seek to raise capital through additional debt and/or equity financings to fund our operations in the future. If we are unable to raise additional capital or secure additional lending in the near future to fund our business plan, we may need curtail or cease our operations. Our unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

COVID-19

The outbreak of the novel Coronavirus (COVID-19) evolved into a global pandemic. The Coronavirus has spread to many regions of the world. The extent to which the Coronavirus impacts the Company’s business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the Coronavirus and the actions to contain the Coronavirus or treat its impact, among others.

As a result of the continuing spread of the Coronavirus, certain aspects of the Company’s business operations may be delayed or subject to interruptions. Specifically, as a result of the shelter-in-place orders and other mandated local travel restrictions, among other things, the research and development activities of certain of the Company’s partners may be affected, which may result in delays to the Company’s clinical trials, and the Company can provide no assurance as to when such trials, if delayed, will resume at this time or the revised timeline to complete trials once resumed.

Furthermore, site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If the Coronavirus continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and the Company may be unable to conduct its clinical trials.

Infections and deaths related to the pandemic may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay U.S. Food and Drug Administration review and/or approval with respect to the Company’s clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of the Company’s clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of the Company’s product candidates.

The spread of the Coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on the Company’s business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may negatively impact the Company’s ability to access capital on favorable terms, if at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the Coronavirus could materially and adversely affect the Company’s business and the value of its common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, its clinical trials, its research programs, healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s operations, and the Company will continue to monitor the situation closely.

Equity Investments

At March 31, 2021, equity investments, at fair value consisted of preferred equity securities of one entity, AIkido. Equity investments are carried at fair value with unrealized gains or losses included in income (expense). Realized gains and losses are determined on a specific identification basis and are included in other income (expense). We review equity investments, at fair value for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

At March 31, 2021 and December 31, 2020, equity investments, at cost are comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

Results of Operations

Comparison of Our Results of Operations for the Three Months Ended March 31, 2021 and 2020

Results of Operations

The following table summarizes the results of operations for the three months ending March 31, 2021 and 2020 based primarily on the comparative unaudited financial statements, footnotes and related information for the periods identified, and should be read in conjunction with our condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	Three Months Ended March 31,
	2021	2020
Revenues
License fees	$17,188	$294
Apparel	30,245	-
Total Revenues	47,433	294
Cost of revenues
License fees	625	-
Apparel	31,325	84
Total cost of revenues	31,950	84
Gross profit	15,483	210
Operating expenses	(983,586)	(159,568)
Loss from operations	(968,103)	(159,358)
Other (expense) income, net	37,401	(79,519)
Net loss	$(930,702)	$(238,877)

Revenues:

During the three months ended March 31, 2021, we generated minimal revenues from operations. For the three months ended March 31, 2021, revenues consisted of revenues on licensing fees related to our biopharmaceutical operation of $17,188 as compared to $294 during the three months ended March 31, 2020. Such revenues are primarily related to the AIkido License Agreement.

For the three months ended March 31, 2021, revenues also consisted of revenues generated from the sale of NFID products of $30,245 as compared to $0 for the three months ended March 31, 2020.

Cost of Revenues:

During the three months ended March 31, 2021, cost of revenues on license fees related to our biopharmaceutical operation amounted to $625 as compared to $0“UMB License Agreement for the three months ended March 31, 2020. The primary components of cost of revenues on license fees include the cost of the license fees primarily related to the UMB License Agreement.

During the three months ended March 31, 2021, cost of revenues also amounted to $31,325 as compared to $84 for the three months ended March 31, 2020 related to the sale of NFID products. The primary components of cost of revenues on apparel include the cost of the product, production costs, warehouse storage costs and shipping fees.

Operating Expenses:

For the three months ended March 31, 2021 and 2020, total operating expenses consisted of the following:

	For the Three Months Ended March 31,
	2021	2020
Compensation expense	$112,292	$30,578
Professional fees	698,706	77,933
Product development	19,387	35,019
Research and development	48,602	-
Insurance expense	21,706	-
Bad debt (recovery) expense	(7,500)	(1,000)
Selling, general and administrative expenses	90,393	17,038
Total operating expenses	$983,586	$159,568

●	Compensation expense:

For the three months ended March 31, 2021, compensation expense increased by $81,714, or 267%, as compared to the three months ended March 31, 2020. This increase was primarily attributable to an increase of our Chief Executive Officer’s compensation and related benefits expense of $18,714, increase in compensation expense for directors of $1,500 and bonuses paid to our Chief Executive Officer and directors of an aggregate amount of $61,500.

●	Professional fees:

For the three months ended March 31, 2021, professional fees increased by $620,773 or 797%, as compared to the three months ended March 31, 2020. The increase was primarily attributable to an increase in stock-based legal fees of $83,728, increase in stock-based consulting fees of $101,222 related to the issuance of shares to consultants for business advisory and strategic planning services, an increase legal fees of $105,532, an increase investor relation fees of $157,195, and an increase in other consulting fees of $172,963.

●	Product development:

For the three months ended March 31, 2021 and 2020, in connection with the development of our NFID product line, we incurred product development costs of $19,387 and $35,019, respectively, a decrease of $15,632, or 45%. The decrease was as a result of a decrease in our NFID operations as we shifted our focus to our new line of business with respect to rare disease therapeutics which is our biopharmaceutical operations.

●	Research and development:

For the three months ended March 31, 2021 and 2020, the Company incurred $48,602 and $0, respectively, in research and development costs in connection with the Investigator-sponsored Study Agreement with Maastricht University and UMB.

●	Insurance expense:

For the three months ended March 31, 2021, insurance expense increased to $21,706, or an increase of 100%, as compared to $0 for the three months ended March 31, 2020. This increase was a result of increase in the cost of renewal of certain insurance policies.

●	Bad debt recovery:

For the three months ended March 31, 2021 and 2020, we recorded bad debt recovery of $7,500 and $1,000, respectively. We recorded bad debt recovery from the collection of a previously written off note receivable deemed uncollectible.

●	Selling, general and administrative expenses:

Selling, general and administrative expenses consist of advertising and promotion, patent related expenses, transfer agent fees, custodian fees, bank service charges, travel, and other fees and expenses. For the three months ended March 31, 2021, general and administrative expenses increased by $73,355, or 431%, as compared to the three months ended March 31, 2020. The increase in selling, general and administrative expenses was primarily attributed to an increase in advertising and promotion expense, patent related expenses, EDGAR filing fees, annual board meeting expenses, and other expenses related to our new business operations.

Loss from Operations:

For the three months ended March 31, 2021 and 2020, loss from operations amounted to $968,103 and $159,358, respectively, an increase of $808,745, or 508%. The increase was primarily a result of the changes in operating expenses discussed above.

Other (Expenses) Income:

For the three months ended March 31, 2021, other income amounted to $37,401 as compared to other expenses of $79,519 for the three months ended March 31, 2020, an increase of $116,920, or 147%.

●	Interest income:

For the three months ended March 31, 2021 and 2020, we earned interest income of $0 and $3,033, primarily resulting from interest earned on notes receivable. The decrease was attributable to the decrease in income-earning notes receivable as a result of an allowance established in 2020, ceasing accrual of interest and collections on some principal amounts of notes receivables.

●	Interest expense:

During the three months ended March 31, 2021, we incurred interest expense of $1,349 primarily related to our PPP loan. During the three months ended March 31, 2020, we incurred interest expense of $82,500 primarily related to the increase in borrowings under convertible debt agreements which included amortization of debt discount to interest expense of $82,500.

●	Net change in unrealized gain on investments:

During the three months ended March 31, 2021, we recorded an unrealized gain on equity investments of $38,750 attributable to our analysis of the fair value of our investment in AIkido as compared to $0 for the three months ended March 31, 2020.

Net Loss:

For the three months ended March 31, 2021 and 2020, net loss amounted to $930,702 or $(0.03) per common share (basic and diluted), and $238,877, or $(0.01) per common share (basic and diluted), respectively, an increase of $691,825, or 290%. The increase was primarily a result of the increase in operating expenses, and other expenses, discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $5,154,823 and $4,636,539 in cash and cash equivalents as of March 31, 2021, and working capital of $1,284,941 and $1,128,389 in cash and cash equivalents as of December 31, 2020.

	March 31, 2021	December 31, 2020	Working Capital Change	Percentage Change
Working capital:
Total current assets	$5,481,812	$1,426,664	$4,055,148	284%
Total current liabilities	(326,989)	(141,723)	(185,266)	131%
Working capital:	$5,154,823	$1,284,941	$3,869,882	301%

The increase in working capital of $3,869,882 was primarily attributable to an increase in cash of $3,508,150, an increase in equity investments of $570,000, an increase in inventory of $11,181 offset by decreases in notes receivable of $23,500 prepaid and other current assets - current of $10,683 and an increase in current liabilities of $185,266 primarily from increases in accounts payable and deferred revenue.

On February 9, 2021, we entered into Securities Purchase Agreements with certain institutional and accredited investors for the sale of an aggregate of 4,276 shares of our Series C Convertible Preferred Stock and warrants to purchase up to 14,253,323 shares of our common stock in a private placement for gross proceeds of approximately $4,276,000, before deducting placement agent and other offering expenses of $484,898.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$(311,818)	$(117,609)
Cash provided by investing activities	23,500	-
Cash provided by financing activities	3,796,468	15,000
Net (decrease) increase in cash	$3,508,150	$(102,609)

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $311,818 for the three months ended March 31, 2021 as compared to $117,609 for the three months ended March 31, 2020, an increase of $194,209.

Net cash flow used in operating activities for the three months ended March 31, 2021 primarily reflected a net loss of $930,702 adjusted for the add-back of non-cash items such as total stock-based compensation of $184,950, changes in operating asset and liabilities primarily consisting of an increase in inventory of $11,181, increase in total prepaid expenses and other current assets (current and non-current) of $109,914, an increase in accounts payable and accrued expenses of $110,967 and an increase in total deferred revenue of $482,812 offset by net unrealized gain on equity investments of $38,750.

Net cash flow used in operating activities for the three months ended March 31, 2020 primarily reflected a net loss of $238,877 adjusted for the add-back of non-cash items such as amortization of debt discount of $82,500, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets – current of $13,034, and an increase in accounts payable and accrued expenses of $51,297.

Net Cash Provided by Investing Activities

Net cash flow provided by investing activities was $23,500 for the three months ended March 31, 2021 as compared to $0 for the three months ended March 31, 2020 and consisted of proceeds from collection on a note receivable.

Cash Provided by Financing Activities

Net cash provided by financing activities was $3,796,468 for the three months ended March 31, 2021 as compared to $15,000 for the three months ended March 31, 2020. During the three months ended March 31, 2021, we received net proceeds from sale of our Series C Convertible Preferred Stock of $3,794,102 and advance from a related party of $2,366. During the three months ended March 31, 2020, we received net proceeds from a related party loan $15,000.

Cash Requirements

We believe that our existing available cash will not be enough to enable us to meet the working capital requirements for at least 12 months from the date of this report. Our primary uses of cash have been for salaries, fees paid to third parties for professional services, and general and administrative expenses. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business;

●	An increase in research and development fees related to our biopharmaceutical operations;

●	Addition of administrative and other personnel as the business grows; and

●	The cost of being a public company.

Since we believe that our existing available cash will not enable us to meet our working capital requirements for at least 12 months from the date of this report, we will need to raise additional funds. If we are unable to raise capital, we may be required to reduce the scope of our product development and marketing activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you will lose all of your investment.

Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional funds through debt and/or equity financings. We will seek to raise capital through additional debt and/or equity financings to fund operations, for product development and for marketing in the future. If we are unable to raise capital or secure lending in the near future, management expects that we may need to curtail or cease our operations.

Until such time as we generate substantial product revenue to offset operational expenses, we expect to finance our cash needs through a combination of public and private equity offerings and debt financing. We may be unable to raise capital or enter into such other arrangements when needed, on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition. We have no agreements or arrangements to raise capital.

We currently have no material commitments for any capital expenditures.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements (as defined in the rules and regulations of the SEC) or any commitments or contractual obligations.

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

Inventory

Inventory, consisting of raw materials and finished goods, are stated at the lower of cost and net realizable value utilizing the first-in, first-out method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, we will record reserves for the difference between the cost and the net realizable value. These reserves shall be recorded based on estimates and included in cost of sales. Additionally, we shall make an analysis of its inventory for any slow-moving inventory.

Equity Investments, at fair value

Equity investments are carried at fair value with unrealized gains or losses included in income (expense). Realized gains and losses are determined on a specific identification basis and are included in other income (expense). We review equity investments, at fair value for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

Equity Investments, at Cost

Equity investments, at cost are comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

Fair Value of Financial Instruments and Fair Value Measurements

We use the guidance of Accounting Standards Codification (“ASC”) Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

For license and royalty income, revenue is recognized when we satisfy the performance obligation based on the related license agreement. Payments received from licensee that are related to future periods are recorded as deferred revenue to be recognized as revenues over the term of the related license agreement.

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. We have elected to recognize forfeitures as they occur as permitted under Accounting Standards Update 2016-09 Improvements to Employee Share-Based Payment.

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

We follow the provisions of Financial Accounting Standards Board ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. We do not believe we have any uncertain tax positions as of March 31, 2021 that would require either recognition or disclosure in the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2021, our disclosure controls and procedures were not effective because of the material weaknesses set forth below.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses:

●	We lack segregation of duties within accounting functions duties as a result of our limited financial resources to support hiring of personnel.

●	The lack of multiples levels of management review on complex business, accounting and financial reporting issues.

●	We have not implemented adequate system and manual controls.

While we used the services of third-party accountant who is a certified public accountant to provide accounting and financial reporting services to us, we lack both an adequate number of personnel with requisite expertise in the key functional areas of finance and accounting and an adequate number of personnel to properly implement control procedures. In addition, while we have independent directors, we do not have an audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. These factors represent material weaknesses in our internal controls over financial reporting. Although we believe the possibility of errors in our financial statements is remote, and expect to continue to use a third party accountant to address shortfalls in staffing and to assist us with accounting and financial reporting responsibilities in an effort to mitigate the lack of segregation of duties, until such time as we expand our staff with qualified personnel, we expect to continue to report material weaknesses in our internal control over financial reporting.

(b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting the quarter ended March 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 29, 2021 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report.  You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibits
10.1	Patent License Agreement by and among the Company and Silo Pharma, Inc., a Florida corporation and their affiliates and subsidiaries and AIkido Pharma Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021)

10.2

Sponsored Research Agreement by and between the Company and the University of Maryland, Baltimore (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021)

10.3+	Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2021)

10.4+

First Amendment to Employment Agreement, dated January 18, 2021, by and between the Company and Eric Weisblum (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021)

10.5	Form of Securities Purchase Agreement, dated as of February 9, 2021, between Silo Pharma, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2021)

10.6	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2021)

10.7	Form of Registration Rights Agreement, dated as of February 9, 2021, between Silo Pharma, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2021)

10.8	Form of Lock-Up Agreement, dated as of February 9, 2021 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2021)

10.9	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 12, 2021)

10.10#	Master License Agreement, dated February 12, 2021, by and between the Company and the University of Maryland, Baltimore (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

10.11#	Letter of Intent, dated February 12, 2021, by and between the Company and AIkido Pharma, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+ #

Indicates a management contract or any compensatory plan, contract or arrangement.

Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILO PHARMA, INC.

Dated: May 17, 2021	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)