Form 10-Q
period 2021-06-30
Silo Pharma, Inc.
filed 2021-08-13
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 11, 2021, 98,671,970 shares of common stock, par value $0.0001 per share, were outstanding.

SILO PHARMA, INC.

FORM 10-Q

JUNE 30, 2021

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,150,928	$1,128,389
Equity investments	600,200	200
Notes receivable, net	-	23,500
Prepaid expenses and other current assets - current	167,591	241,091
Inventory	55,607	33,484

Total Current Assets	4,974,326	1,426,664

Prepaid expenses - non-current	29,577	-

Total Assets	$5,003,903	$1,426,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$192,033	$127,069
Note payable - current portion	-	14,654
Deferred revenue - current portion	72,102	-

Total Current Liabilities	264,135	141,723

LONG TERM LIABILITIES:
Deferred revenue - long-term portion	973,935	-
Note payable - long-term portion	-	4,246

Total Long Term Liabilities	973,935	4,246

Total Liabilities	1,238,070	145,969

Commitment and Contingencies (see Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series B convertible preferred stock, $0.0001 par value, 2,000 shares designated; none and 115 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively ($1,000 per share liquidation value)	-	-
Series C convertible preferred stock, $0.0001 par value, 4,280 shares designated; 227 and none shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively ($1,000 per share liquidation value)	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 98,636,970 and 85,141,956 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	9,864	8,514
Additional paid-in capital	12,314,979	7,034,502
Accumulated deficit	(8,559,010)	(5,762,321)

Total Stockholders’ Equity	3,765,833	1,280,695

Total Liabilities and Stockholders’ Equity	$5,003,903	$1,426,664

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

REVENUES:
License fees	$18,025	$-	$35,213	$-
Apparel	50,060	2,216	80,305	2,510

Total revenues	68,085	2,216	115,518	2,510

COST OF REVENUES
License fees	1,460	-	2,085	-
Apparel	37,036	1,333	68,361	1,417

Total cost of revenues	38,496	1,333	70,446	1,417

GROSS PROFIT	29,589	883	45,072	1,093

OPERATING EXPENSES:
Compensation expense	54,942	649,312	167,234	679,890
Professional fees	299,801	312,323	998,507	390,256
Product development	13,650	1,306	33,037	36,325
Research and development	98,846	-	147,448	-
Insurance expense	29,015	3,982	50,721	3,982
Bad debt recovery	(46,000)	-	(53,500)	(1,000)
Selling, general and administrative expenses	89,367	30,653	179,760	47,691

Total operating expenses	539,621	997,576	1,523,207	1,157,144

LOSS FROM OPERATIONS	(510,032)	(996,693)	(1,478,135)	(1,156,051)

OTHER INCOME (EXPENSE):
Interest income	-	2,937	-	5,970
Gain on forgiveness of PPP note payable	19,082	-	19,082	-
Other income	-	3,000	-	3,000
Interest expense	(1,040)	(186,103)	(2,389)	(268,603)
Interest expense - related party	-	(172)	-	(224)
Loss on debt extinguishment	-	(198,000)	-	(198,000)
Net unrealized gain on equity investments	30,000	-	68,750	-

Total other income (expense)	48,042	(378,338)	85,443	(457,857)

NET LOSS	(461,990)	(1,375,031)	(1,392,692)	(1,613,908)

Deemed dividend	-	(69,000)	(1,403,997)	(69,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(461,990)	$(1,444,031)	$(2,796,689)	$(1,682,908)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.04)	$(0.03)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	96,857,408	35,128,100	91,032,045	46,930,204

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2020	-	$-	-	$-	85,141,956	$8,514	$7,034,502	$(5,762,321)	$1,280,695

Series C preferred stock issued for cash, net of offering cost	-	-	4,276	-	-	-	3,794,102	-	3,794,102

Deemed dividend upon issuance of preferred stock	-	-	-	-	-	-	1,403,997	(1,403,997)	-

Common stock warrants granted for services	-	-	-	-	-	-	83,728	-	83,728

Net loss	-	-	-	-	-	-	-	(930,702)	(930,702)

Balance, March 31, 2021	-	$-	4,276	$-	85,141,956	$8,514	$12,316,329	$(8,097,020)	$4,227,823

Issuance of common stock for conversion of preferred stock	-	-	(4,049)	-	13,495,014	1,350	(1,350)	-	-

Net loss	-	-	-	-	-	-	-	(461,990)	(461,990)

Balance, June 30, 2021	-	$-	227	$-	98,636,970	$9,864	$12,314,979	$(8,559,010)	$3,765,833

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2019	115	$-	-	$-	23,604,207	$2,361	$2,630,551	$(2,655,804)	$(22,892)

Net loss	-	-	-	-	-	-	-	(238,877)	(238,877)

Balance, March 31, 2020	115	$-	-	$-	23,604,207	$2,361	$2,630,551	$(2,894,681)	$(261,769)

Common Stock issued for cash, net of offering cost	-	-	-	-	37,758,116	3,775	2,111,958	-	2,115,733

Common Stock issued for future services	-	-	-	-	8,586,184	859	686,036	-	686,895

Preferred Shares Exchanged for Common Stock	(115)	-	-	-	1,437,500	144	(144)	-	-

Common Stock issued in connection with employment agreement	-	-	-	-	7,630,949	763	609,713	-	610,476

Common Stock issued for Exchange of Notes	-	-	-	-	4,125,000	412	527,588	-	528,000

Deemed dividend on Preferred Stock Exchange	-	-	-	-	-	-	69,000	(69,000)	-

Net loss	-	-	-	-	-	-	-	(1,375,031)	(1,375,031)

Balance, June 30, 2020	-	$-	-	$-	83,141,956	$8,314	$6,634,702	$(4,338,712)	$2,304,304

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,392,692)	$(1,613,908)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	83,728	610,476
Amortization of debt discount to interest expense	-	268,125
Amortization of prepaid stock-based expense	107,970	217,305
Bad debt recovery	(46,000)	-
Net unrealized gain on equity investments	(68,750)	-
Gain on forgiveness of PPP note payable and accrued interest	(19,082)	-
Loss from debt extinguishment	-	198,000
Change in operating assets and liabilities:
(Increase) decrease in inventory	(22,123)	1,428
Increase in prepaid expenses and other current assets - current	(34,470)	(39,413)
Increase in prepaid expenses - non-current	(29,577)	-
Increase in accounts payable and accrued expenses	65,146	17,931
Increase in deferred revenue	514,787	-

NET CASH USED IN OPERATING ACTIVITIES	(841,063)	(340,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection on note receivable	69,500	15,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	69,500	15,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	-	35,000
Proceeds from note payable	-	18,900
Repayment of note payable - related party	-	(35,000)
Net proceeds from sale of common stock	-	2,113,733
Net proceeds from sale of preferred stock	3,794,102	-
Repayment of advance from a related party	(2,366)	-
Advance from a related party	2,366	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,794,102	2,132,633

NET INCREASE IN CASH AND CASH EQUIVALENTS:	3,022,539	1,807,577

CASH AND CASH EQUIVALENTS - beginning of period	1,128,389	111,752

CASH AND CASH EQUIVALENTS - end of period	$4,150,928	$1,919,329

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$224
Income taxes	$-	$-

Non-cash investing and financing activities:
Common Stock issued for prepaid services	$-	$469,590
Common Stock issued for Exchange of Notes	$-	$528,000
Increase in equity investments recorded as deferred revenue pursuant to a patent license agreement	$531,250	$-

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

Silo Pharma, Inc. (formerly Uppercut Brands, Inc.) (the “Company”) was incorporated in the State of New York on July 13, 2010 under the name Gold Swap, Inc. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware.

The Company is a developmental stage biopharmaceutical company focused on merging traditional therapeutics with psychedelic research. The Company seeks to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases, including the use of psychedelic drugs, such as psilocybin, and the potential benefits they may have in certain cases involving depression, mental health issues and neurological disorders. The Company is focused on merging traditional therapeutics with psychedelic research for people suffering from indications such as depression, post-traumatic stress disorder (“PTSD”), Parkinson’s, and other rare neurological disorders. The Company’s mission is to identify assets to license and fund the research which the Company’s believes will be transformative to the well-being of patients and the health care industry. In addition to the Company’s primary focus on psychedelic research, the Company has been engaged in the development of a streetwear apparel brand, NFID.

On October 4, 2013, the Company filed a Form N-54A and elected to become a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company previously elected to be treated for federal income tax purpose as a regulated investment company, (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”). Through September 29, 2018, the Company met the definition of RIC in accordance with the guidance under Accounting Standards Codification (“ASC”) Topic 946 “Financial Services – Investment Companies”. On September 29, 2018, the Company filed Form N-54C, Notification of Withdrawal of Election to be Subject to Section 55 through 65 of the 1940 Act, as the Company changed the nature of its business so as to cease to be a business development company (See Note 2 – Basis of Presentation). Additionally, since 2017, the Company has been subject to income taxes at corporate tax rates.

On May 21, 2019, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware to change its name from Point Capital, Inc. to Uppercut Brands, Inc. Thereafter, on September 24, 2020, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware to change its name from Uppercut Brands, Inc. to Silo Pharma, Inc.

On April 8, 2020, the Company incorporated a new wholly-owned subsidiary, Silo Pharma Inc., in the State of Florida. The Company has also secured the domain name www.silopharma.com. The Company has been exploring opportunities to expand the Company’s business by seeking to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases, including the use of psychedelic drugs, such as psilocybin, and the potential benefits they may have in certain cases involving depression, mental health issues and neurological disorders. In July 2020, through the Company’s newly formed subsidiary, the Company entered into a commercial evaluation license and option agreement with University of Maryland, Baltimore (“UMB”) (see Note 9) pursuant to which, among other things, UMB granted the Company an exclusive, option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license to with respect to certain technology. The option was extended and exercised on January 13, 2021. On February 12, 2021, the Company entered into a Master License Agreement with UMB (see Note 9). The Company plans to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand the Company’s business to focus on this new line of business.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED)

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss and cash used in operations of $1,392,692 and $841,063, respectively, for the six months ended June 30, 2021.  Additionally, the Company had an accumulated deficit of $8,559,010 at June 30, 2021and has generated minimal revenues under its new business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional capital pursuant to debt or equity financings. The Company may seek to raise additional capital through additional debt and/or equity financings to fund its operations in the future; however, no assurance can be provided that the Company will be able to raise additional capital on favorable terms, or at all. If the Company is unable to raise additional capital or secure additional lending in the future to fund its business plan, the Company may need to curtail or cease its operations. On February 9, 2021, the Company entered into securities purchase agreements with certain institutional and accredited investors pursuant to which it sold an aggregate of 4,276 shares of its newly designated Series C Convertible Preferred Stock and warrants to purchase up to 14,253,323 shares of it ss common stock for gross proceeds of approximately $4,276,000, before deducting placement agent and other offering expenses. The closing of the offering occurred on February 12, 2021 (See Note 7). These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the six months ended June 30, 2021 and 2020 include the collectability of notes receivable, the valuation of the Company’s equity investments, estimates for obsolete and slow-moving inventory, estimates of the deemed dividend, valuation allowances for deferred tax assets, the fair value of warrants issued with debt and for services, and the fair value of shares issued for services and in settlements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At June 30, 2021 and December 31, 2020, the Company had cash in excess of FDIC limits of approximately $3,798,000, and approximately $880,000, respectively.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets - current of $167,591 and $241,091 at June 30, 2021 and December 31, 2020, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses and other current assets – non-current of $29,577 and $0 at June 30, 2021 and December 31, 2020, respectively, consist primarily of costs paid for license fees and future services which will occur after a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, business advisory, legal services, license fees, research and development fees, and insurance which are being amortized over the terms of their respective agreements.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED)

Inventory

Inventory consisting of raw materials and finished goods are stated at the lower of cost and net realizable value utilizing the first-in, first-out method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves shall be recorded based on estimates and included in cost of sales. The Company did not record an inventory write-down of its raw material during the six months ended June 30, 2021.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED)

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of June 30, 2021 and December 31, 2020 that would require either recognition or disclosure in the accompanying unaudited condensed consolidated financial statements.

Research and development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the six months ended June 30, 2021 and 2020, research and development costs were $147,448 and $0, respectively. During the three months ended June 30, 2021 and 2020, research and development costs were $98,846 and $0, respectively.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the as-if converted method. Potentially dilutive securities which included convertible preferred shares and stock options are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the six months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Series A convertible preferred stock	-	2,000,000
Series B convertible preferred stock	-	-
Series C convertible preferred stock	756,667	-
Stock options	300,000	300,000
Warrants	17,353,987	-

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED)

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

Equity investments, at fair value

The Company accounted for certain equity investments at fair value using level 1, level 2 and level 3 valuations. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2021and December 31, 2020:

	At June 30, 2021 (Unaudited)			At December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Equity investments, at fair value	$—	$600,000	$—	$—	—	$—

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

At June 30, 2021, equity investments, at fair value consisted of preferred equity securities of one entity, AIkido Pharma, Inc. (see Note 9).

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED)

The following are the Company’s equity investments, at fair value owned by levels within the fair value hierarchy at June 30, 2021:

	Level 1	Level 2	Level 3	Total
Common Stock	$—	$600,000	$—	$600,000
Total Investments	$—	$600,000	$—	$600,000

At June 30, 2021and December 31, 2020, equity investments, at fair value consisted of the following components:

	June 30, 2021	December 31, 2020
Equity investments, at original cost	$531,250	$—
Gross unrealized appreciation	68,750	—
Equity investments, at fair market value	$600,000	$—

Equity Investments, at Cost

At June 30, 2021and December 31, 2020, equity investments, at cost of $200 comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

NOTE 4 – INVENTORY

At June 30, 2021, and December 31, 2020, inventory, including jackets, t-shirts, sweatshirts, hats and fabric, consisted of the following:

	June 30, 2021	December 31, 2020

Raw materials	$866	$1,425
Finished goods	54,741	32,059
Inventory	$55,607	$33,484

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED)

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

During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company recorded $7,500 and $9,000 to bad debt recovery for cash payment received on an older note receivable that was previously written off prior to 2019. On March 10, 2021, the Company collected $23,500 related to this note receivable. On June 7, 2021, the Company and the investor, entered into a settlement agreement whereby both parties agreed to settle the remaining balance of this note receivable which was previously written off in year 2020 for a total of $46,000. The Company collected the $46,000 on June 9, 2021 and accordingly reduced the allowance for doubtful accounts against bad debt recovery for cash payment received.

As of June 30, 2021 and December 31, 2020, notes receivable, net, consisted of the following:

	June 30, 2021	December 31, 2020

Principal amounts of notes receivable	$220,000	$250,000
Collections on notes receivables	(69,500)	(30,000)
Less: allowance for doubtful accounts	(150,500)	(196,500)
Notes receivable, net	$—	$23,500

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED)

NOTE 6 – NOTE PAYABLE

Paycheck Protection Program Funding

On April 30, 2020, the Company received federal funding in the amount of $18,900 through the Paycheck Protection Program (the “PPP”). PPP funds had certain restrictions on use of the funding proceeds, and generally must be repaid within two years and accrued interest at a rate of 1% per annum. The PPP loan may, under circumstances, be forgiven. No payment was due by the Company during the nine months period beginning on the date of this note (“Deferral Period”). Commencing one month after the expiration of the Deferral Period, the Company was to pay the lender monthly payments of principal and interest, each in equal amount required to fully amortize by the maturity date. If a payment on this note was more than ten days late, the lender would charge a late fee of up to 5% of the unpaid portion of the regularly scheduled payment. As of June 30, 2021, the principal balance of this note amounted to $18,900 and accrued interest of $174.

During the six months ended June 30, 2021, the Company recognized $54 of interest expense. In April 2021, the Company was notified by the Small Business Administration that the principal and accrued interest under the PPP loan has been forgiven in full. Accordingly, the Company recorded the principal balance of $18,900 and accrued interest of $182 to gain on forgiveness of PPP note payable during the six months ended June 30, 2021.

	As of June 30, 2021	As of December 31, 2020

Principal amount	$-	$18,900
Less: current portion	-	(14,654)
Note payable - long term portion	$-	$4,246

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED)

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

Forced Conversion. Notwithstanding anything herein to the contrary, after the date that the Company’s stockholder approval is obtained and deemed effective, the Company may deliver a written notice to all holders (the “Forced Conversion Notice Date”) to cause each holder to convert all or part of such holder’s Series C Convertible Preferred Stock pursuant to Section 6 (“Forced Conversion”), it being agreed that the conversion date shall be deemed to occur no later than the earlier of (i) two (2) trading days and (ii) the number of trading days comprising the standard settlement period following the Forced Conversion Notice Date; provided, however, a holder shall only be required to convert pursuant to a Forced Conversion to the extent that such conversion would not cause a holder to exceed its beneficial ownership limitation. On March 10, 2021, the Company obtained the stockholders’ approval forcing the conversion of all the Series C Convertible Preferred Stock. On April 12, 2021, the Company notified holders of its Series C Convertible Preferred Stock of its election to force the conversion to its Series C Convertible Preferred Stock into shares of the Company’s common stock (see discussion below).

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED)

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

Conversion of Series C Convertible Preferred Stock

On April 12, 2021, the Company notified holders of its Series C Convertible Preferred Stock of its election to force the conversion to its Series C Convertible Preferred Stock into shares of the Company’s common stock pursuant to the Certificate of Designations (see discussion above) unless such conversion would cause the holder to exceed its beneficial ownership limitation pursuant to the Certificate of Designations. On April 14, 2021, the Company converted 4,049 Series C Convertible Preferred Stock into 13,495,014 shares of common stock. Currently, there are 227 shares of the Company’s Series C Convertible Preferred Stock which remain outstanding.

Common stock

Increase in Authorized Shares

On March 10, 2021, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware to increase the authorized number of shares of common stock of the Company from 100,000,000 shares to 500,000,000 shares.

Stock options

On January 18, 2021, the board of directors (“Board of Directors” or “Board”) of the Company approved the Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan (the “Plan”) to incentivize employees, officers, directors and consultants of the Company and its affiliates. 8,500,000 shares of common stock are reserved and available for issuance under the Plan , provided that certain exempt awards (as defined in the Plan), shall not count against such share limit. The Plan provides for the grant, from time to time, at the discretion of the Company’s Board or a committee thereof, of cash, stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation units and other stock or cash-based awards. The Plan shall terminate on the tenth anniversary of the date of adoption by the Board of Directors. Subject to certain restrictions, the Board of Directors may amend or terminate the Plan at any time and for any reason. An amendment of the Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, rules or regulations. On March 10, 2021, the stockholders of the Company approved the Plan.

Stock option activities for the six months ended June 30, 2021 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2020	300,000	$0.0001	3.5	74,970
Granted/issued	—	—	—	—
Forfeited	—	—	—	—
Balance Outstanding, June 30, 2021	300,000	$0.0001	3.04	$86,970
Exercisable, June 30, 2021	300,000	$0.0001	3.04	$86,970

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED)

Warrants

Warrant activities for the six months ended June 30, 2021 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2020	—	—	—	—
Granted	17,353,987	0.31	5.00	—
Forfeited	—	—	—	—
Balance Outstanding, June 30, 2021	17,353,987	$0.31	4.62	$12,500
Exercisable, June 30, 2021	17,353,987	$0.31	4.62	$12,500

On January 18, 2021, the Company granted warrants to purchase up to 250,000 shares of the Company’s common stock in exchange for legal services rendered. The warrants have a term of five years from the date of grant and are exercisable at an exercise price of $0.20 per share. The warrants were valued on the grant date at approximately $0.33 per warrant for a total of $83,728 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.35 per share (based on the quoted trading price on the date of grant), volatility of 169%, expected term of five year, and a risk-free interest rate of 0.46%. During the six months ended June 30, 2021, the Company recorded stock-based compensation of $83,728.

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

NOTE 8 – CONCENTRATIONS

Customer concentration

For the six months ended June 30, 2021 and 2020, no customer accounted for over 10% of total revenues from apparel sales. For the six months ended June 30, 2021, one licensee accounted for 100% of total revenues related to the Company’s biopharmaceutical operation as compared to no licensees for the six months ended June 30, 2020.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED)

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

On February 26, 2021, through the Company’s wholly-subsidiary, Silo Pharma, Inc., the Company entered into a commercial evaluation license and option agreement with UMB pursuant to which UMB has granted the Company an exclusive, non-sublicensable, non-transferable license to with respect to the exploration of the potential use of joint-homing peptides for use in the investigation and treatment of arthritogenic processes. In addition, UMB granted the Company an exclusive, option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license to with respect to the subject technology. This agreement was to expire six months from February 26, 2021, unless sooner terminated. Both parties may terminate this agreement within thirty days by giving a written notice. On July 6, 2021, the Company entered into a First Amendment Agreement with UMB pursuant to which the term of the agreement was extended by 6 months such that the agreement shall terminate on February 25, 2022 unless earlier terminated pursuant to the terms thereof; however, if the Company exercises the option, the agreement will expire at the end of the negotiation period (as defined in the agreement) or upon execution of a master license agreement, whichever occurs first. Pursuant to the agreement, the Company paid the license fee of $10,000 to UMB in March 2021 pursuant to this agreement which was recorded in professional fees during the six months ended June 30, 2021 since the Company could not conclude that such costs would be recoverable for this early-stage venture.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED)

Pursuant to the Master License Agreement, the Company shall pay UMB (i) a license fee (ii) certain event-based milestone payments, (iii) royalty payments depending on net revenues, and (iv) a tiered percentage of sublicense income. The Company shall pay to UMB a license fee of $75,000, payable as follows: (a) $25,000 shall be due within 30 days following the Master License Agreement Effective Date; and (b) $50,000 on or before the first anniversary of the Master License Agreement Effective Date. The license fee is non-refundable, and is not creditable against any other fee, royalty, or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The Company paid the $25,000 license fee on February 17, 2021 which was recorded in prepaid expenses to be amortized over the 15-year term. The Company recognized amortization expense of $1,875 during the six months ended June 30, 2021. At June 30, 2021, prepaid expense and other current assets – current amounted $5,000 and prepaid expenses – non-current amounts $18,125 as reflected in the accompanying condensed consolidated balance sheets.

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

JUNE 30, 2021 (UNAUDITED)

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

In December 2020, the Company paid the first payment which was recorded to prepaid expense and other current assets - current. The Company recognized amortization expense of $39,546 and $79,095 during the three and six months ended June 30, 2021, respectively.

Investigator-Sponsored Study Agreement with UMB

On January 5, 2021, the Company entered into an investigator-sponsored study agreement (the “Sponsored Study Agreement”) with the University of Maryland, Baltimore. The research project is a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of multiple sclerosis (“MS”). More specifically, the study is designed to evaluate (1) whether MS-1-displaying liposomes can effectively deliver dexamethasone to the CNS and (2) whether MS-1-displaying liposomes are superior to plain liposomes, also known as free drug, in inhibiting the relapses and progression of experimental autoimmune encephalomyelitis. Pursuant to the Sponsored Study Agreement, the research shall commence on March 1, 2021 and will continue until substantial completion, subject to renewal upon mutual written consent of the parties. The total cost under the Sponsored Study Agreement shall not exceed $81,474 which is payable in two equal installments of $40,737 upon execution of the Sponsored Study Agreement and $40,737 upon completion of the project with an estimated project timeline of nine months. The Company paid $40,737 on January 13, 2021 which was recorded in prepaid expense to be amortized over the nine-month period. The Company recognized amortization expense of $27,158 and $36,211 during the three and six months ended June 30, 2021, respectively.

Sponsored Research Agreement with The Regents of the University of California

On June 1, 2021 (the “Effective Date”), the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. Pursuant to the Agreement, the Company shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the Effective Date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. The Company paid the first payment of $40,000 pursuant to the payment schedule on the Sponsored Research Agreement on June 15, 2021 which was recorded to prepaid expense and other current assets – current to be amortized over the two-year period. The Company recognized amortization expense of $7,143 during the three and six months ended June 30, 2021.

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

In addition, the Agreement also provided that, if the Licensor exercised the option granted to it pursuant to its commercial evaluation license and option agreement with UMB, effective as of July 15, 2020, it would grant AIkido a non-exclusive sublicense (the “Right”) to certain UMB patent rights in the field of neuroinflammatory diseases occurring in patients diagnosed with cancer (the “Field”). Pursuant to the Agreement, AIkido agreed to pay the Licensor, among other things, (i) a one-time non-refundable cash payment of $500,000 and (ii) royalty payments equal to 2% of Net Sales (as defined in the Agreement) in the Field of Use in the Territory. In addition, AIkido agreed to issue the Licensor 500 shares of its newly designated Series M Convertible Preferred Stock which were to be converted into an aggregate of 625,000 shares of the AIkido’s common stock. On April 12, 2021, the Company entered into an amendment to the Patent License Agreement with AIkido dated January 5, 2021 whereby Aikido issued an aggregate of 625,000 restricted shares of Aikido’s common stock instead of the 500 shares of the Series M Convertible Preferred Stock.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED)

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

The Company valued the 500 Series M Convertible Preferred stock which was equivalent into AIkido’s 625,000 shares of common stock at a fair value of $0.85 per common share or $531,250 based quoted trading price of AIkido’s common stock on the date of grant. The Company recorded an equity investment of $531,250 (see Note 3) and deferred revenue of $531,250 to be recognized as revenues over the term of the license. Accordingly, the Company recorded a total deferred revenue of $1,031,250 ($500,000 cash received and $531,250 value of securities received) to be recognized as revenues over the 15-year term. The Company recognized revenues of $17,188 and $34,375 during the three and six months ended June 30, 2021, respectively. At June 30, 2021, deferred revenue – current portion amounted $68,750 and deferred revenue – long-term portion amounted $928,125 as reflected in the accompanying condensed consolidated balance sheets.

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

Pursuant to the Sublicense Agreement, AIkido agreed to pay us (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. The Company recognized revenues of $838 during the three and six months ended June 30, 2021. At June 30, 2021, deferred revenue – current portion amounted $3,352 and deferred revenue – long-term portion amounted $45,810 as reflected in the accompanying condensed consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED)

In connection with this Sublicense Agreement, on April 12, 2021, the Company paid $12,500, or 25% sublicense income to UMB pursuant to the Master License Agreement. The Company recognized amortization expense of $210 during the three and six months ended June 30, 2021.

Joint Venture Agreement with Zylö Therapeutics, Inc.

On April 22, 2021 (the “JV Effective Date”), the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Zylö Therapeutics, Inc. (“ZTI”) pursuant to which the parties agreed to form a joint venture entity, to be named Ketamine Joint Venture, LLC (the “Joint Venture”), to, among other things, focus on the clinical development of ketamine using ZTI’s Z-pod™ technology (the “Venture”). Pursuant to the JV Agreement, the Company shall act as the manager (the “Manager”) of the Joint Venture. The Venture shall terminate if the development program does not meet certain specifications and milestones as set forth in the JV Agreement within 30 days of the date set forth in the JV Agreement. Notwithstanding the foregoing, the Manager may, in its sole discretion, terminate the Venture at any time. As of June 30, 2021 and as of the current date of this report, the joint venture entity has not been formed yet.

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

NOTE 10 – SUBSEQUENT EVENTS

Sponsored Research Agreement with University of Maryland, Baltimore

On July 6, 2021, the Company entered into a sponsored research agreement (the “July 2021 Sponsored Research Agreement”) with UMB pursuant to which UMB shall evaluate the pharmacokinetics of dexamethasone delivered to arthritic rats via liposome.  The research pursuant to the July 2021 Sponsored Research Agreement shall commence on September 1, 2021 and will continue until the substantial completion thereof, subject to renewal upon written consent of the parties. The July 2021 Sponsored Research Agreement may be terminated by either party upon 30 days’ prior written notice to the other party. In addition, if either party commits any material breach of or defaults with respect to any terms or conditions of the July 2021 Sponsored Research Agreement and fails to remedy such default or breach within 10 business days after written notice from the other party, the party giving notice may terminate the July 2021 Sponsored Research Agreement as of the date of receipt of such notice by the other party. If the Company terminates the July 2021 Sponsored Research Agreement for any reason other than an uncured material breach by UMB, the Company shall relinquish any and all rights it may have in the Results (as defined in the July 2021 Sponsored Research Agreement) to UMB. In addition, if the July 2021 Sponsored Research Agreement is terminated early, the Company, among other things, will pay all costs incurred and accrued by UMB as of the date of termination.

Pursuant to the terms of the July 2021 Sponsored Research Agreement, UMB granted the Company an option (the “Option”) to negotiate and obtain an exclusive license to any UMB Arising IP (as defined in the July 2021 Sponsored Research Agreement) and UMB’s rights in any Joint Arising IP (as defined in the July 2021 Sponsored Research Agreement) (collectively, the “UMB IP”). The Company may exercise the Option by giving UMB written notice within 60 days after it receives notice from UMB of the UMB IP. Pursuant to the July 2021 Sponsored Research Agreement, the Company shall pay UMB the fees below:

Payment
1	$92,095	Upon execution of the July 2021 Sponsored Research Agreement
2	$92,095	Six months after the start of project work as outlined in the July 2021 Sponsored Research Agreement
3	$92,095	Upon completion of the project work as outlined in the July 2021 Sponsored Research Agreement

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

Sponsored Research Agreement with The Regents of the University of California

On June 1, 2021, the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. Pursuant to the Agreement, the Company shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the effective date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement.

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

Joint Venture Agreement with Zylö Therapeutics, Inc.

On April 22, 2021 (“JV Agreement Effective Date”), we entered into a joint venture agreement (the “JV Agreement”) with Zylö Therapeutics, Inc. (“ZTI”) pursuant to which we agreed to form a joint venture entity, to be named Ketamine Joint Venture, LLC (the “Joint Venture”), to, among other things, focus on the clinical development of ketamine using ZTI’s Z-pod™ technology (the “Venture”). Pursuant to the JV Agreement, we shall act as the manager (the “Manager”) of the Joint Venture. The Venture shall terminate if the development program does not meet certain specifications and milestones as set forth in the JV Agreement within 30 days of the date set forth in the JV Agreement. Notwithstanding the foregoing, we may, in our sole discretion, terminate the Venture at any time. As of June 30, 2021 and as of the current date of this report, the joint venture entity has not been formed yet.

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

Recent Developments

Sponsored Research Agreement with University of Maryland, Baltimore

On July 6, 2021, the Company entered into a sponsored research agreement (the “July 2021 Sponsored Research Agreement”) with UMB pursuant to which UMB shall evaluate the pharmacokinetics of dexamethasone delivered to arthritic rats via liposome.  The research pursuant to the July 2021 Sponsored Research Agreement shall commence on September 1, 2021 and will continue until the substantial completion thereof, subject to renewal upon written consent of the parties. The July 2021 Sponsored Research Agreement may be terminated by either party upon 30 days’ prior written notice to the other party. In addition, if either party commits any material breach of or defaults with respect to any terms or conditions of the July 2021 Sponsored Research Agreement and fails to remedy such default or breach within 10 business days after written notice from the other party, the party giving notice may terminate the July 2021 Sponsored Research Agreement as of the date of receipt of such notice by the other party. If the Company terminates the July 2021 Sponsored Research Agreement for any reason other than an uncured material breach by UMB, the Company shall relinquish any and all rights it may have in the Results (as defined in the July 2021 Sponsored Research Agreement) to UMB. In addition, if the July 2021 Sponsored Research Agreement is terminated early, the Company, among other things, will pay all costs incurred and accrued by UMB as of the date of termination. Pursuant to the terms of the July 2021 Sponsored Research Agreement, UMB granted the Company an option (the “Option”) to negotiate and obtain an exclusive license to any UMB Arising IP (as defined in the July 2021 Sponsored Research Agreement) and UMB’s rights in any Joint Arising IP (as defined in the July 2021 Sponsored Research Agreement) (collectively, the “UMB IP”). The Company may exercise the Option by giving UMB written notice within 60 days after it receives notice from UMB of the UMB IP. The Company shall pay total fees of $276,285 as set forth in the July 2021 Sponsored Research Agreement.

Going Concern

Our unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, we had a net loss and cash used in operations of $1,392,692 and $841,063 for the six months ended June 30, 2021, respectively. Additionally, we had an accumulated deficit of $8,559,010 at June 30, 2021 and have generated minimal revenues under our new business plan. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional capital through debt and/or equity financings. We may seek to raise capital through additional debt and/or equity financings to fund our operations in the future. If we are unable to raise additional capital or secure additional lending in the near future to fund our business plan, we may need curtail or cease our operations. Our unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Equity Investments

At June 30, 2021, equity investments, at fair value consisted of preferred equity securities of one entity, Aikido. Equity investments are carried at fair value with unrealized gains or losses included in income (expense). Realized gains and losses are determined on a specific identification basis and are included in other income (expense). We review equity investments, at fair value for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

At June 30, 2021and December 31, 2020, equity investments, at cost are comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

Results of Operations

Comparison of Our Results of Operations for the Three and Six months ended June 30, 2021 and 2020

Results of Operations

The following table summarizes the results of operations for the three months ending June 30, 2021 and 2020 based primarily on the comparative unaudited financial statements, footnotes and related information for the periods identified, and should be read in conjunction with our condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Revenues	$18,025	$-	$35,213	$-
License fees	50,060	2,216	80,305	2,510
Apparel	68,085	2,216	115,518	2,510
Total revenues
Cost of sales
License fees	1,460	-	2,085	-
Apparel	37,036	1,333	68,361	1,417
Total cost of revenues	38,496	1,333	70,446	1,417
Gross profit	29,589	883	45,072	1,093
Operating expenses	539,621	997,576	1,523,207	1,157,144
Loss from operations	(510,032)	(996,693)	(1,478,135)	(1,156,051)
Other income (expense), net	48,042	(378,338)	85,443	(457,857)
Net loss	$(461,990)	$(1,444,031)	$(2,796,689)	$(1,682,908)

Revenues:

During the six months ended June 30, 2021, we generated minimal revenues from operations. For the three and six months ended June 30, 2021, revenues consisted of revenues on licensing fees related to our biopharmaceutical operation of $18,025 and $35,213, respectively, as compared to $0 during the three and six months ended June 30, 2020. Such revenues are primarily related to the AIkido License and Sublicense Agreement.

For the three months ended June 30, 2021, revenues also consisted of revenues generated from the sale of NFID products of $50,060 as compared to $2,216 for the three months ended June 30, 2020. For the six months ended June 30, 2021, revenues also consisted of revenues generated from the sale of NFID products of $80,305 as compared to $2,510 for the six months ended June 30, 2020.

Cost of Revenues:

During the three and six months ended June 30, 2021, cost of revenues on license fees related to our biopharmaceutical operation amounted to $1,460 and $2,085, respectively, as compared to $0 for the three and six months ended June 30, 2020. The primary components of cost of revenues on license fees include the cost of the license fees primarily related to the UMB License and Sublicense Agreement.

During the three and six months ended June 30, 2021, cost of revenues also amounted to $37,036 and $68,361, respectively, as compared to $1,333 and $1,417, respectively, for the three and six months ended June 30, 2020 related to the sale of NFID products. The primary components of cost of revenues on apparel include the cost of the product, production costs, warehouse storage costs and shipping fees.

Operating Expenses:

For the three and six months ended June 30, 2021 and 2020, total operating expenses consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Compensation expense	$54,942	$649,312	$167,234	$679,890
Professional fees	299,801	312,323	998,507	390,256
Product development	13,650	1,306	33,037	36,325
Research and development	98,846	-	147,448	-
Insurance expense	29,015	3,982	50,721	3,982
Bad debt recovery	(46,000)	-	(53,500)	(1,000)
Selling, general and administrative expenses	89,367	30,653	179,760	47,691

Total operating expenses	$539,621	$997,576	$1,523,207	$1,157,144

●	Compensation expense:

For the three months ended June 30, 2021, compensation expense decreased by $594,370, or 92%, as compared to the three months ended June 30, 2020. This decrease was primarily attributable to a decrease in stock-based compensation related to the issuance of stock to our chief executive officer for his employment agreement of $610,475 in 2020 offset by an increase of our Chief Executive Officer’s compensation and related benefits expense of $14,605, increase in compensation expense for directors of $1,500.

For the six months ended June 30, 2021, compensation expense decreased by $512,656, or 75%, as compared to the six months ended June 30, 2020. This decrease was primarily attributable to a decrease in stock-based compensation related to the issuance of stock to our chief executive officer for his employment agreement of $610,475 in 2020 offset by an increase of our Chief Executive Officer’s compensation and related benefits expense of $33,319, increase in compensation expense for directors of $3,000 and bonuses paid to our Chief Executive Officer and directors of an aggregate amount of $61,500.

●	Professional fees:

For the three months ended June 30, 2021, professional fees decreased by $12,522 or 4%, as compared to the three months ended June 30, 2020. The decrease was primarily attributable to a decrease in stock-based consulting fees of $210,557 related to the issuance of shares to consultants for business advisory and strategic planning services offset by increase in other consulting fees of $162,357 for general business advisory and strategic planning services, an increase legal fees of $11,967, increase in accounting fees of $9,611 and an increase in investor relation fees of $14,100.

For the six months ended June 30, 2021, professional fees increased by $608,251 or 156%, as compared to the six months ended June 30, 2020. The increase was primarily attributable to an increase in stock-based legal fees of $83,728, an increase legal fees of $117,498, an increase investor relation fees of $171,295, and an increase in other consulting fees of $335,320, increase in accounting fees of $9,744 offset by decrease in stock-based consulting fees of $109,334 related to the issuance of shares to consultants for business advisory and strategic planning services.

●	Product development:

For the three months ended June 30, 2021 and 2020, in connection with the development of our NFID product line, we incurred product development costs of $13,650 and $1,306, respectively, an increase of $12,344 or 945%.

For the six months ended June 30, 2021 and 2020, in connection with the development of our NFID product line, we incurred product development costs of $33,037 and $36,325, respectively, a decrease of $3,288, or 9%. The decrease during the six month period was as a result of a decrease in our NFID operations as we shifted our focus to our new line of business with respect to rare disease therapeutics which is our biopharmaceutical operations.

●	Research and development:

For the three months ended June 30, 2021 and 2020, the Company incurred $98,846 and $0, respectively, in research and development costs in connection with the Investigator-sponsored Study Agreement with Maastricht University and UMB.

For the six months ended June 30, 2021 and 2020, the Company incurred $147,448 and $0, respectively, in research and development costs in connection with the Investigator-sponsored Study Agreement with Maastricht University and UMB.

●	Insurance expense:

For the three months ended June 30, 2021, insurance expense increased by $25,033, or an increase of 629%, as compared to $3,982 for the three months ended June 30, 2020. This increase was a result of increase in the cost of renewal of certain insurance policies.

For the six months ended June 30, 2021, insurance expense increased by $46,739, or an increase of 1,174%, as compared to $3,982 for the six months ended June 30, 2020. This increase was a result of increase in the cost of renewal of certain insurance policies.

●	Bad debt recovery:

For the three months ended June 30, 2021 and 2020, we recorded bad debt recovery of $46,000 and $0, respectively. We recorded bad debt recovery from the collection of a previously written off note receivable deemed uncollectible.

For the six months ended June 30, 2021 and 2020, we recorded bad debt recovery of $53,500 and $1,000, respectively. We recorded bad debt recovery from the collection of a previously written off notes receivable deemed uncollectible.

●	Selling, general and administrative expenses:

Selling, general and administrative expenses consist of advertising and promotion, patent related expenses, transfer agent fees, custodian fees, bank service charges, travel, and other fees and expenses. For the three months ended June 30, 2021, general and administrative expenses increased by $58,714, or 192%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, general and administrative expenses increased by $132,069, or 277%, as compared to the six months ended June 30, 2020. The increase in selling, general and administrative expenses was primarily attributed to an increase in advertising and promotion expense, patent related expenses, EDGAR filing fees, annual board meeting expenses, and other expenses related to our new business operations.

Loss from Operations:

For the three months ended June 30, 2021 and 2020, loss from operations amounted to $510,032 and $996,693, respectively, a decrease of $486,661, or 49%. The decrease was primarily a result of the changes in operating expenses discussed above. For the six months ended June 30, 2021 and 2020, loss from operations amounted to $1,478,135 and $1,156,051, respectively, an increase of $322,084, or 28%. The increase was primarily a result of the changes in operating expenses discussed above.

Other (Expenses) Income:

For the three months ended June 30, 2021, other income amounted to $48,042 as compared to other expenses of $378,338 for the three months ended June 30, 2020, an increase of $426,380, or 113%. For the six months ended June 30, 2021, other income amounted to $85,443 as compared to other expenses of $457,857 for the six months ended June 30, 2020, an increase of $543,300, or 119%.

●	Interest income:

For the three and six months ended June 30, 2020, we earned interest income of $2,937 and $5,970, respectively, primarily resulting from interest earned on notes receivable as compared to $0 for both periods in 2021. The decrease was attributable to the decrease in income-earning notes receivable as a result of an allowance established in 2020, ceasing accrual of interest and collections on some principal amounts of notes receivables.

●	Gain on forgiveness of PPP note payable:

For the three and six months ended June 30, 2021, we recorded gain on forgiveness of PPP note payable of $19,082 and $0, respectively. The increase was attributable to the forgiveness of the principal and accrued interest under the PPP loan by the Small Business Administration.

●	Interest expense:

During the three and six months ended June 30, 2021, we incurred interest expense of $1,040 and $2,389, respectively, primarily related to our PPP loan. During the three and six months ended June 30, 2020, we incurred interest expense of $186,103 and $268,603, respectively, primarily related to the increase in borrowings under convertible debt agreements which included amortization of debt discount to interest expense of $185,625 and $268,125, respectively.

●	Net change in unrealized gain on investments:

During the three and six months ended June 30, 2021, we recorded an unrealized gain on equity investments of $30,000 and $68,750, respectively, attributable to our analysis of the fair value of our investment in AIkido as compared to $0 for the three and six months ended June 30, 2020.

●	Loss on debt extinguishment:

During the three and six months ended June 30, 2020, we recorded loss on debt extinguishment of $198,000 due to the exchange of the convertible notes into common stock pursuant to Exchange Agreements. We did not have such loss during the 2021 period.

Net Loss:

For the three months ended June 30, 2021 and 2020, net loss amounted to $461,990 or $(0.00) per common share (basic and diluted), and $1,375,031, or $(0.04) per common share (basic and diluted), respectively, a decrease of $913 041, or 66%. For the six months ended June 30, 2021 and 2020, net loss amounted to $1,392,692 or $(0.03) per common share (basic and diluted), and $1,613,908, or $(0.04) per common share (basic and diluted), respectively, a decrease of $221,216, or 14%. The decrease was primarily a result of the changes in operating expenses, and other expenses, discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $4,710,191 and $4,150,928 in cash and cash equivalents as of June 30, 2021, and working capital of $1,284,941 and $1,128,389 in cash and cash equivalents as of December 31, 2020.

	June 30, 2021	December 31, 2020	Working Capital Change	Percentage Change
Working capital:
Total current assets	$4,974,326	$1,426,664	$3,547,662	249%
Total current liabilities	(264,135)	(141,723)	(122,412)	86%
Working capital:	$4,710,191	$1,284,941	$3,425,250	267%

The increase in working capital of $3,425,250 was primarily attributable to an increase in cash of $3,022,539, an increase in equity investments of $600,000, an increase in inventory of $22,123 offset by decreases in notes receivable of $23,500, prepaid and other current assets - current of $73,500 and an increase in current liabilities of $122,412 primarily from increases in accounts payable and deferred revenue.

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

Cash Flows

A summary of cash flow activities is summarized as follows:

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(841,063)	$(340,056)
Cash provided by investing activities	69,500	15,000
Cash provided by financing activities	3,794,102	2,132,633
Net increase in cash	$3,022,539	$1,807,577

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $841,063 for the six months ended June 30, 2021 as compared to $340,056 for the six months ended June 30, 2020, an increase of $455,007.

Net cash flow used in operating activities for the six months ended June 30, 2021 primarily reflected a net loss of $1,392,692 adjusted for the add-back of non-cash items such as total stock-based compensation of $191,698, bad debt recovery of $46,000, changes in operating asset and liabilities primarily consisting of an increase in inventory of $22,123, increase in total prepaid expenses and other current assets (current and non-current) of $64,047, an increase in accounts payable and accrued expenses of $65,146, and an increase in total deferred revenue of $514,787 offset by net unrealized gain on equity investments of $68,750 and forgiveness of note payable of $18,900.

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

Net Cash Provided by Investing Activities

Net cash flow provided by investing activities was $69,500 for the six months ended June 30, 2021 as compared to $15,000 for the six months ended June 30, 2020 and consisted of proceeds from collection on a note receivable.

Cash Provided by Financing Activities

Net cash provided by financing activities was $3,794,102 for the six months ended June 30, 2021 as compared to $2,132,633 for the six months ended June 30, 2020. During the six months ended June 30, 2021, we received net proceeds from sale of our Series C Convertible Preferred Stock of $3,794,102 and advance from a related party of $2,366 offset by repayment of advance of $2,366. During the six months ended June 30, 2020, we received net proceeds from sale of common stock of $2,113,733, related party loans of $35,000, issuance of note payable of $18,900 offset by repayment on notes payable- related party of $35,000.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements (as defined in the rules and regulations of the SEC) or any commitments or contractual obligations.

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

We follow the provisions of Financial Accounting Standards Board ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. We do not believe we have any uncertain tax positions as of June 30, 2021 that would require either recognition or disclosure in the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2021, our disclosure controls and procedures were not effective because of a material weakness in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures were not effective because of the material weaknesses set forth below.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting the quarter ended June 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 12, 2021, we converted 4,049 Series C Preferred Stock into 13,495,014 shares of our common stock.

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

10.5	Form of Securities Purchase Agreement, dated as of February 9, 2021, between Silo Pharma, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2021)

10.6	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2021)

10.7	Form of Registration Rights Agreement, dated as of February 9, 2021, between Silo Pharma, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2021)

10.8	Form of Lock-Up Agreement, dated as of February 9, 2021 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2021)

10.9	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 12, 2021)

10.10#	Master License Agreement, dated February 12, 2021, by and between the Company and the University of Maryland, Baltimore (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

10.11#	Letter of Intent, dated February 12, 2021, by and between the Company and AIkido Pharma, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILO PHARMA, INC.

Dated: August 13, 2021	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)