Form 10-Q
period 2021-09-30
Silo Pharma, Inc.
filed 2021-11-10
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 10, 2021, 98,671,970 shares of common stock, par value $0.0001 per share, were outstanding.

SILO PHARMA, INC.

FORM 10-Q

SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II - OTHER INFORMATION		35
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,261,416	$1,128,389
Equity investments	820,126	200
Notes receivable, net	-	23,500
Prepaid expenses and other current assets - current	220,590	241,091
Assets of discontinued operations	-	33,484

Total Current Assets	11,302,132	1,426,664

Note receivable - non-current	60,000	-
Prepaid expenses - non-current	28,118	-

Total Assets	$11,390,250	$1,426,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$211,286	$127,069
Note payable - current portion	-	14,654
Deferred revenue - current portion	72,103	-

Total Current Liabilities	283,389	141,723

LONG TERM LIABILITIES:
Deferred revenue - long-term portion	955,909	-
Note payable - long-term portion	-	4,246

Total Long Term Liabilities	955,909	4,246

Total Liabilities	1,239,298	145,969

Commitment and Contingencies (see Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series B convertible preferred stock, $0.0001 par value, 2,000 shares designated; none shares issued and outstanding at September 30, 2021 and December 31, 2020 ($1,000 per share liquidation value)	-	-
Series C convertible preferred stock, $0.0001 par value, 4,280 shares designated; 227 and none shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively ($1,000 per share liquidation value)	-	-

Common stock, $0.0001 par value, 500,000,000 shares authorized; 98,636,970 and 85,141,956 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	9,864	8,514
Additional paid-in capital	12,314,979	7,034,502
Accumulated deficit	(2,173,891)	(5,762,321)

Total Stockholders’ Equity	10,150,952	1,280,695

Total Liabilities and Stockholders’ Equity	$11,390,250	$1,426,664

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

LICENSE FEE REVENUES:	$18,025	$-	$53,238	$-

COST OF REVENUES	1,459	-	3,544	-

GROSS PROFIT	16,566	-	49,694	-

OPERATING EXPENSES:
Compensation expense	54,943	37,308	222,177	717,198
Professional fees	331,419	415,409	1,273,894	757,620
Research and development	70,514	-	217,962	-
Insurance expense	29,014	13,578	79,735	17,560
Bad debt expense (recovery)	(30,000)	85,000	(83,500)	84,000
Selling, general and administrative expenses	24,618	7,598	141,353	33,764

Total operating expenses	480,508	558,893	1,851,621	1,610,142

OPERATING LOSS FROM CONTINUING OPERATIONS	(463,942)	(558,893)	(1,801,927)	(1,610,142)

OTHER INCOME (EXPENSE):
Interest income	-	2,818	-	8,788
Other income	-	-	-	3,000
Gain on forgiveness of PPP note payable	-	-	19,082	-
Interest expense	(483)	(393)	(2,872)	(268,996)
Interest expense - related party	-	-	-	(224)
Loss on debt extinguishment	-	-	-	(198,000)
Net realized gain on equity investments	6,655,120	-	6,655,120	-
Net unrealized gain on equity investments	300,876	-	369,626	-

Total other income (expense)	6,955,513	2,425	7,040,956	(455,432)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	6,491,571	(556,468)	5,239,029	(2,065,574)

Provision for income taxes	(19,133)	-	(19,133)	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	6,472,438	(556,468)	5,219,896	(2,065,574)

DISCONTINUED OPERATIONS:
Gain from sale of assets of discontinued operations, net of tax	1,553	-	1,553	-
Loss from discontinued operations, net of tax	(88,872)	(77,327)	(229,022)	(182,129)

LOSS FROM DISCONTINUED OPERATIONS	(87,319)	(77,327)	(227,469)	(182,129)

NET INCOME (LOSS)	6,385,119	(633,795)	4,992,427	(2,247,703)

Deemed dividend	-	-	(1,403,997)	(69,000)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$6,385,119	$(633,795)	$3,588,430	$(2,316,703)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.06	$(0.01)	$0.04	$(0.04)
Diluted	$0.06	$(0.01)	$0.04	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	98,636,970	84,416,681	93,594,877	59,512,252
Diluted	99,693,483	84,416,681	94,651,390	59,512,252

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2020	-	$-	-	$-	85,141,956	$8,514	$7,034,502	$(5,762,321)	$1,280,695

Series C preferred stock issued for cash, net of offering cost	-	-	4,276	-	-	-	3,794,102	-	3,794,102

Deemed dividend upon issuance of preferred stock	-	-	-	-	-	-	1,403,997	(1,403,997)	-

Common stock warrants granted for services	-	-	-	-	-	-	83,728	-	83,728

Net loss	-	-	-	-	-	-	-	(930,702)	(930,702)

Balance, March 31, 2021	-	$-	4,276	$-	85,141,956	$8,514	$12,316,329	$(8,097,020)	$4,227,823

Issuance of common stock for conversion of preferred stock	-	-	(4,049)	-	13,495,014	1,350	(1,350)	-	-

Net loss	-	-	-	-	-	-	-	(461,990)	(461,990)

Balance, June 30, 2021	-	-	227	-	98,636,970	9,864	12,314,979	(8,559,010)	3,765,833

Net income	-	-	-	-	-	-	-	6,385,119	6,385,119

Balance, September 30, 2021	-	$-	227	$-	98,636,970	$9,864	$12,314,979	$(2,173,891)	$10,150,952

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2019	115	$-	-	$-	23,604,207	$2,361	$2,630,551	$(2,655,804)	$(22,892)

Net loss	-	-	-	-	-	-	-	(238,877)	(238,877)

Balance, March 31, 2020	115	$-	-	$-	23,604,207	$2,361	$2,630,551	$(2,894,681)	$(261,769)

Common Stock issued for cash, net of offering cost	-	-	-	-	37,758,116	3,775	2,111,958	-	2,115,733

Common Stock issued for future services	-	-	-	-	8,586,184	859	686,036	-	686,895

Preferred Shares Exchanged for Common Stock	(115)	-	-	-	1,437,500	144	(144)	-	-

Common Stock issued in connection with employment agreement	-	-	-	-	7,630,949	763	609,713	-	610,476

Common Stock issued for Exchange of Notes	-	-	-	-	4,125,000	412	527,588	-	528,000

Deemed dividend on Preferred Stock Exchange	-	-	-	-	-	-	69,000	(69,000)	-

Net loss	-	-	-	-	-	-	-	(1,375,031)	(1,375,031)

Balance, June 30, 2020	-	-	-	-	83,141,956	8,314	6,634,702	(4,338,712)	2,304,304

Common Stock issued for conversion of Redeemable Series A Preferred stock	-	-	-	-	2,000,000	200	399,800	-	400,000

Net loss	-	-	-	-	-	-	-	(633,795)	(633,795)

Balance, September 30, 2020	-	$-	-	$-	85,141,956	$8,514	$7,034,502	$(4,972,507)	$2,070,509

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,992,427	$(2,247,703)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt (recovery) expense	(83,500)	90,000
Stock-based compensation	83,728	610,476
Amortization of debt discount to interest expense	-	268,125
Amortization of prepaid stock-based expense	107,970	460,289
Inventory write-down	-	19,879
Net realized gain on equity investments	(6,655,120)	-
Net unrealized gain on equity investments	(369,626)	-
Gain on forgiveness of PPP note payable and accrued interest	(19,082)	-
Loss from disposal of assets from discontinued operations	(1,553)	-
Loss from debt extinguishment	-	198,000
Change in operating assets and liabilities:
Increase in prepaid expenses and other current assets - current	(87,469)	(68,045)
Increase in prepaid expenses - non-current	(28,118)	(117,347)
(Increase) decrease in assets of discontinued operations	(24,963)	105,743
Increase in accounts payable and accrued expenses	84,399	59,910
Increase in deferred revenue	496,762	-

NET CASH USED IN OPERATING ACTIVITIES	(1,504,145)	(620,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investments	6,736,070	-
Collection on note receivable written off prior to 2019	7,500	-
Collection on note receivable	99,500	20,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	6,843,070	20,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	-	35,000
Proceeds from note payable	-	18,900
Repayment of note payable - related party	-	(35,000)
Net proceeds from sale of common stock	-	2,115,733
Net proceeds from sale of preferred stock	3,794,102	-
Repayment of advance from a related party	(2,366)	-
Advance from a related party	2,366	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,794,102	2,134,633

NET INCREASE IN CASH AND CASH EQUIVALENTS:	9,133,027	1,533,960

CASH AND CASH EQUIVALENTS - beginning of period	1,128,389	111,752

CASH AND CASH EQUIVALENTS - end of period	$10,261,416	$1,645,712

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$224
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for prepaid services	$-	$686,895
Common stock issued for Exchange of Notes	$-	$528,000
Common stock issued for conversion of Redeemable Series A Preferred Stock	$-	$400,000
Increase in equity investments recorded as deferred revenue pursuant to a patent license agreement	$531,250	$-
Note receivable issued in connection with asset purchase agreement	$60,000	$-

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

Silo Pharma, Inc. (formerly Uppercut Brands, Inc.) (the “Company”) was incorporated in the State of New York on July 13, 2010 under the name Gold Swap, Inc. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware.

The Company is a developmental stage biopharmaceutical company focused on merging traditional therapeutics with psychedelic research. The Company seeks to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases, including the use of psychedelic drugs, such as psilocybin, and the potential benefits they may have in certain cases involving depression, mental health issues and neurological disorders. The Company is focused on merging traditional therapeutics with psychedelic research for people suffering from indications such as depression, post-traumatic stress disorder (“PTSD”), Alzheimer’s, Parkinson’s, and other rare neurological disorders. The Company’s mission is to identify assets to license and fund the research which the Company’s believes will be transformative to the well-being of patients and the health care industry. The Company was engaged in the development of a streetwear apparel brand, NFID (see below).

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

On September 30, 2021, the Company entered into and closed on an Asset Purchase Agreement (the “Asset Purchase Agreement) with NFID, LLC, a Florida limited liability company (the “Buyer”), whereby the Buyer purchased from the Company certain assets, properties, and rights in connection with the Company’s NFID trademark name, logos, domain, and apparel clothing and accessories for a purchase price of $60,000 in the form of a promissory note amounting to $60,000. The promissory note bears 8% interest per annum and matures on October 1, 2023. Accordingly, the results of operations of this component, for all periods presented, are separately reported as “discontinued operations” on the condensed consolidated statements of operations (see Note 4).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring and non-recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2021.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (UNAUDITED)

In accordance with, ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the component’s results of operations have been classified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the results of operations of this component, for all periods, are separately reported as “discontinued operations” on the condensed consolidated statements of operations.

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a cash used in operations of $1,504,145 for the nine months ended September 30, 2021.  Additionally, the Company had an accumulated deficit of $2,173,891 at September 30, 2021 and has generated minimal revenues under its new business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional capital pursuant to debt or equity financings. The Company may seek to raise additional capital through additional debt and/or equity financings to fund its operations in the future; however, no assurance can be provided that the Company will be able to raise additional capital on favorable terms, or at all. If the Company is unable to raise additional capital or secure additional lending in the future to fund its business plan, the Company may need to curtail or cease its operations. On February 9, 2021, the Company entered into securities purchase agreements with certain institutional and accredited investors pursuant to which it sold an aggregate of 4,276 shares of its newly designated Series C Convertible Preferred Stock and warrants to purchase up to 14,253,323 shares of it ss common stock for gross proceeds of approximately $4,276,000, before deducting placement agent and other offering expenses. The closing of the offering occurred on February 12, 2021 (See Note 7). Additionally, the Company received proceeds from sale of its equity investments for $6,736,070 in September 2021 (see Note 3). These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the nine months ended September 30, 2021 and 2020 include the collectability of notes receivable, the valuation of the Company’s equity investments, estimates for obsolete and slow-moving inventory, estimates of the deemed dividend, valuation allowances for deferred tax assets, the fair value of warrants issued with debt and for services, and the fair value of shares issued for services and in settlements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At September 30, 2021 and December 31, 2020, the Company had cash in excess of FDIC limits of approximately $9.8 million, and approximately $880,000, respectively.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets - current of $220,590 and $241,091 at September 30, 2021 and December 31, 2020, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses and other current assets – non-current of $28,118 and $0 at September 30, 2021 and December 31, 2020, respectively, consist primarily of costs paid for license fees and future services which will occur after a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, business advisory, legal services, license fees, research and development fees, and insurance which are being amortized over the terms of their respective agreements.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (UNAUDITED)

Equity Investments, at Fair Value

Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company’s carrying value and the net proceeds received from such disposition.  Realized gains and losses on investment transactions are determined by specific identification. Net unrealized appreciation or depreciation is computed as the difference between the fair value of the investment and the cost basis of such investment. Net unrealized gains or losses for equity investments are recognized in operations as the difference between the carrying value at the beginning of the period and the fair value at the end of the period.

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

Product sales were recognized when the NFID products were shipped to the customer and title was transferred and were recorded net of any discounts or allowances which are separately reported as “discontinued operations” on the condensed consolidated statements of operations.

Cost of Revenues

The primary components of cost of revenues on license fees included the cost of the license fees. Payments made to the licensor that are related to future periods are recorded as prepaid expense to be amortized over the term of the related license agreement (see Note 9).

The primary components of cost of revenues on NFID apparel include the cost of the product, production costs, warehouse storage costs and shipping fees which are separately reported as “discontinued operations” on the condensed consolidated statements of operations.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of September 30, 2021 and December 31, 2020 that would require either recognition or disclosure in the accompanying unaudited condensed consolidated financial statements.

The Company recognized income tax expense of $19,133 for the nine months ended September 30, 2021.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (UNAUDITED)

Research and development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the nine months ended September 30, 2021 and 2020, research and development costs were $217,962 and $0, respectively. During the three months ended September 30, 2021 and 2020, research and development costs were $70,514 and $0, respectively.

Net Income (Loss) per Common Share

Basic loss per share is computed by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the as-if converted method. Potentially dilutive securities which included convertible preferred shares and stock options are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The following are the potentially dilutive shares for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Series A convertible preferred stock	-	-
Series B convertible preferred stock	-	-
Series C convertible preferred stock	756,667	-
Stock options	300,000	300,000
Warrants	17,353,987	-

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations.

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Numerator:
Net income (loss)	$6,385,119	$(633,795)	$3,588,430	$(2,316,703)

Denominator:
Weighted-average shares of common stock	98,636,970	84,416,681	93,594,877	59,512,252
Dilutive effect of convertible instruments	1,056,513	-	1,056,513	-
Diluted weighted-average of common stock	99,693,483	41,653,825	94,651,390	80,631,207

Net income (loss) per common share from:
Basic	$0.06	$(0.01)	$0.04	$(0.04)
Diluted	0.06	(0.01)	0.04	(0.04)

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (UNAUDITED)

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

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Equity investments, at fair value

The Company accounted for certain equity investments at fair value using level 1, level 2 and level 3 valuations. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2021 and December 31, 2020:

	At September 30, 2021 (Unaudited)			At December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Equity investments, at fair value	$820,126	$—	$—	$—	—	$—

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

At September 30, 2021, equity investments, at fair value consisted of common equity securities of two entities, including AIkido Pharma, Inc. (see Note 9).

Equity investments are carried at fair value with unrealized gains or losses included in income (expense). Realized gains and losses are determined on a specific identification basis and are included in other income (expense). The Company reviews equity investments, at fair value for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. For the nine months ended September 30, 2021, we recorded a net realized gain on equity investments of $6,655,120 primarily attributed to a gain from the sale of the Company’s equity investment in DatChat, Inc. and Aikido Pharma, Inc.

The following are the Company’s equity investments, at fair value owned by levels within the fair value hierarchy at September 30, 2021:

	Level 1	Level 2	Level 3	Total
Common Stock	$820,126	$—	$—	$820,126
Total Investments	$820,126	$—	$—	$820,126

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (UNAUDITED)

The following table summarizes activity in the Company’s equity investments, at fair value for the periods presented:

	September 30, 2021	December 31, 2020
Balance, beginning of period	$—	$—
Additions	531,250	—
Sales	(80,750)	—
Unrealized gain	369,626	—
Balance, end of period	$820,126	$—

At September 30, 2021and December 31, 2020, equity investments, at fair value consisted of the following components:

	September 30, 2021	December 31, 2020
Equity investments, at original cost	$450,500	$—
Gross unrealized appreciation	369,626	—
Equity investments, at fair market value	$820,126	$—

Equity Investments, at Cost

At September 30, 2021 and December 31, 2020, equity investments, at cost of $0 and $200, respectively, comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

NOTE 4 – DISPOSAL OF THE DISCONTINUED OPERATIONS OF THE NFID BUSINESS

On September 30, 2021, the Company entered into and closed on an Asset Purchase Agreement (see Note 1) with NFID, LLC, an unrelated party, a Florida limited liability company, whereby the Company sold certain assets, properties, and rights in connection with its NFID trademark name, logos, domain, and apparel clothing and accessories for a purchase price of $60,000 in the form of a promissory note amounting to $60,000. The promissory note bears 8% interest per annum and matures on October 1, 2023. Note receivable – non-current amounted to $60,000 as of September 30, 2021.

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the component’s results of operations have been classified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the results of operations of this component, for all periods, are separately reported as “discontinued operations” on the condensed consolidated statements of operations.

As of September 30, 2021 and December 31, 2020, assets of discontinued operations amounted $0 and $33,484, respectively, which primarily consisted of NFID inventory.

The following table set forth the selected financial data of the Company’s gain from sale of the NFID business for the three and nine months ended September 30, 2021.

September 30, 2021
Assets:
Current assets:
Inventory, net	$58,447
Total assets	$58,447

Liabilities:
Current liabilities:
Total liabilities	$-

Carrying value of NFID business on date of sale	$58,447
Total consideration	(60,000)
Net gain from sale of NFID business	$1,553

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (UNAUDITED)

The summarized operating result of discontinued operations of the NFID Business included in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product sales, net	$39,236	$16,285	$119,541	$18,795
Cost of sales	30,637	29,450	98,998	30,866
Gross profit (loss)	8,599	(13,165)	20,543	(12,071)
Total operating and other non-operating expenses	(97,471)	(64,162)	(249,565)	(170,058)
Gain from sale of NFID business	1,553	-	1,553	-

Loss from discontinued operations	$(87,319)	$(77,327)	$(227,469)	$(182,129)

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

During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company recorded $7,500 and $9,000 to bad debt recovery for cash payment received on an older note receivable that was previously written off prior to 2019. On March 10, 2021, the Company collected $23,500 related to this note receivable. On June 7, 2021, the Company and the investor, entered into a settlement agreement whereby both parties agreed to settle the remaining balance of this note receivable which was previously written off in year 2020 for a total settlement amount of $196,000 to be paid as follows i) an initial payment of $46,000 upon execution of the settlement agreement and ii) $10,000 per month for fifteen months. Between June 9, 2021 and September 7, 2021, the Company collected a total of $76,000 and accordingly reduced the allowance for doubtful accounts against bad debt recovery for cash payment received.

On September 30, 2021, the Company executed a note receivable agreement with NFID, LLC in connection with an Asset Purchase Agreement (see Note 4). The promissory note bears 8% interest per annum and matures on October 1, 2023. Note receivable – non-current amounted to $60,000 as of September 30, 2021.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (UNAUDITED)

As of September 30, 2021 and December 31, 2020, notes receivable, net, consisted of the following:

	September 30, 2021	December 31, 2020

Principal amounts of notes receivable	$280,000	$250,000
Collections on notes receivables	(107,000)	(30,000)
Less: allowance for doubtful accounts	(113,000)	(196,500)
Less: notes receivable, net – current portion	—	(23,500)
Notes receivable – non-current	$60,000	$—

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

During the nine months ended September 30, 2021, the Company recognized $54 of interest expense. In April 2021, the Company was notified by the Small Business Administration that the principal and accrued interest under the PPP loan has been forgiven in full. Accordingly, the Company recorded the principal balance of $18,900 and accrued interest of $182 to gain on forgiveness of PPP note payable during the nine months ended September 30, 2021.

	As of September 30, 2021	As of December 31, 2020

Principal amount	$-	$18,900
Less: current portion	-	(14,654)
Note payable - long term portion	$-	$4,246

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

SEPTEMBER 30, 2021 (UNAUDITED)

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

Forced Conversion. Notwithstanding anything herein to the contrary, after the date that the Company’s stockholder approval is obtained and deemed effective, the Company may deliver a written notice to all holders (the “Forced Conversion Notice Date”) to cause each holder to convert all or part of such holder’s Sereis C Convertible Preferred Stock pursuant to Section 6 (“Forced Conversion”), it being agreed that the “Conversion Date” shall be deemed to occur no later than the earlier of (i) two (2) trading days and (ii) the number of trading days comprising the standard settlement period following the Forced Conversion Notice Date; provided, however, a holder shall only be required to convert pursuant to a Forced Conversion to the extent that such conversion would not cause a holder to exceed its beneficial ownership limitation. On March 10, 2021, the Company obtained the stockholders’ approval forcing the conversion of all the Series C Convertible Preferred Stock. On April 12, 2021, the Company notified holders of its Series C Convertible Preferred Stock of its election to force the conversion to its Series C Convertible Preferred Stock into shares of the Company’s common stock (see below).

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

SEPTEMBER 30, 2021 (UNAUDITED)

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

In addition, pursuant to the terms of the offering, the Company issued Bradley Woods & Co, Ltd. and Katalyst Securities LLC warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 2,850,664 shares of common stock, or 10% of the shares of common stock issuable upon conversion of the Series C Preferred Stock and February Warrant Shares sold in the offering. The Placement Agent Warrants are exercisable for a period of five years from the closing date of the offering at an exercise price of $0.35 per share, subject to adjustment. The Placement Agent Warrants were valued at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.50%, expected dividend yield of 0%, expected term of 5 years using the simplified method and expected volatility of $169% based on comparable and calculated volatility. The aggregate grant date fair value of these Placement Agent Warrants amounted to approximately $1,106,000 and was recorded against the proceeds with no net effect on the consolidated financials.

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

Stock option activities for the nine months ended September 30, 2021 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2020	300,000	$0.0001	3.5	74,970
Granted/issued	—	—	—	—
Forfeited	—	—	—	—
Balance Outstanding, September 30, 2021	300,000	$0.0001	2.79	$58,470
Exercisable, September 30, 2021	300,000	$0.0001	2.79	$58,470

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (UNAUDITED)

Warrants

Warrant activities for the nine months ended September 30, 2021 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2020	—	—	—	—
Granted	17,353,987	0.31	5.00	—
Forfeited	—	—	—	—
Balance Outstanding, September 30, 2021	17,353,987	$0.31	4.37	$—
Exercisable, September 30, 2021	17,353,987	$0.31	4.37	$—

On January 18, 2021, the Company granted warrants to purchase up to 250,000 shares of the Company’s common stock in exchange for legal services rendered. The warrants have a term of five years from the date of grant and are exercisable at an exercise price of $0.20 per share. The warrants were valued on the grant date at approximately $0.33 per warrant for a total of $83,728 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.35 per share (based on the quoted trading price on the date of grant), volatility of 169%, expected term of five year, and a risk-free interest rate of 0.46%. During the nine months ended September 30, 2021, the Company recorded stock-based compensation of $83,728.

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

NOTE 8 – CONCENTRATIONS

Customer concentration

For the nine months ended September 30, 2021, one licensee accounted for 100% of total revenues related to the Company’s biopharmaceutical operation as compared to no licensees for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, no customer accounted for over 10% of total revenues from apparel sales included in discontinued operations.

Vendor concentrations

For the nine months ended September 30, 2021, one licensor accounted for 100% of the Company’s vendor license agreements (see below) related to the Company’s biopharmaceutical operation as compared to no licensor for the nine months ended September 30, 2020.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (UNAUDITED)

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

Vendor License Agreements

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

On February 26, 2021, through the Company’s wholly-subsidiary, Silo Pharma, Inc., the Company entered into a commercial evaluation license and option agreement with UMB pursuant to which UMB has granted the Company an exclusive, non-sublicensable, non-transferable license to with respect to the exploration of the potential use of joint-homing peptides for use in the investigation and treatment of arthritogenic processes. In addition, UMB granted the Company an exclusive, option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license to with respect to the subject technology. This agreement was to expire six months from February 26, 2021, unless sooner terminated. Both parties may terminate this agreement within thirty days by giving a written notice. On July 6, 2021, the Company entered into a First Amendment Agreement with UMB pursuant to which the term of the agreement was extended by 6 months such that the agreement shall terminate on February 25, 2022 unless earlier terminated pursuant to the terms thereof; however, if the Company exercises the option, the agreement will expire at the end of the negotiation period (as defined in the agreement) or upon execution of a master license agreement, whichever occurs first. Pursuant to the agreement, the Company paid the license fee of $10,000 to UMB in March 2021 pursuant to this agreement which was recorded in professional fees during the nine months ended September 30, 2021 since the Company could not conclude that such costs would be recoverable for this early-stage venture.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (UNAUDITED)

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

Pursuant to the Master License Agreement, the Company shall pay UMB (i) a license fee (ii) certain event-based milestone payments, (iii) royalty payments depending on net revenues, and (iv) a tiered percentage of sublicense income. The Company shall pay to UMB a license fee of $75,000, payable as follows: (a) $25,000 shall be due within 30 days following the Master License Agreement Effective Date; and (b) $50,000 on or before the first anniversary of the Master License Agreement Effective Date. The license fee is non-refundable, and is not creditable against any other fee, royalty, or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The Company paid the $25,000 license fee on February 17, 2021 which was recorded in prepaid expenses to be amortized over the 15-year term. The Company recognized amortization expense of $3,125 during the nine months ended September 30, 2021. At September 30, 2021, prepaid expense and other current assets – current amounted $5,000 and prepaid expenses – non-current amounts $16,875 as reflected in the accompanying condensed consolidated balance sheets.

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

In connection with the Sublicense Agreement with Aikido (see below), in April 2021, the Company paid $12,500, or 25% of sublicense income to UMB pursuant to the Master License Agreement. The Company recognized amortization expense of $210 and $419 during the three and nine months ended September 30, 2021, respectively. At September 30, 2021, prepaid expense and other current assets – current amounted $838 and prepaid expenses – non-current amounts $11,243 as reflected in the accompanying condensed consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (UNAUDITED)

Customer License Agreements

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

Pursuant to the Agreement, the Company is required to prepare file, prosecute, and maintain the licensed patents. Unless earlier terminated, the term of the license to the licensed patents will continue until the expiration or abandonment of all issued patents and filed patent applications within the licensed patents. The Company may terminate the Agreement upon 30 day written notice if AIkido fails to pay any amounts due and payable to the Company or if AIkido or any of its affiliates brings a patent challenge against the Company, assists others in bringing a legal or administrative challenge to the validity, scope, or enforceability of or opposes any of the licensed patents (“Patent Challenge”) against the Company (except as required under a court order or subpoena). AIkido may terminate the Agreement at any time without cause, and without incurring any additional penalty, (i) by providing at least 30 days’ prior written notice and paying the Company all amounts due to it through such termination effective date. Either party may terminate the Agreement for material breaches that have failed to be cured within 60 days after receiving written notice. The Company collected the non-refundable cash payment of $500,000 on January 5, 2021 which was recorded in deferred revenues to be recognized as revenues over the term of the Agreement.

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

The Company valued the 500 Series M Convertible Preferred stock which was equivalent into AIkido’s 625,000 shares of common stock at a fair value of $0.85 per common share or $531,250 based quoted trading price of AIkido’s common stock on the date of grant. The Company recorded an equity investment of $531,250 (see Note 3) and deferred revenue of $531,250 to be recognized as revenues over the term of the license. Accordingly, the Company recorded a total deferred revenue of $1,031,250 ($500,000 cash received and $531,250 value of securities received) to be recognized as revenues over the 15-year term. The Company recognized revenues of $17,188 and $51,562 during the three and nine months ended September 30, 2021, respectively. At September 30, 2021, deferred revenue – current portion amounted $68,750 and deferred revenue – long-term portion amounted $910,937 as reflected in the accompanying condensed consolidated balance sheets.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (UNAUDITED)

Sublicense Agreement with AIkido Pharma Inc.

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

Pursuant to the Sublicense Agreement, AIkido agreed to pay us (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. The Company recognized revenues of $838 and $1,675 during the three and nine months ended September 30, 2021, respectively. At September 30, 2021, deferred revenue – current portion amounted $3,353 and deferred revenue – long-term portion amounted $44,972 as reflected in the accompanying condensed consolidated balance sheets.

Sponsored Study and Research Agreements

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

In December 2020, the Company paid the first payment of $101,520 which was recorded to prepaid expense and other current assets – current of which approximately $22,318 was amortized in fiscal 2020. In September 2021, the Company notified Maastricht University of Netherlands for an early termination of this agreement. Maastricht University of Netherlands has not reached the second phase which is to obtain approval from ethical committee. The Company has no further obligation after the termination. The Company recognized remaining amortization expense of $107 and $79,202 during the three and nine months ended September 30, 2021, respectively.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (UNAUDITED)

Investigator-Sponsored Study Agreement with UMB

On January 5, 2021, the Company entered into an investigator-sponsored study agreement (the “Sponsored Study Agreement”) with the University of Maryland, Baltimore. The research project is a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of multiple sclerosis (“MS”). More specifically, the study is designed to evaluate (1) whether MS-1-displaying liposomes can effectively deliver dexamethasone to the CNS and (2) whether MS-1-displaying liposomes are superior to plain liposomes, also known as free drug, in inhibiting the relapses and progression of experimental autoimmune encephalomyelitis. Pursuant to the Sponsored Study Agreement, the research shall commence on March 1, 2021 and will continue until substantial completion, subject to renewal upon mutual written consent of the parties. The total cost under the Sponsored Study Agreement shall not exceed $81,474 which is payable in two equal installments of $40,737 upon execution of the Sponsored Study Agreement and $40,737 upon completion of the project with an estimated project timeline of nine months. The Company paid $40,737 on January 13, 2021 which was recorded in prepaid expense to be amortized over the nine-month period. Currently, the project has not been completed due to the delays cause by the Covid-19 pandemic. The Company recognized amortization expense of $4,526 and $40,737 during the three and nine months ended September 30, 2021, respectively.

Sponsored Research Agreement with The Regents of the University of California

On June 1, 2021 (the “Effective Date”), the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. Pursuant to the Agreement, the Company shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the Effective Date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. The Company paid the first payment of $40,000 pursuant to the payment schedule on the Sponsored Research Agreement on June 15, 2021 and another $40,000 on September 9, 2021 which were recorded to prepaid expense and other current assets – current to be amortized over the two-year period. The Company recognized amortization expense of $42,856 and $49,999 during the three and nine months ended September 30, 2021, respectively.

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

The Company paid the first payment of $92,095 on September 1, 2021 which was recorded to prepaid expense and other current assets – current to be amortized over the estimated project timeline of twelve months. The Company recognized amortization expense of $23,024 during the three and nine months ended September 30, 2021.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (UNAUDITED)

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

Pursuant to the terms of the JV Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the JV Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of September 30, 2021 and as of the current date of this report, the joint venture entity has not been formed yet.

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

Amended Service Agreement

On September 10, 2021 (the “Effective Date”), the Company entered into an Amendment Agreement (the “Amended Service Agreement”) to a certain service agreement dated on September 8, 2020 with the University of Texas (the “University”) at Austin whereby the University will provide advisory service and assist the Company on identifying license and sponsored research opportunities for the Company. The Company shall pay the University $5,000 per quarter starting on the Effective Date. Any cost incurred will be reimbursed only after prior written consent by the Company. The term of the Amended Service Agreement is for 36 months unless earlier terminated by either party upon giving a written notice as defined in the agreement. On October 13, 2021, the Company paid $5,000.

NOTE 10 – SUBSEQUENT EVENTS

Sponsored Research Agreement with Columbia University

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University pursuant to which the Company has been granted an option to license certain assets currently under development, including Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the dated of the exercise of the option. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to post-traumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows i) 30% at signing ii) 30% at four and half months after the start of the project iii) 30% at nine months after the start of the project and iv)10% at completion of the project. The Company paid the first payment of $430,825 in November 2021.

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

In addition, as more fully described below, we have entered into a license agreement with the University of Baltimore, Maryland, and have entered into a joint venture with Zylo Therapeutics, Inc., with respect to certain intellectual property and technology that may be used for targeted delivery of potential novel treatments. In addition, we have recently entered into a sponsored research agreement with Columbia University pursuant to which we have been granted an option to license certain patents and inventions relating to the treatment of Alzheimer’s disease and stress-induced affective disorders using Ketamine in combination with certain other compounds.

We plan to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand our business to focus on this new line of business.

License Agreements

Vendor License Agreement with the University of Baltimore, Maryland for CNS Homing Peptide

On February 12, 2021, we entered into a Master License Agreement (the “UMB License Agreement”) with the University of Maryland, Baltimore (“UMB”) pursuant to which UMB granted us an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property (i) to make, have made, use, sell, offer to sell, and import certain licensed products and (ii) to use the invention titled, “Central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology” (the “Invention”) and UMB’s confidential information to develop and perform certain licensed processes for the therapeutic treatment of neuroinflammatory disease. The term of the License Agreement shall commence on the UMB Effective Date and shall continue until the latest of (i) ten years from the date of First Commercial Sale (as defined in the Sublicense Agreement) of the Licensed Product in such country and (ii) the date of expiration of the last to expire claim of the Patent Rights (as defined in the UMB License Agreement) covering such Licensed Product in such country, or (iii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity, if applicable, unless terminated earlier pursuant to the terms of the agreement. Pursuant to the UMB License Agreement, we agreed to pay UMB (i) a license fee of $75,000, (ii) certain event-based milestone payments, (iii) royalty payments, depending on net revenues, (iv) minimum royalty payments, and (v) a tiered percentage of sublicense income. The UMB License Agreement will remain in effect until the later of: (a) the last patent covered under the UMB License Agreement expires, (b) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity, if applicable, or (c) ten years after the first commercial sale of a licensed product in that country, unless earlier terminated in accordance with the provisions of the UMB License Agreement. The term of the UMB License Agreement shall expire 15 year after the effective date in which (a) there were never any patent rights, (b) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity or (c) there was never a first commercial sale of a licensed product.

As described below, the Company has entered into an investigator sponsored research agreement with UMB related to a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of Multiple Sclerosis.

Commercial Evaluation License and Option Agreement with UMB for Joint Homing Peptide

On February 26, 2021, through the Company’s wholly-subsidiary, Silo Pharma, Inc., the Company entered into a commercial evaluation license and option agreement with UMB related to joint-homing peptides for use in the investigation and treatment of arthritogenic processes. Pursuant to which UMB has granted the Company an exclusive, non-sublicensable, non-transferable license to with respect to the exploration of the potential use of joint-homing peptides for use in the investigation and treatment of arthritogenic processes. In addition, UMB granted the Company an exclusive, option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license to with respect to the subject technology. This option under this agreement expires February 25,2022, unless sooner terminated. Both parties may terminate this agreement within thirty days by giving a written notice. Pursuant to the agreement, the Company paid the license fee in the low five-digit figures.

Joint Venture Agreement with Zylö Therapeutics, Inc. for Z-pod™ Technology

On April 22, 2021, the Company entered into a Joint Venture Agreement with Zylö Therapeutics, Inc. (“ZTI”) pursuant to which the parties agreed to form a joint venture entity, to be named Ketamine Joint Venture, LLC, to, among other things, focus on the clinical development of ketamine using ZTI’s Z-pod™ technology. Pursuant to the Joint Venture Agreement, the Company shall act as the manager of the Joint Venture. The Venture shall terminate if the development program does not meet certain specifications and milestones as set forth in the Joint Venture Agreement within 30 days of the date set forth in the Joint Venture Agreement. Notwithstanding the foregoing, the Manager may, in its sole discretion, terminate the Venture at any time. As of June 30, 2021 and as of the current date of this report, the joint venture entity has not been formed yet.

Pursuant to the terms of the Joint Venture Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the Joint Venture Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture.

Furthermore, pursuant to the terms of the JV Agreement, ZTI shall grant the Joint Venture a sublicense pursuant to its license agreement (the “License Agreement”) with Albert Einstein College of Medicine dated November 27, 2017, in the event that the Company or a third party makes a request indicating that the patented technology (the “Patented Technology”) licensed to ZTI pursuant to the License Agreement is needed to advance the development of the Joint Venture or it is contemplated or determined that the Patented Technology will be sold. Furthermore, pursuant to the JV Agreement, ZTI granted the Company an exclusive option to enter into a separate joint venture for the clinical development of psilocybin using ZTI’s Z-pod™ technology on the same terms and conditions set forth in the JV Agreement, which option shall expire 24 months after the JV Effective Date. As of September 30, 2021 and as of the current date of this report, the joint venture entity has not yet been formed.

Investigator-Sponsored Study Agreements

Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders

Effective as of October 1, 2021, the Company entered into a sponsored research agreement with The Trustees of Columbia University in the City of New York (“Columbia”) pursuant to which Columbia shall conduct two different studies related to all uses of Ketamine or its metabolites in combination with Prucalopride, one of which is related to Alzheimer’s and the other of which is related to Depression, PTSD and Stress Projects. Pursuant to the Columbia Agreement, the Company has agreed to pay a total of approximately $1.4 million to Columbia for the support of the research. Pursuant to the Columbia Agreement, Columbia has granted the Company (i) an exclusive option to obtain and exclusive, compensation bearing worldwide license to the Background Patents and Inventions (as defined) in thew Field, and (ii) a non-exclusive, worldwide license to the Research Information in the Field. The option under this agreement expires the earlier of (i) ninety (90) days after the date of the Company’s receipt of final research report for each specific research proposal or (ii) termination of the research, unless sooner terminated. Both parties may terminate this agreement within thirty days by giving a written notice. Pursuant to the agreement, the Company paid the license fee in the low five-digit figures. The terms of the proposed license include (i) a one-time license fee in the mid five-digit figures, (ii) annual license maintenance fees, (iii) certain event-based milestone payments, (iv) royalty payments, depending on net revenues, (v) minimum royalty payments, and (vi) a percentage of sublicense income.

Sponsored Research Agreement with University of Maryland, Baltimore for the Study of Targeted liposomal drug delivery for rheumatoid arthritis

On July 6, 2021, we entered into a sponsored research agreement (the “July 2021 Sponsored Research Agreement”) with UMB pursuant to which UMB shall evaluate the pharmacokinetics of dexamethasone delivered to arthritic rats via liposome.  The research pursuant to the July 2021 Sponsored Research Agreement commenced on September 1, 2021 and will continue until the substantial completion thereof, subject to renewal upon written consent of the parties with a project timeline of twelve months. The July 2021 Sponsored Research Agreement may be terminated by either party upon 30 days’ prior written notice to the other party. In addition, if either party commits any material breach of or defaults with respect to any terms or conditions of the July 2021 Sponsored Research Agreement and fails to remedy such default or breach within 10 business days after written notice from the other party, the party giving notice may terminate the July 2021 Sponsored Research Agreement as of the date of receipt of such notice by the other party. If the Company terminates the July 2021 Sponsored Research Agreement for any reason other than an uncured material breach by UMB, we shall relinquish any and all rights it may have in the Results (as defined in the July 2021 Sponsored Research Agreement) to UMB. In addition, if the July 2021 Sponsored Research Agreement is terminated early, we, among other things, will pay all costs incurred and accrued by UMB as of the date of termination. Pursuant to the terms of the July 2021 Sponsored Research Agreement, UMB granted us an option (the “Option”) to negotiate and obtain an exclusive license to any UMB Arising IP (as defined in the July 2021 Sponsored Research Agreement) and UMB’s rights in any Joint Arising IP (as defined in the July 2021 Sponsored Research Agreement) (collectively, the “UMB IP”). We may exercise the Option by giving UMB written notice within 60 days after it receives notice from UMB of the UMB IP. We shall pay total fees of $276,285 as set forth in the July 2021 Sponsored Research Agreement.

Sponsored Research Agreement with The Regents of the University of California for the Effect of Psilocybin on Inflammation in the Blood

On June 1, 2021, the Company entered into a sponsored research agreement with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. The purpose of this is to show what effect psilocybin has on inflammation in the blood. The Company believe that this study will help support the UMB homing peptide study. Pursuant to the Agreement, we shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the effective date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement.

Investigator-Sponsored Study Agreement with UMB for CNS Homing Peptide

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

Investigator-Sponsored Study Agreement with Maastricht University of the Netherlands

On November 1, 2020, we entered into an investigator-sponsored study agreement with Maastricht University of the Netherlands. The research project is a clinical study to examine the effects of repeated low doses of psilocybin and lysergic acid diethylamide on cognitive and emotional dysfunctions in Parkinson’s disease and to understand its mechanism of action. The agreement shall terminate on October 31, 2024, unless earlier terminated pursuant to the terms thereof. We shall pay a total fee of 433,885 Euros ($507,602 USD) exclusive of value added tax based on a payment schedule set forth in the agreement. In September 2021, we notified Maastricht University of Netherlands for an early termination of this agreement. Maastricht University of Netherlands has not reached the second phase which is to obtain approval from ethical committee. We have no further obligation after the termination.

Other License Agreements

Customer Patent License Agreement with AIkido Pharma Inc.

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

Customer Sublicense Agreement with AIkido Pharma Inc.

On April 6, 2021 (“Effective Date”), we entered into a sublicense agreement (the “Sublicense Agreement”) with AIkido pursuant to which we granted AIkido an exclusive worldwide sublicense to (i) make, have made, use, sell, offer to sell and import the Licensed Products (as defined below) and (ii) in connection therewith to (A) use the Invention that was sublicensed to us pursuant to the UMB License Agreement and (B) practice certain patent rights as set forth in the Sublicense Agreement (the “Patent Rights”) for the therapeutic treatment of neuroinflammatory disease in cancer patients. “Licensed Products” means any product, service, or process, the development, making, use, offer for sale, sale, importation, or providing of which: (i) is covered by one or more claims of the Patent Rights; or (ii) contains, comprises, utilizes, incorporates, or is derived from the Invention or any technology disclosed in the Patent Rights. Pursuant to the Sublicense Agreement, AIkido shall agree to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that we are subject to under the UMB License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms.

Recent Developments

On September 30, 2021, we entered into and closed on an Asset Purchase Agreement with NFID, LLC, a Florida limited liability company, whereby we sold certain assets, properties, and rights related to our NFID brand, consisting of trademarks related to the NFID brand, logos, domain, apparel and accessories for a purchase price of $60,000 in the form of a promissory note. The promissory note bears 8% interest per annum and matures on October 1, 2023. Accordingly, the results of operations of this component, for all periods presented, are separately reported as “discontinued operations” on the condensed consolidated statements of operations.

In September 2021, we received proceeds of $6,736,070 from the sale of our equity investments in DatChat, Inc. and Aikido Pharma, Inc.

Going Concern

Our unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, we had cash used in operations of $1,504,145 for the nine months ended September 30, 2021, respectively. Additionally, we had an accumulated deficit of $2,173,891 at September 30, 2021 and have generated minimal revenues under our new business plan. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional capital through debt and/or equity financings. We may seek to raise capital through additional debt and/or equity financings to fund our operations in the future. If we are unable to raise additional capital or secure additional lending in the near future to fund our business plan, we may need curtail or cease our operations. Our unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Equity Investments

At September 30, 2021, equity investments, at fair value consisted of common equity securities of two entities, including Aikido. Equity investments are carried at fair value with unrealized gains or losses included in income (expense). Realized gains and losses are determined on a specific identification basis and are included in other income (expense). We review equity investments, at fair value for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

At September 30, 2021and December 31, 2020, equity investments, at cost are comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

Results of Operations

Comparison of Our Results of Operations for the Three and Nine months ended September 30, 2021 and 2020

Results of Operations

The following table summarizes the results of operations for the three months ending September 30, 2021 and 2020 based primarily on the comparative unaudited financial statements, footnotes and related information for the periods identified, and should be read in conjunction with our condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months		For the Nine months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Revenues	$18,025	$-	$53,238	$-
Cost of sales	1,459	-	3,544	-
Gross profit	16,566	-	49,694	-
Operating expenses	480,508	558,893	1,851,621	1,610,142
Loss from operations	(463,942)	(558,893)	(1,801,927)	(1,610,142)
Other income (expense), net	6,955,513	2,425	7,040,956	(455,432)
Provision for income taxes	(19,133)	-	(19,133)	-
Loss from discontinued operations, net of tax	(87,319)	(77,327)	(227,469)	(182,129)
Net income (loss)	$6,385,119	$(633,795)	$4,992,427	$(2,247,703)

Revenues:

During the nine months ended September 30, 2021, we generated minimal revenues from operations. For the three and nine months ended September 30, 2021, revenues consisted of revenues on licensing fees related to our biopharmaceutical operation of $18,025 and $53,238, respectively, as compared to $0 during the three and nine months ended September 30, 2020. Such revenues are primarily related to the AIkido License and Sublicense Agreement.

Cost of Revenues:

During the three and nine months ended September 30, 2021, cost of revenues on license fees related to our biopharmaceutical operation amounted to $1,459 and $3,544, respectively, as compared to $0 for the three and nine months ended September 30, 2020. The primary components of cost of revenues on license fees include the cost of the license fees primarily related to the UMB License and Sublicense Agreement.

Operating Expenses:

For the three and nine months ended September 30, 2021 and 2020, total operating expenses consisted of the following:

	For the Three Months		For the Nine months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Compensation expense	$54,943	$37,308	$222,177	$717,198
Professional fees	331,419	415,409	1,273,894	757,620
Research and development	70,514	-	217,962	-
Insurance expense	29,014	13,578	79,735	17,560
Bad debt recovery	(30,000)	85,000	(83,500)	84,000
Selling, general and administrative expenses	24,618	7,598	141,353	76,088

Total operating expenses	$480,508	$558,893	$1,851,621	$1,610,142

●	Compensation expense:

For the three months ended September 30, 2021, compensation expense increased by $17,635, or 47%, as compared to the three months ended September 30, 2020. This increase was primarily attributable to the increase of our Chief Executive Officer’s compensation and related benefits expense of $16,135.

For the nine months ended September 30, 2021, compensation expense decreased by $495,021, or 69%, as compared to the nine months ended September 30, 2020. This decrease was primarily attributable to a decrease in stock-based compensation related to the issuance of stock to our chief executive officer for his employment agreement of $610,475 in 2020 offset by an increase of our Chief Executive Officer’s compensation and related benefits expense of $49,454, increase in compensation expense for directors of $4,500 and bonuses paid to our Chief Executive Officer and directors of an aggregate amount of $61,500.

●	Professional fees:

For the three months ended September 30, 2021, professional fees decreased by $83,990 or 20%, as compared to the three months ended September 30, 2020. The decrease was primarily attributable to a decrease in stock-based consulting fees of $242,983 related to the issuance of shares to consultants for business advisory and strategic planning services and decrease legal fees of $42,187 offset by increase in other consulting fees of $139,678 for general business advisory and strategic planning services, increase in accounting fees of $6,002 and an increase in investor relation fees of $55,500.

For the nine months ended September 30, 2021, professional fees increased by $516,274 or 68%, as compared to the nine months ended September 30, 2020. The increase was primarily attributable to an increase in stock-based legal fees of $83,728, an increase legal fees of $75,311, an increase investor relation fees of $226,795, and an increase in other consulting fees of $467,012, increase in accounting fees of $15,746 offset by decrease in stock-based consulting fees of $352,318 related to the issuance of shares to consultants for business advisory and strategic planning services.

●	Research and development:

For the three months ended September 30, 2021 and 2020, the Company incurred $70,514 and $0, respectively, in research and development costs in connection with the Investigator-sponsored Study Agreement with Maastricht University, UCSF, and UMB.

For the nine months ended September 30, 2021 and 2020, the Company incurred $217,962 and $0, respectively, in research and development costs in connection with the Investigator-sponsored Study Agreement with Maastricht University, UCSF, and UMB.

●	Insurance expense:

For the three months ended September 30, 2021, insurance expense increased by $15,436, or an increase of 114%, as compared to $13,578 for the three months ended September 30, 2020. This increase was a result of increase in the cost of renewal of certain insurance policies.

For the nine months ended September 30, 2021, insurance expense increased by $62,175, or an increase of 354%, as compared to $17,560 for the nine months ended September 30, 2020. This increase was a result of increase in the cost of renewal of certain insurance policies.

●	Bad debt recovery:

For the three months ended September 30, 2021 and 2020, we recorded bad debt recovery (expense) of $30,000 and $(85,000), respectively. We recorded bad debt recovery from the collection of a previously written off note receivable deemed uncollectible.

For the nine months ended September 30, 2021 and 2020, we recorded bad debt recovery (expense) of $83,500 and ($84,000), respectively. We recorded bad debt recovery from the collection of a previously written off notes receivable deemed uncollectible.

●	Selling, general and administrative expenses:

Selling, general and administrative expenses consist of advertising and promotion, patent related expenses, transfer agent fees, custodian fees, bank service charges, travel, and other fees and expenses. For the three months ended September 30, 2021, general and administrative expenses increased by $17,020, or 224%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, general and administrative expenses increased by $107,589, or 319%, as compared to the nine months ended September 30, 2020. The increase in selling, general and administrative expenses was primarily attributed to an increase in patent related expenses, EDGAR filing fees, annual board meeting expenses, public company fees, and other expenses related to our new business operations.

Loss from Continuing Operations:

For the three months ended September 30, 2021 and 2020, loss from continuing operations amounted to $463,942 and $558,893, respectively, a decrease of $94,951, or 17%. The decrease was primarily a result of the changes in operating expenses discussed above. For the nine months ended September 30, 2021 and 2020, loss from continuing operations amounted to $1,801,927 and $1,610,142, respectively, an increase of $191,785, or 12%. The increase was primarily a result of the changes in operating expenses discussed above.

Other (Expenses) Income:

For the three months ended September 30, 2021, other income amounted to $6,955,513 as compared to other income of $2,425 for the three months ended September 30, 2020, an increase of $6,953,088. For the nine months ended September 30, 2021, other income amounted to $7,040,956 as compared to other expenses of $455,432 for the nine months ended September 30, 2020, an increase of $7,496,388.

●	Interest income:

For the three and nine months ended September 30, 2020, we earned interest income of $2,818 and $8,788, respectively, primarily resulting from interest earned on notes receivable as compared to $0 for both periods in 2021. The decrease was attributable to the decrease in income-earning notes receivable as a result of an allowance established in 2020, ceasing accrual of interest and collections on some principal amounts of notes receivables.

●	Gain on forgiveness of PPP note payable:

For the three and nine months ended September 30, 2021, we recorded gain on forgiveness of PPP note payable of $0 and $19,082, respectively. The increase was attributable to the forgiveness of the principal and accrued interest under the PPP loan by the Small Business Administration.

●	Interest expense:

During the three and nine months ended September 30, 2021, we incurred interest expense of $483 and $2,872, respectively, primarily related to our PPP loan. During the three and nine months ended September 30, 2020, we incurred interest expense of $393 and $268,996, respectively, primarily related to the increase in borrowings under convertible debt agreements which included amortization of debt discount to interest expense of $268,125.

●	Net change in unrealized gain on investments:

During the three and nine months ended September 30, 2021, we recorded an unrealized gain on equity investments of $300,876 and $369,626, respectively, attributable to our analysis of the fair value of our investments in Aikido and Home Bistro, Inc. as compared to $0 for the three and nine months ended September 30, 2020.

●	Net change in realized gain on investments:

During the three and nine months ended September 30, 2021, we recorded a realized gain on equity investments of $6,655,120, attributable to the sale of our investments in Aikido and DatChat, Inc. as compared to $0 for the three and nine months ended September 30, 2020.

●	Loss on debt extinguishment:

During the three and nine months ended September 30, 2020, we recorded loss on debt extinguishment of $198,000 due to the exchange of the convertible notes into common stock pursuant to Exchange Agreements. We did not have such loss during the 2021 period.

Loss from Discontinued Operations:

On September 30, 2021, we entered into an Asset Purchase Agreement with NFID, LLC, a Florida limited liability company, whereby the Buyer purchased from the Company certain assets, properties, and rights in connection with the Company’s NFID trademark name, logos, domain, and apparel clothing and accessories for a purchase price of $60,000 in the form of a promissory note amounting to $60,000. The promissory note bears 8% interest per annum and matures on October 1, 2023. Accordingly, the results of operations of this component, for all periods, are separately reported as “discontinued operations” on the condensed consolidated statements of operations

The following table set forth the selected financial data of the Company’s gain from sale of the NFID business for the three and nine months ended September 30, 2021.

September 30, 2021
Assets:
Current assets:
Inventory, net	$58,447
Total assets	$58,447

Liabilities:
Current liabilities:
Total liabilities	$-

Carrying value of NFID business on date of sale	$58,447
Total consideration	(60,000)
Net gain from sale of NFID business	$1,553

The summarized operating result of discontinued operations of the NFID Business included in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product sales, net	$39,236	$16,285	$119,541	$18,795
Cost of sales	30,637	29,450	98,998	30,866
Gross profit (loss)	8,599	(13,165)	20,543	(12,071)
Total operating and other non-operating expenses	(97,471)	(64,162)	(249,565)	(170,058)
Gain from sale of NFID business	1,553	-	1,553	-

Loss from discontinued operations	$(87,319)	$(77,327)	$(227,469)	$(182,129)

Net Income (Loss) Available to Common Stockholders:

For the three months ended September 30, 2021 and 2020, net income (loss) available to common stockholders amounted to $6,385,119 or $0.06 per common share (basic and diluted), and ($633,795), or $(0.01) per common share (basic and diluted), respectively, an increase of $7,018,914, or 1,107%. For the nine months ended September 30, 2021 and 2020, net income (loss) available to common stockholders amounted to $3,588,430 or $0.04 per common share (basic and diluted), and $2,316,703, or $(0.04) per common share (basic and diluted), respectively, an increase of $5,905,133, or 254%. The increase was primarily a result of the changes in operating expenses, and other income, discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $11,018,743 and $10,261,416 in cash and cash equivalents as of September 30, 2021, and working capital of $1,284,941 and $1,128,389 in cash and cash equivalents as of December 31, 2020.

	September 30, 2021	December 31, 2020	Working Capital Change	Percentage Change
Working capital:
Total current assets	$11,302,132	$1,426,664	$9,875,468	692%
Total current liabilities	(283,389)	(141,723)	(141,666)	100%
Working capital:	$11,018,743	$1,284,941	$9,733,802	757%

The increase in working capital of $9,733,802 was primarily attributable to an increase in cash of $9,133,027, an increase in equity investments of $819,926, offset by decreases in notes receivable of $23,500, prepaid and other current assets - current of $20,501, decrease in inventory as reflected as assets of discontinued operations of $33,484 and an increase in current liabilities of $141,666 primarily from increases in accounts payable and deferred revenue.

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

Cash Flows

A summary of cash flow activities is summarized as follows:

	Nine months Ended September 30,
	2021	2020
Cash used in operating activities	$(1,504,145)	$(620,673)
Cash provided by investing activities	6,843,070	20,000
Cash provided by financing activities	3,794,102	2,134,633
Net increase in cash	$9,133,027	$1,533,960

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $1,504,145 for the nine months ended September 30, 2021 as compared to $620,673 for the nine months ended September 30, 2020, an increase of $875,972.

Net cash flow used in operating activities for the nine months ended September 30, 2020 primarily reflected a net income of $4,992,427 adjusted for the add-back of non-cash items such as total stock-based compensation of $191,698, bad debt recovery of $83,500, changes in operating asset and liabilities primarily consisting of an increase in assets of discontinued operations of $24,963, increase in total prepaid expenses and other current assets (current and non-current) of $115,587, an increase in accounts payable and accrued expenses of $84,399, and an increase in total deferred revenue of $496,762 offset by net unrealized gain on equity investments of $369,626, net realized gain on equity investments of $6,655,120, loss from disposal of assets of discontinued operations of $1,553 and gain on forgiveness of note payable and accrued interest of $19,082.

Net cash flow used in operating activities for the nine months ended September 30, 2020 primarily reflected a net loss of $2,247,703 adjusted for the add-back of non-cash items such as amortization of debt discount of $268,125, bad debt of $90,000, total stock-based compensation of $1,070,765, loss from debt extinguishment of $198,000, inventory write-down of $19,879, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets current portion of $68,045 and non-current portion of $117,347, an increase in accounts payable and accrued expenses of $59,910 and a decrease in asset of discontinued operations of $105,743.

Net Cash Provided by Investing Activities

Net cash flow provided by investing activities was $6,843,070 for the nine months ended September 30, 2021 which primarily consisted of proceeds from sale of our equity investments in Aikido and DatChat, Inc. for $6,736,070 and collection on notes receivable of $7,500 and $99,500, as compared to $20,000 for the nine months ended September 30, 2020 which consisted of proceeds from collection on a note receivable.

Cash Provided by Financing Activities

Net cash provided by financing activities was $3,794,102 for the nine months ended September 30, 2021 as compared to $2,134,633 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we received net proceeds from sale of our Series C Convertible Preferred Stock of $3,794,102 and advance from a related party of $2,366 offset by repayment of advance of $2,366. During the nine months ended September 30, 2020, we received net proceeds from sale of common stock of $2,115,733, related party loans of $35,000, issuance of note payable of $18,900 offset by repayment on notes payable- related party of $35,000.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements (as defined in the rules and regulations of the SEC) or any commitments or contractual obligations.

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

Product sales were recognized when the NFID products were shipped to the customer and title was transferred and were recorded net of any discounts or allowances which are separately reported as “discontinued operations” on the condensed consolidated statements of operations.

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

We follow the provisions of Financial Accounting Standards Board ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. We do not believe we have any uncertain tax positions as of September 30, 2021 that would require either recognition or disclosure in the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2021, our disclosure controls and procedures were not effective because of a material weakness in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures were not effective because of the material weaknesses set forth below.

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

While we used the services of third-party accountant who is a certified public accountant to provide accounting and financial reporting services to us, we lack both an adequate number of personnel with requisite expertise in the key functional areas of finance and accounting and an adequate number of personnel to properly implement control procedures. In addition, while we have independent directors, we do not have an audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. These factors represent material weaknesses in our internal controls over financial reporting. Although we believe the possibility of errors in our financial statements is remote and expect to continue to use a third-party accountant to address shortfalls in staffing and to assist us with accounting and financial reporting responsibilities in an effort to mitigate the lack of segregation of duties, until such time as we expand our staff with qualified personnel, we expect to continue to report material weaknesses in our internal control over financial reporting.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting the quarter ended September 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILO PHARMA, INC.

Dated: November 10, 2021	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)