Form 10-K
period 2021-12-31
Silo Pharma, Inc.
filed 2022-03-28
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54872

SILO PHARMA, INC
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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2021 was $24,839,624 based upon the closing price of the registrant’s common stock of $0.2750 on the OTCQB as of that date.

Number of shares of common stock outstanding as of March 10, 2022 was 98,671,970.

SILO PHARMA, INC.

FORM 10-K

DECEMBER 31, 2021

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

ii

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

Risks Related to our Financial Position and Need for Capital

●	We have only a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations.

●	We will require additional financing in the future to fund our operations, and raising additional capital may cause dilution to holders of our stockholders, restrict our operations or require us to relinquish certain rights.

Risks Related to our Rare Disease Therapeutics Business

●	Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of any future therapeutic candidates are prolonged or delayed, we or our current or future collaborators may be unable to obtain required regulatory approvals, and therefore we will be unable to commercialize our future therapeutic candidates on a timely basis or at all, which will adversely affect our business.

●	Any therapeutic candidates we may develop in the future may be subject to controlled substance laws and regulations in the territories where the product will be marketed, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations and our financial condition. Specifically, psilocybin and psilocin are listed as Schedule I controlled substances under the Controlled Substances Act in the U.S., and similar controlled substance legislation in other countries and any significant breaches in our compliance with these laws and regulations, or changes in the laws and regulations may result in interruptions to our development activity or business continuity.

●	Our product candidates may contain controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding psilocybin or our current or future investigational therapies using psilocybin may negatively influence the success of these therapies.

●	Even if any of our future therapeutic candidates obtain regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense or penalties if we fail to comply with regulatory requirements.

●	If we are unable to enroll patients in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

●	We have never commercialized a therapeutic candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our therapies on our own or with suitable collaborators.

●	The future commercial success of our future therapeutic candidates will depend on the degree of market access and acceptance of our potential therapies as well as the extent to which governmental authorities and health insurers establish adequate reimbursement levels and pricing policies.

●	We may become exposed to costly and damaging liability claims, and our product liability insurance may not cover all damages from such claims.

●	Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize any of our future therapeutic candidates and could have a material adverse effect on our business.

●	Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers may be subject, directly or indirectly, to U.S. federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, other healthcare laws and regulations and other foreign privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Risks Relating to Our Intellectual Property Rights

●	The failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively.

●	If we fail to comply with our obligations in the agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose rights that are important to our business.

General Risk Factors

●	We have never paid cash dividends and have no plans to pay cash dividends in the future.

●	If we fail to remain current in our reporting requirements, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

●	Our common stock could be subject to extreme volatility. Market and economic conditions may negatively impact our business, financial condition and share price.

●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

iii

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

License Agreements between the Company and Vendor

Vendor License Agreement with the University of Baltimore, Maryland for CNS Homing Peptide

On February 12, 2021, we entered into a Master License Agreement (the “UMB License Agreement”) with the University of Maryland, Baltimore (“UMB”) pursuant to which UMB granted us an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property (i) to make, have made, use, sell, offer to sell, and import certain licensed products and (ii) to use the invention titled, “Central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology” (the “Invention”) and UMB’s confidential information to develop and perform certain licensed processes for the therapeutic treatment of neuroinflammatory disease. The term of the License Agreement shall commence on the UMB Effective Date and shall continue until the latest of (i) ten years from the date of First Commercial Sale (as defined in the Sublicense Agreement) of the Licensed Product in such country and (ii) the date of expiration of the last to expire claim of the Patent Rights (as defined in the UMB License Agreement) covering such Licensed Product in such country, or (iii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity, if applicable, unless terminated earlier pursuant to the terms of the agreement. Pursuant to the UMB License Agreement, we agreed to pay UMB (i) a license fee of $75,000, (ii) certain event-based milestone payments, (iii) royalty payments, depending on net revenues, (iv) minimum royalty payments, and (v) a tiered percentage of sublicense income. The UMB License Agreement will remain in effect until the later of: (a) the last patent covered under the UMB License Agreement expires, (b) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity, if applicable, or (c) ten years after the first commercial sale of a licensed product in that country, unless earlier terminated in accordance with the provisions of the UMB License Agreement. The term of the UMB License Agreement shall expire 15 year after the effective date in which (a) there were never any patent rights, (b) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity or (c) there was never a first commercial sale of a licensed product. On January 28, 2022, the Company and University of Maryland, Baltimore (“UMB”) entered into a second amendment to the commercial evaluation and license agreement dated February 26, 2021 (“Second Amendment”). The Second Amendment to extend the term of the original license agreement until December 31, 2022. However, if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first.

As described below, the Company has entered into an investigator sponsored research agreement with UMB related to a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of Multiple Sclerosis.

Commercial Evaluation License and Option Agreement with UMB for Joint Homing Peptide

Effective as of February 26, 2021, the Company, through its wholly-subsidiary, Silo Pharma, Inc., and University of Maryland, Baltimore (“UMB”), entered into a commercial evaluation license and option agreement (“License Agreement”), which granted the Company an exclusive, non-sublicensable, non-transferable license to with respect to the exploration of the potential use of joint-homing peptides for use in the investigation and treatment of arthritogenic processes. The License Agreement also granted the Company an exclusive option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license (“Exclusive Option”) to with respect to the subject technology. The License Agreement had a term of six months from the effective date. Both parties could have terminated the License Agreement within thirty days by giving a written notice.

On July 6, 2021, the Company entered into a First Amendment Agreement (“Amended License Agreement”) with UMB to extend the term of the original License Agreement by an additional six months such that the Amended License Agreement was effective until February 25, 2022 however, if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first. The Company paid a license fee of $10,000 to UMB in March 2021 pursuant to the License Agreement, which was expensed, since the Company could not conclude that such costs would be recoverable for this early-stage venture.

On January 28, 2022, the Company and University of Maryland, Baltimore (“UMB”) entered into a second amendment to the commercial evaluation and license agreement dated February 26, 2021 (“Second Amendment”). The Second Amendment to extend the term of the original license agreement until December 31, 2022. However, if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first.

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

Pursuant to the terms of the Joint Venture Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the Joint Venture Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of December 31, 2021 and as of the current date of this registration statement, the joint venture entity has not been formed yet.

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

Investigator-Sponsored Study Agreements between the Company and Vendors

Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University (“Columbia”) pursuant to which Columbia shall conduct two different studies related to all uses of Ketamine or its metabolites in combination with Prucalopride, one of which is related to Alzheimer’s and the other of which is related to Depression, PTSD and Stress Projects. In addition, Company has been granted an option to license certain assets currently under development, including Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the dated of the exercise of the option. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to posttraumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. The Company paid the first payment of $430,825 in November 2021.

Sponsored Research Agreement with University of Maryland, Baltimore for the Study of Targeted liposomal drug delivery for rheumatoid arthritis

On July 6, 2021, we entered into a sponsored research agreement (the “July 2021 Sponsored Research Agreement”) with UMB pursuant to which UMB shall evaluate the pharmacokinetics of dexamethasone delivered to arthritic rats via liposome.  The research pursuant to the July 2021 Sponsored Research Agreement commenced on September 1, 2021 and will continue until the substantial completion thereof, subject to renewal upon written consent of the parties with a project timeline of twelve months. The July 2021 Sponsored Research Agreement may be terminated by either party upon 30 days’ prior written notice to the other party. In addition, if either party commits any material breach of or defaults with respect to any terms or conditions of the July 2021 Sponsored Research Agreement and fails to remedy such default or breach within 10 business days after written notice from the other party, the party giving notice may terminate the July 2021 Sponsored Research Agreement as of the date of receipt of such notice by the other party. If the Company terminates the July 2021 Sponsored Research Agreement for any reason other than an uncured material breach by UMB, we shall relinquish any and all rights it may have in the Results (as defined in the July 2021 Sponsored Research Agreement) to UMB. In addition, if the July 2021 Sponsored Research Agreement is terminated early, we, among other things, will pay all costs incurred and accrued by UMB as of the date of termination. Pursuant to the terms of the July 2021 Sponsored Research Agreement, UMB granted us an option (the “Option”) to negotiate and obtain an exclusive license to any UMB Arising IP (as defined in the July 2021 Sponsored Research Agreement) and UMB’s rights in any Joint Arising IP (as defined in the July 2021 Sponsored Research Agreement) (collectively, the “UMB IP”). We may exercise the Option by giving UMB written notice within 60 days after it receives notice from UMB of the UMB IP. We shall pay total fees of $276,285 as set forth in the July 2021 Sponsored Research Agreement. The Company paid the first payment of $92,095 on September 1, 2021.

Sponsored Research Agreement with The Regents of the University of California for the Effect of Psilocybin on Inflammation in the Blood

On June 1, 2021, the Company entered into a sponsored research agreement (“Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. The purpose of this is to show what effect psilocybin has on inflammation in the blood. The Company believe that this study will help support the UMB homing peptide study. Pursuant to the Agreement, we shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the effective date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. The Company paid the first payment of $40,000 pursuant to the payment schedule on the Sponsored Research Agreement on June 15, 2021, second payment of $40,000 on September 9, 2021 and $20,570 on November 18, 2021.

Investigator-Sponsored Study Agreement with UMB for CNS Homing Peptide

On January 5, 2021, we entered into an investigator-sponsored study agreement with UMB. The research project is a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of Multiple Sclerosis (“MS”). More specifically, the study is designed to evaluate (1) whether MS-1-displaying liposomes can effectively deliver dexamethasone to the central nervous system and (2) whether MS-1-displaying liposomes are superior to plain liposomes, also known as free drug, in inhibiting the relapses and progression of Experimental Autoimmune Encephalomyelitis. Pursuant to the agreement, the research commenced on March 1, 2021 and will continue until substantial completion, subject to renewal upon mutual written consent of the parties. The total cost under the investigator-sponsored study agreement shall not exceed $81,474. which is payable in two equal installments of $40,737 upon execution of the Sponsored Study Agreement and $40,737 upon completion of the project with an estimated project timeline of nine months. The Company paid $40,737 on January 13, 2021. Currently, the project has not been completed due to the delays cause by the Covid-19 pandemic.

Investigator-Sponsored Study Agreement with Maastricht University of the Netherlands

On November 1, 2020, we entered into an investigator-sponsored study agreement with Maastricht University of the Netherlands. The research project is a clinical study to examine the effects of repeated low doses of psilocybin and lysergic acid diethylamide on cognitive and emotional dysfunctions in Parkinson’s disease and to understand its mechanism of action. The agreement shall terminate on October 31, 2024, unless earlier terminated pursuant to the terms thereof. We shall pay a total fee of 433,885 Euros ($507,602 USD) exclusive of value added tax based on a payment schedule set forth in the agreement. In December 2020, the Company paid the first payment of $101,520. In September 2021, we notified Maastricht University of Netherlands for an early termination of this agreement. Maastricht University of Netherlands has not reached the second phase which is to obtain approval from ethical committee. We have no further obligation after the termination.

Other License Agreements between the Company and a Customer

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

Employees

As of March 10, 2022, we employed a total of two full-time employees. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

We commenced operations in 2010 and have a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations. We may sustain losses in the future as we implement our business plan. We have not yet achieved positive cash flow on a monthly basis during any fiscal year including the fiscal year ended December 31, 2021, and there can be no assurance that we will ever generate revenues or operate profitably.

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

The total number of preferred stock that we are authorized to issue is 5,000,000 shares of which 1,000,000 shares have been designated as Series A Preferred Stock, none of which are issued and outstanding as of March 10, 2022, 2,000 shares have been designated as Series B Preferred Stock, none of which are issued and outstanding as of March 10, 2022 and 4,280 shares have been designated as Series C Preferred Stock, of which 227 shares are issued and outstanding as of March 10, 2022. Pursuant to authority granted by our Certificate of Incorporation, our board of directors, without any action or approval by our stockholders, may issue preferred stock in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the holders of shares of our common stock. The designation and issuance of shares of capital stock having preferential rights could materially adversely affect the rights of the holders of our common stock. In addition, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders.

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

Security Holders

As of March 10, 2022, there were 148 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

Dividends

Preferred Stock

Series B Preferred Stock Deemed Dividends

For the year ended December 31, 2020, the Company recorded $69,000 of deemed dividends in connection with exchange agreement dated April 15, 2020 whereby shares of Series B preferred stock and accompanying warrants were converted at a rate of $0.08 instead of the original rate of $0.20 resulting in the issuance of additional shares of common stock valued at $69,000 which was recorded as deemed dividends.

Series C Preferred Stock Deemed Dividends

For the year ended December 31, 2021, the Company recorded $1,403,997 of deemed dividends resulting from the beneficial conversion feature in connection with the issuance of these Series C Convertible Preferred Stock.

Common Stock

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

ITEM 6. [RESERVED]

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

License Agreements between the Company and a Vendor

Vendor License Agreement with the University of Baltimore, Maryland for CNS Homing Peptide

On February 12, 2021, we entered into a Master License Agreement (the “UMB License Agreement”) with the University of Maryland, Baltimore (“UMB”) pursuant to which UMB granted us an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property (i) to make, have made, use, sell, offer to sell, and import certain licensed products and (ii) to use the invention titled, “Central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology” (the “Invention”) and UMB’s confidential information to develop and perform certain licensed processes for the therapeutic treatment of neuroinflammatory disease. The term of the License Agreement shall commence on the UMB Effective Date and shall continue until the latest of (i) ten years from the date of First Commercial Sale (as defined in the Sublicense Agreement) of the Licensed Product in such country and (ii) the date of expiration of the last to expire claim of the Patent Rights (as defined in the UMB License Agreement) covering such Licensed Product in such country, or (iii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity, if applicable, unless terminated earlier pursuant to the terms of the agreement. Pursuant to the UMB License Agreement, we agreed to pay UMB (i) a license fee of $75,000, (ii) certain event-based milestone payments, (iii) royalty payments, depending on net revenues, (iv) minimum royalty payments, and (v) a tiered percentage of sublicense income. The UMB License Agreement will remain in effect until the later of: (a) the last patent covered under the UMB License Agreement expires, (b) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity, if applicable, or (c) ten years after the first commercial sale of a licensed product in that country, unless earlier terminated in accordance with the provisions of the UMB License Agreement. The term of the UMB License Agreement shall expire 15 years after the effective date in which (a) there were never any patent rights, (b) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity or (c) there was never a first commercial sale of a licensed product. On January 28, 2022, the Company and University of Maryland, Baltimore (“UMB”) entered into a second amendment to the commercial evaluation and license agreement dated February 26, 2021 (“Second Amendment”). The Second Amendment to extend the term of the original license agreement until December 31, 2022. However, if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first.

As described below, the Company has entered into an investigator sponsored research agreement with UMB related to a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of Multiple Sclerosis.

Commercial Evaluation License and Option Agreement with UMB for Joint Homing Peptide

Effective as of February 26, 2021, the Company, through its wholly-subsidiary, Silo Pharma, Inc., and University of Maryland, Baltimore (“UMB”), entered into a commercial evaluation license and option agreement (“License Agreement”), which granted the Company an exclusive, non-sublicensable, non-transferable license to with respect to the exploration of the potential use of joint-homing peptides for use in the investigation and treatment of arthritogenic processes. The License Agreement also granted the Company an exclusive option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license (“Exclusive Option”) to with respect to the subject technology. The License Agreement had a term of six months from the effective date. Both parties could have terminated the License Agreement within thirty days by giving a written notice.

On July 6, 2021, the Company entered into a First Amendment Agreement (“Amended License Agreement”) with UMB to extend the term of the original License Agreement by an additional six months such that the Amended License Agreement was effective until February 25, 2022 however, if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first. The Company paid a license fee of $10,000 to UMB in March 2021 pursuant to the License Agreement, which was expensed, since the Company could not conclude that such costs would be recoverable for this early-stage venture.

On January 28, 2022, the Company and University of Maryland, Baltimore (“UMB”) entered into a second amendment to the commercial evaluation and license agreement dated February 26, 2021 (“Second Amendment”). The Second Amendment to extend the term of the original license agreement until December 31, 2022. However, if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first.

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

Pursuant to the terms of the Joint Venture Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the Joint Venture Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of December 31, 2021 and as of the current date of this registration statement, the joint venture entity has not been formed yet.

Furthermore, pursuant to the terms of the JV Agreement, ZTI shall grant the Joint Venture a sublicense pursuant to its license agreement (the “License Agreement”) with Albert Einstein College of Medicine dated November 27, 2017, in the event that the Company or a third party makes a request indicating that the patented technology (the “Patented Technology”) licensed to ZTI pursuant to the License Agreement is needed to advance the development of the Joint Venture or it is contemplated or determined that the Patented Technology will be sold. Furthermore, pursuant to the JV Agreement, ZTI granted the Company an exclusive option to enter into a separate joint venture for the clinical development of psilocybin using ZTI’s Z-pod™ technology on the same terms and conditions set forth in the JV Agreement, which option shall expire 24 months after the JV Effective

Investigator-Sponsored Study Agreements between the Company and Vendors

Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University (“Columbia”) pursuant to which Columbia shall conduct two different studies related to all uses of Ketamine or its metabolites in combination with Prucalopride, one of which is related to Alzheimer’s and the other of which is related to Depression, PTSD and Stress Projects. In addition, Company has been granted an option to license certain assets currently under development, including Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the dated of the exercise of the option. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to posttraumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. The Company paid the first payment of $430,825 in November 2021.

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

The Company paid the first payment of $92,095 on September 1, 2021.

Sponsored Research Agreement with The Regents of the University of California for the Effect of Psilocybin on Inflammation in the Blood

On June 1, 2021, the Company entered into a sponsored research agreement (“Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. The purpose of this is to show what effect psilocybin has on inflammation in the blood. The Company believe that this study will help support the UMB homing peptide study. Pursuant to the Agreement, we shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the effective date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. The Company paid the first payment of $40,000 pursuant to the payment schedule on the Sponsored Research Agreement on June 15, 2021, second payment of $40,000 on September 9, 2021 and $20,570 on November 18, 2021.

Investigator-Sponsored Study Agreement with UMB for CNS Homing Peptide

On January 5, 2021, we entered into an investigator-sponsored study agreement with UMB. The research project is a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of Multiple Sclerosis (“MS”). More specifically, the study is designed to evaluate (1) whether MS-1-displaying liposomes can effectively deliver dexamethasone to the central nervous system and (2) whether MS-1-displaying liposomes are superior to plain liposomes, also known as free drug, in inhibiting the relapses and progression of Experimental Autoimmune Encephalomyelitis. Pursuant to the agreement, the research commenced on March 1, 2021 and will continue until substantial completion, subject to renewal upon mutual written consent of the parties. The total cost under the investigator-sponsored study agreement shall not exceed $81,474 which is payable in two equal installments of $40,737 upon execution of the Sponsored Study Agreement and $40,737 upon completion of the project with an estimated project timeline of nine months. The Company paid $40,737 on January 13, 2021. Currently, the project has not been completed due to the delays cause by the Covid-19 pandemic.

Investigator-Sponsored Study Agreement with Maastricht University of the Netherlands

On November 1, 2020, we entered into an investigator-sponsored study agreement with Maastricht University of the Netherlands. The research project is a clinical study to examine the effects of repeated low doses of psilocybin and lysergic acid diethylamide on cognitive and emotional dysfunctions in Parkinson’s disease and to understand its mechanism of action. The agreement shall terminate on October 31, 2024, unless earlier terminated pursuant to the terms thereof. We shall pay a total fee of 433,885 Euros ($507,602 USD) exclusive of value added tax based on a payment schedule set forth in the agreement. In December 2020, the Company paid the first payment of $101,520. In September 2021, we notified Maastricht University of Netherlands for an early termination of this agreement. Maastricht University of Netherlands has not reached the second phase which is to obtain approval from ethical committee. We have no further obligation after the termination.

Other License Agreements between the Company and a Customer

Customer Patent License Agreement with Aikido Pharma Inc.

On January 5, 2021, we entered into a Patent License Agreement (the “Aikido License Agreement”) with our wholly-owned subsidiary, Silo Pharma, Inc., and Aikido Pharma Inc. (“Aikido”) pursuant to which we granted Aikido an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property (i) to make, have made, use, provide, import, export, lease, distribute, sell, offer for sale, develop and advertise certain licensed products and (ii) to develop and perform certain licensed processes for the treatment of cancer and symptoms caused by cancer. The Aikido License Agreement relates to the rights which we had obtained under the UMB Option Agreement. Pursuant to the Aikido License Agreement, we agreed that if we exercised the UMB Option, we would grant Aikido a non-exclusive sublicense to certain UMB patent rights in the field of neuroinflammatory diseases occurring in patients diagnosed with cancer. The UMB Option was exercised on January 13, 2021. Accordingly, on April 6, 2021, we entered into a sublicense agreement with Aikido pursuant to which we granted Aikido a worldwide exclusive sublicense to our licensed patents under the UMB License Agreement (see below “Sublicense with Aikido Pharma Inc.”).

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

Equity Investments

At December 31, 2021 and 2020, equity investments, at cost of $419,995 and $200, respectively, comprised mainly of nonmarketable common stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

Results of Operations

Comparison of Our Results of Operations for the Years Ended December 31, 2021 and 2020

The following table summarizes the results of operations for the years ending December 31, 2021 and 2020 and were based primarily on the comparative audited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	Years Ended December 31,
	2021	2020
Revenues	$71,264	$—
Cost of sales	5,004	—
Gross profit	66,260	—
Operating expenses	2,810,603	2,201,719
Operating loss from continuing operations	(2,744,343)	(2,201,719)
Other income (expense), net	6,926,327	(464,550)
Provision for income taxes	(24,876)	—
Loss from discontinued operations, net of tax	(253,367)	(371,248)
Net income (loss)	$3,903,741	$(3,037,517)

Revenues

During the years ended December 31, 2021 and 2020, we generated minimal revenues from operations. For the year ended December 31, 2021, revenues consisted of revenues on licensing fees related to our biopharmaceutical operation of $71,264, as compared to $0 for the year ended December 31, 2020.

Cost of Revenues

During the year ended December 31, 2021, cost of revenues on license fees related to our biopharmaceutical operation amounted to $5,004, as compared to $0 for the year ended December 31, 2020. The primary components of cost of revenues on license fees include the cost of the license fees primarily related to the UMB License and Sublicense Agreement.

Operating Expenses

For the years ended December 31, 2021 and 2020, total operating expenses consisted of the following:

	For the Years Ended December 31,
	2021	2020
Compensation expense	$395,123	$755,993
Professional fees	1,598,367	1,173,717
Research and development	693,910	26,250
Insurance expense	108,750	30,191
Bad debt (recovery) expense	(148,500)	165,376
Selling, general and administrative expenses	162,953	50,192
Total	$2,810,603	$2,201,719

●	Compensation Expense:

For the years ended December 31, 2021 and 2020, compensation expense was $395,123 and $755,993, respectively, a decreased of $360,870 or 48%. This decrease was primarily attributable to a decrease in stock-based compensation related to the issuance of stock to our chief executive officer for his employment agreement of $610,476 in 2020 offset by an increase of our Chief Executive Officer’s compensation and related benefits expense of $63,605, increase in other compensation expense of $4,500 and bonuses paid to our Chief Executive Officer and directors of an aggregate amount of $181,500.

●	Professional Fees:

For the years ended December 31, 2021 and 2020, professional fees were $1,598,367 and $1,173,717, respectively, an increase of $424,650 or 36%. The increase was primarily attributable to an increase other consulting fees of $565,720, an increase in legal fees of $122,412, an increase in investor relation fees of $170,652, an increase in option fees of $10,000, and an increase in accounting fees of $46,362 offset by a decrease in auditing fees of $19,542 and a decrease in stock-based consulting fees of $470,954 related to the issuance of shares to consultants for business advisory and strategic planning services.

●	Research and Development:

For the year ended December 31, 2021 and 2020, we incurred $693,910 and $26,250, respectively, an increase of $667,660 or 2,544%. The increase was a result of increase in research and development costs in connection with the Investigator-sponsored Study Agreement with Maastricht University, UCSF, UMB and Columbia University.

●	Insurance Expense:

For the year ended December 31, 2021 and 2020, insurance expense was $108,750 and $30,191, respectively, increased by $78,559 or 260%. The increase was a result of increases in the cost of renewal of certain insurance policies.

●	Bad Debt (Recovery) Expense, net:

For the year ended December 31, 2021 and 2020, we recorded bad debt recovery (expense) of $148,500 and ($165,376). For the year ended December 31, 2021, we recorded bad debt recovery of $148,500 from the collection of a previously written off notes receivable deemed uncollectible. For the year ended December 31, 2020, the Company recorded bad debt (expense) of ($174,376) and bad debt recovery of $9,000 for a net recorded bad debt (expense) of ($165,376).

●	Selling, General and Administrative Expenses:

Selling, general and administrative expenses include advertising and promotion, patent related expenses, public company expenses, custodian fees, bank service charges, travel, and other office expenses.

For the year ended December 31, 2021 and 2020, selling, general and administrative expenses were $162,953 and $50,192, respectively, an increase of $112,761, or 225%. The increase was primarily attributed to an increase in public company expenses of $62,908, an increase in annual meeting proxy expense of $20,000, an increase in patent related expenses of $21,015 and an increase in other office expenses of $8,838.

Operating Loss from Continuing Operations

For the years ended December 31, 2021 and 2020, operating loss from continuing operations amounted to $2,744,343 and $2,201,719, respectively, an increase of $542,624 or 25%. The increase was primarily a result of the changes in operating expenses discussed above.

Other Income (Expenses), net

For the year ended December 31, 2021 and 2020, other income, net amounted to $6,926,327 and other (expenses), net amounted to ($464,550), respectively, an increase of $7,390,877 or 1,591%. The change in other income (expenses), net was primarily due to an increase in gain on forgiveness of PPP note payable of $19,082, an increase in net realized gain on equity investments of $6,660,483 resulting from sale of our equity investments and an increase in net unrealized gain of $257,782 offset by a decrease of net interest expense of $255,898 resulting from the increase in fair value of our equity investments, offset by a decrease in other income of $3,000, a decrease of foreign exchange loss of $2,950 and a decrease in loss on debt extinguishment of $197,682 incurred in 2020.

Loss from Discontinued Operations

For the year ended December 31, 2021 and 2020, loss from discontinued operations amounted to $253,367 and $371,248, respectively, a decrease of $117,881 or 32%. The decrease was primarily due to a sale of the Company’s NFID business in September 2021.

Preferred Stock Dividend

For the year ended December 31, 2021 and 2020, dividends amounted to $1,403,997 and $69,000, respectively, an increase of $1,334,997 or 1,935%.

For the year ended December 31, 2020, the Company recorded $69,000 of deemed dividends in connection with exchange agreement dated April 15, 2020 whereby shares of Series B preferred stock and accompanying warrants were converted at a rate of $0.08 instead of the original rate of $0.20 resulting in the issuance of additional shares of common stock valued at $69,000 which was recorded as deemed dividends.

For the year ended December 31, 2021, the Company recorded $1,403,997 of deemed dividends resulting from the beneficial conversion feature in connection with the issuance of these Series C Convertible Preferred Stock.

Net Income (Loss) Available to Common Stockholders

For the years ended December 31, 2021 and 2020, net income available to common stockholders amounted to $2,499,744 or $0.04 per common share (basic and diluted), and net (loss) $(3,106,517), or $(0.05) per common share (basic and diluted), respectively, a change of $5,606,261, or 180%. The increase was primarily a result of the increase in operating expenses, and offset by other income, net discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $9,912,281 and $9,837,001 in cash and cash equivalents as of December 31, 2021 and working capital of $1,284,941 and $1,128,389 in cash and cash equivalents as of December 31, 2020.

	December 31, 2021	December 31, 2020	Working Capital Change	Percentage Change
Working capital:
Total current assets	$10,402,320	$1,426,664	$8,975,656	629%
Total current liabilities	(490,039)	(141,723)	(348,316)	246%
Working capital:	$9,912,281	$1,284,941	$8,627,340	671%

The increase in working capital of $8,627,340 was primarily attributable to an increase in current assets of $8,975,656 primarily due to increase in cash of $8.7 million and an increase in current liabilities of $348,316.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Year Ended December 31,
	2021	2020
Cash used in operating activities	$(2,278,016)	$(1,156,996)
Cash provided by investing activities	7,192,526	39,000
Cash provided by financing activities	3,794,102	2,134,633
Net increase in cash	$8,708,612	$1,016,637

Net Cash Used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2021 and 2020 were $2,278,016 and $1,156,996, respectively, an increase of $1,121,020 or 97%.

●	Net cash used in operating activities for the year ended December 31, 2021 primarily reflected a net income of $3,903,741 adjusted for the add-back of non-cash items such net realized gain on equity investments of $6,660,483, net unrealized gain on equity investments of $248,588, bad debt recovery of $148,500, amortization of prepaid stock-based compensation of $107,970, stock-based compensation of $83,728, gain on forgiveness of PPP note payable of $19,082, gain on disposal of assets from discontinued operations of $1,553 and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $38,862, an increase in assets of discontinued operations of $24,963, an increase of interest receivable of $1,210, an increase in accounts payable and accrued expenses of $291,050 and an increase in deferred revenue of $478,736.

●	Net cash used in operating activities for the year ended December 31, 2020 primarily reflected a net loss of $3,037,517 adjusted for the add-back of non-cash items such as net bad debt expense of $165,376, total stock-based compensation of $610,476, amortization of debt discount of $268,125, inventory write-down of $137,947, net unrealized loss of $9,194, loss from debt extinguishment of $197,682 and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $144,663, an increase in inventory of $15,065 and an increase in accounts payable and accrued expenses of $72,525.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the years ended December 31, 2021 and 2020 were $7,192,526 and $39,000, respectively, an increase of $7,153,526 or 18,342%.

●	Net cash provided by investing activities for the year ended December 31, 2021 was $7,192,526 which consisted of aggregate proceeds from sale of equity investments in Aikido and DatChat, Inc. of $7,020,526, proceeds from collection of previously written off notes receivable of $7,500 and procced from notes receivable collection of $164,500.

●	Net cash provided by investing activities for the year ended December 31, 2020 was $39,000 from collection notes receivable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2021 and 2020 were $3,794,102 and $2,134,633, respectively, an increase of $1,659,469 or 78%.

●	Net cash provided by financing activities for the year ended December 31, 2021 was $3,794,102 which consisted of net proceeds from sale of preferred stock of $3,794,102, proceeds from a related party advance of $2,366 offset by repayment of the related party advance of $2,366.

●	Net cash provided by financing activities for the year ended December 31, 2020 was $2,134,633 which consisted of proceeds from note payable – related party of $35,000, proceeds from note payable of $18,900. Proceeds from sale of common stock of $2,115,733 offset by repayment of note payable – related party of $35,000.

Cash Requirements

The Company believes that the proceeds from the sale of our equity investments of $7,020,526 and the proceeds from the sale of our preferred stock of $3,794,102 amounting to aggregate proceeds of $10,814,628, during the year ended December 31, 2021, will provide sufficient cash required to meet our obligations for a minimum of twelve months from the date of this filing.

We currently have no material commitments for any capital expenditures.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company generated a net income of $3,903,741 and used cash in operations of $2,278,016, for the year ended December 31, 2021. Additionally, the Company has an accumulated deficit of $3,262,577 at December 31, 2021. During the year ended December 31, 2021, the Company has received gross proceeds of approximately $7,020,526 from the sale of equity investments. As of December 31, 2021, the Company had working capital of $9,912,281.

These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes the proceeds received during the year ended December 31, 2021 will provide sufficient cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the years ended December 31, 2021 and 2020 include the collectability of notes receivable, the valuation of equity investments, estimates for obsolete and slow-moving inventory, estimates of the deemed dividend, valuation allowances for deferred tax assets, the fair value of warrants issued with debt and for services, and the fair value of shares issued for services and in settlements.

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

Product sales were recognized when the NFID products were shipped to the customer and title was transferred and were recorded net of any discounts or allowances which are separately reported as “discontinued operations” on the consolidated statements of operations.

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

Leases

The Company accounts for its leases using the method prescribed by ASC 842 – Lease Accounting. The Company assess whether the contract is, or contains, a lease at the inception of a contract which is based on (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represents the right to use the leased asset for the lease term. Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

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

The carrying amounts reported in the balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and edging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470- 20, Debt with Conversion and Other Options, for convertible instruments. Under the amendments in ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The amendments in ASU 2020-06 provide financial statement users with a simpler and more consistent starting point to perform analyses across entities. The amendments also improve the operability of the guidance and reduce, to a large extent, the complexities in the accounting for convertible instruments and the difficulties with the interpretation and application of the relevant guidance. To further improve the decision usefulness and relevance of the information being provided to users of financial statements, amendments in ASU 2020-06 increased information transparency by making the following amendments to the disclosure for convertible instruments:

1.	Add a disclosure objective

2.	Add information about events or conditions that occur during the reporting period that cause conversion contingencies to be met or conversion terms to be significantly changed

3.	Add information on which party controls the conversion rights

4.	Align disclosure requirements for contingently convertible instruments with disclosure requirements for other convertible instruments

5.	Require that existing fair value disclosures in Topic 825, Financial Instruments, be provided at the individual convertible instrument level rather than in the aggregate.

Additionally, for convertible debt instruments with substantial premiums accounted for as paid-in capital, amendments in ASU 2020-06 added disclosures about (1) the fair value amount and the level of fair value hierarchy of the entire instrument for public business entities and (2) the premium amount recorded as paid-in capital.

The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the reports of our independent registered public accounting firm required pursuant to this Item are included in Item 15 of this report and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2021, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Position
Eric Weisblum	52	Chairman, Chief Executive Officer, Chief Financial Officer, President, and Director
Wayne D. Linsley	65	Director
Dr. Kevin Muñoz	43	Director

Biographical information concerning the directors and executive officers listed above is set forth below:

Eric Weisblum

Eric Weisblum is the founder and Chief Executive Officer of Silo Pharma Inc. Prior to Silo Pharma Mr. Weisblum was a private investor, board member, and advisor to several companies. Mr. Weisblum has experience in both licensing therapeutic assets and assisting in their development. As a result, Mr. Weisblum brings with him nearly 20 years of experience in structuring and trading financial instruments. , Mr. Weisblum was a registered representative with Domestic Securities, a New Jersey-based broker-dealer. While with Domestic Securities, Mr. Weisblum held the Series 7 - General Securities Representative, the Series 63 – Uniform Securities Agent State Law Examination, and the Series 55 – Registered Equity Trader securities registrations. From 1993 to 2002, Mr. Weisblum originated, structured, traded, and placed structured financing transactions at M.H. Meyerson & Co. Inc., a publicly-traded registered investment bank. He holds a B.A. from the University of Hartford’s Barney School of Business.

Wayne D. Linsley

Wayne D. Linsley has served as a director of the Company since January 2020. Mr. Linsley has been in business management for over 40 years. He possesses a wide and varied skillset including sales and sales management, finance (for both public and private companies), accounting, audit support and financial reporting. He has a bachelor’s in business administration from Siena College in Loudonville, NY. From 2009 to September 2021, he worked for a financial reporting firm that works with publicly traded companies. He has extensive knowledge of financial statements, MD&A, SEC Filings (10K, 10Q, 8K, etc.) Edgar, etc. He often negotiates on behalf of clients in such areas as audit fees, transfer agents, Edgar companies, etc. He currently serves as an independent director for Hoth Therapeutics Inc. (NASDAQ: HOTH) and DatChat Inc. (NASDAQ: DATS).

Dr. Kevin Muñoz

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

Scientific Advisory Board

We have formed a scientific advisory board that is intended to help advise management regarding potential acquisition and development of products. The members of such board are as follows: Matthew W. Johnson, Ph.D.; Dr. Josh Woolley MD/Ph.D.; Dr. Peter Hendricks; and Dr. Charles Nemeroff. Subsequent to December 31, 2021, Matthew W. Johnson and Dr. Peter Hendricks did not renew their consulting agreements and were no longer part of the scientific advisory board.

Matthew W. Johnson, Ph.D., Professor at Johns Hopkins, is an expert on psychedelics, other drugs, and addiction. Working with psychedelics since 2004, he has published over 50 scientific papers on psychedelics. Dr. Johnson published psychedelic safety guidelines in 2008, helping to resurrect psychedelic research. He published the first research on psychedelic treatment of tobacco addiction in 2014, and the largest study of psilocybin in cancer distress in 2016. His 2018 psilocybin review recommended Schedule IV upon medical approval. He has guided over 100 psychedelic sessions. Dr. Johnson also conducts behavioral economic research on both addiction and sexual risk. He conducts research with most psychoactive drug classes, was 2018 President of the Psychopharmacology Division of the American Psychological Association and is the 2020-2021 President of the International Society for Research on Psychedelics.

Dr. Josh Woolley MD/Ph.D. is an Associate Professor in the Department of Psychiatry and Behavioral Sciences at the University of California, San Francisco (“UCSF”). He is also a licensed psychiatrist on staff at the San Francisco Veterans Affairs Medical Center. He received both his MD and his Ph.D. in Neuroscience from UCSF and completed his psychiatry residency training at UCSF. Dr. Woolley is the director and founder of the Bonding and Attunement in Neuropsychiatric Disorders (“BAND”) Laboratory. The mission of the BAND Lab is to understand why people with mental illnesses, including schizophrenia, posttraumatic stress disorder, mood disorders, and substance use disorders, have trouble with social connection, and to develop and test novel treatments for these deficits. His laboratory is actively investigating psilocybin therapy for multiple disorders including major depressive disorder, bipolar depression, chronic pain, and mood symptoms associated with Parkinson’s Disease.

Dr. Peter Hendricks, Professor in the Department of Health Behavior, University of Alabama at Birmingham is currently researching the use of psilocybin to see if it will help individuals addicted to cocaine stop using the harmful drug. He theorizes that psilocybin, which is the active compound found in Psilocybin mushrooms, also known as “magic mushrooms”, can be understood as working from multiple angles, including neurobiological and psychological, with an emphasis on subjective transcendent experiences of awe. Dr. Hendricks is able to speak about his research as well as novel and more effective treatments for substance abuse dependence, with specific areas of focus on tobacco, cocaine and polysubstance abuse in vulnerable populations.

Dr. Charles Nemeroff is chair and professor with the Department of Psychiatry and Behavioral Sciences. He also directs the Institute for Early Life Adversity Research within the Department of Psychiatry and Behavioral Sciences as part of the Mulva Clinic for the Neurosciences. Prior to joining Dell Med, Dr. Nemeroff was chair of the Department of Psychiatry and Behavioral Sciences and clinical director of the Center on Aging at the University of Miami Miller School of Medicine in Miami, Florida. He received his medical degree and doctorate degrees in neurobiology from the University of North Carolina (“UNC”) School of Medicine. After psychiatry residency training at UNC and Duke University, he held faculty positions at Duke University Medical Center and at Emory University School of Medicine before relocating to the University of Miami in 2009. He has served as president of the American College of Psychiatrists and the American College of Neuropsychopharmacology and sits on the Scientific Advisory Board of the Brain and Behavior Research Foundation. He is President-elect of the Anxiety and Depression Association of America and a member of the National Academy of Medicine.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.

To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2021, we believe that, except as set forth below, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2021.

●	Eric Weisblum failed to timely report one transaction on a Form 4, which report has now been filed.

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our principal executive officer and our principal financial officer during the year ended December 31, 2021 and 2020 (each a “named executive officer”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary Paid ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Eric Weisblum, Chief Executive	2021	175,000	(1)	170,000	(2)	—		—	—	—	—	345,000
Officer and Chief Financial Officer	2020	115,000	(3)	—		610,476	(3)	—	—	—	—	725,476

(1)	On January 18, 2021, the Company and Mr. Weisblum entered into the first amendment (the “Amendment”) to the Employment Agreement, effective as of January 1, 2021. Pursuant to the Amendment Mr. Weisblum’s base salary was increased from $120,000 per year to $180,000 per year and all the terms and provisions of the Employment Agreement shall remain in full force and effect.

(2)	Pursuant to Mr. Weisblum’s Employment Agreement dated April 17, 2020 he was eligible to earn a bonus in an amount of up to $120,000. On December 29, 2021, the Company’s Board of Directors (“Board”) approved bonus of $120,000 which was recorded as accrued liability as of December 31, 2021 and was paid out in January 2022. In addition, Mr. Weisblum also received in 2021, a cash bonus of $50,000 for his services in 2020.

(3)	On April 17, 2020, the Company entered into an Employment Agreement with Mr. Weisblum, the Company’s Chief Executive Officer, pursuant to which Mr. Weisblum will continue to serve as Chief Executive Officer and Chief Financial Officer of the Company. Mr. Weisblum’s base salary was $120,000, and he shall be eligible to earn a bonus in an amount of up to $120,000, subject to the sole discretion of the Company’s board of directors. In addition, Mr. Weisblum was granted 7,630,949 shares of the Company’s common stock. These shares were valued at $610,476, or $0.08 per common share, based on contemporaneous common share sales. Such employment agreement was amended in January 2021.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding option and restricted stock unit awards held by each of our named executive officers that were outstanding as of December 31, 2021. There were no stock awards or other equity awards outstanding as of December 31, 2021.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Eric Weisblum	100,000	—	—	$0.0001	04/15/2024	—	—	—	—
Chief Executive Officer	100,000	—	—	$0.0001	07/15/2024	—	—	—	—
and Chief Financial Officer	100,000	—	—	$0.0001	10/15/2024	—	—	—	—

Employment Agreement

On April 17, 2020, the Company entered into an employment agreement (“Employment Agreement”) with Eric Weisblum to serve as Chief Executive Officer and Chief Financial Officer of the Company. The term of the Employment Agreement will continue for a period of one year from the date of execution date thereof and automatically renews for successive one-year periods at the end of each term until either party delivers written notice of their intent not to review at least six months prior to the expiration of the then effective term. The Employment Agreement provided for a base salary of $120,000 and 7,630,949 of vested shares of the Company’s common stock in April 2020. In addition, Mr. Weisblum shall be eligible to earn a bonus, subject to the sole discretion of the Company’s Board of Directors (“Board”). The Employment Agreement may be terminated by either the Company or Mr. Weisblum at any time and for any reason upon 60 days prior written notice. Upon termination of the Employment Agreement, Mr. Weisblum shall be entitled to (i) any equity award that has vested prior to the termination date, (ii) reimbursement of expenses incurred on or prior to such termination date and (iii) such employee benefits to which he may be entitled as of the termination date (collectively, the “Accrued Amounts”). Mr. Weisblum employment may also be terminated by the Company at any time, with cause, death or disability (as defined in the Employment Agreement). Upon the termination of the Employment Agreement for death or disability, Mr. Weisblum shall be entitled to receive the Accrued Amounts. The Employment Agreement also contains covenants prohibiting Mr. Weisblum from disclosing confidential information with respect to the Company.

On January 18, 2021, the Company and Mr. Weisblum entered into the first amendment (the “Amendment”) to the Employment Agreement, effective as of January 1, 2021. Pursuant to the Amendment Mr. Weisblum’s base salary was increased from $120,000 per year to $180,000 per year and all the terms and provisions of the Employment Agreement shall remain in full force and effect.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2021. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2021.

Name	Fees earned or paid in cash		Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation		Total
Wayne Linsley	$20,000	(1)	—	—	—	—	$10,000	(2)	$30,000

Dr. Kevin Muñoz	$6,000	(1)	—	—	—	—	$1,500	(2)	$7,500

(1)	Represents: (i) $5,000 quarterly board fee of Mr. Linsley, for a total of $20,000 and (ii) $1,500 quarterly board fee of Dr. Kevin Munoz, for a total of $6,000.

(2)	Represents $10,000 bonus for Mr. Linsley and $1,500 bonus for Dr. Muñoz.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 10, 2022 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group.

The percentage ownership information is based on 98,671,970 shares of common stock outstanding as of March 10, 2022. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules attribute beneficial ownership of securities as of a particular date to persons who hold convertible preferred stock, options or warrants to purchase shares of common stock and that are exercisable within 60 days of such date. These shares are deemed to be outstanding and beneficially owned by the person holding those convertible preferred stock, options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Silo Pharma, Inc., 560 Sylvan Avenue, Suite 3160, Englewood Cliffs, NJ 07632.

Name and Address of Beneficial Owner	Number of shares beneficially owned		Percentage of shares beneficially owned
5% or greater shareholders:
Scott Wilfong (1)	5,393,787		5.47%

Directors and Named Executive Officers:
Eric Weisblum	8,011,063	(2)	8.12%
Wayne D. Linsley (3)	-		-
Kevin Munoz (3)	-		-
All executive officers and directors as a group (3 persons)	8,011,063		8.12%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	The address is 6427 Lake Washington Blvd. NE, Kirkland, WA 98033.
(2)	Includes 300,00 shares of common stock issuable upon exercise of presently exercisable options.
(3)	The reporting person also owns options to purchase 171,233 shares of common stock, none of which are presently exercisable.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information regarding our equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders (1)	—	$—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	—

(1)	2020 Omnibus Equity Incentive Plan. On January 18, 2021, the board of directors of the Company approved the Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) to incentivize employees, officers, directors and consultants of the Company and its affiliates. The number of shares of common stock that are reserved and available for issuance under the 2020 Plan shall be equal to 8.5 million shares provided that with respect to exempt awards as defined in the 2020 Plan, shall not count against such share limit. The 2020 Plan provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of cash, stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation units and other stock or cash-based awards. The Plan shall terminate on the tenth anniversary of the date of adoption by the Board of Directors. Subject to certain restrictions, the Board of Directors may amend or terminate the Plan at any time and for any reason. An amendment of the Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, rules or regulations. On March 10, 2021, the stockholders of the Company approved the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, there were no transactions during our fiscal years ended December 31, 2021 and 2020 to which we were a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this registration statement. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

On March 11, 2020, we issued a promissory note in the principal amount of $15,000 to our Chief Executive Officer. The note accrued interest at a rate of 6% per annum, was unsecured and matured on April 10, 2020. For the years ended December 31, 2020, interest expense related to this note amounted to $126. In April 2020, we fully paid the outstanding principal and accrued interest amounting to $15,126.

On April 1, 2020, we issued a promissory note in the principal amount of $20,000 to our Chief Executive Officer. The note accrued interest at a rate of 6% per annum, was unsecured and matured on September 30, 2020. For the years ended December 31, 2020, interest expense related to this note amounted to $99. On April 30, 2020, we fully paid the outstanding principal and accrued interest amounting to $20,099.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our audit committee reviewed, and pre-approved audit and permissible non-audit services performed by our independent registered public accounting firm, Salberg & Company, P.A. for the years ended December 31, 2021 and 2020 as well as the fees for such services to ensure that the provision of such services is compatible with maintaining independence.

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

The following table shows the fees for services provided by Salberg & Company, P.A. for the years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees	$52,300	$48,900
Audit Related Fees	12,100	3,000
Tax Fees	–	–
All Other Fees	–	–
Total	$64,400	$51,900

Audit Fees: Audit fees consist of fees billed for professional services performed by Salberg & Company, P.A. for the audit of our annual consolidated financial statements, and the review of interim consolidated financial statements.

Audit-Related Fees: Audit related fees may consist of fees billed by our independent registered public accounting firm for audit related consulting services related to registration statements. There were no such fees incurred by the Company in the fiscal year ended December 31, 2021 and 2020.

Tax Fees: Tax fees may consist of fees for professional services, including tax compliance. There were no such fees incurred by the Company in the fiscal years ended December 31, 2021 and 2020.

All Other Fees: There were no such fees incurred by the Company in the fiscal years ended December 31, 2021 and 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 thereon.

	2.	Financial Statement Schedules
		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibits	Description
3.1	Certificate of Incorporation of Point Capital, Inc., filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Commission on December 28, 2012 and incorporated herein by reference.
3.2	Bylaws of Point Capital, Inc., filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Commission on December 28, 2012 and incorporated herein by reference.
3.3	Certificate of Designation of the Series A Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 30, 2013 and incorporated herein by reference.
3.4	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on May 17, 2017 and incorporated herein by reference.
3.5	Amendment to Certificate of Incorporation for name change dated May 20, 2019, filed as an appendix to the Definitive Proxy Statement on Schedule 14A, filed with the Commission on May 1, 2019 and incorporated herein by reference.
3.6	Certificate of Designation of the Series B Convertible Preferred Stock, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
3.7	Certificate of Amendment filed with the Delaware Secretary of State on September 24, 2020, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 6, 2020 and incorporated herein by reference.
3.8	Certificate of Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
3.9	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on March 10, 2021, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 12, 2021 and incorporated by herein by reference.
4.1*	Description of the Registrant’s Securities.
10.1	Stock Purchase Agreement dated April 24, 2013 between Point Capital, Inc. and Alpha Capital Anstalt, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 30, 2013 and incorporated herein by reference.
10.2	Corrected Asset Purchase Agreement with Blind Faith Concepts Holdings, Inc. dated September 28, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 20, 2018 and incorporated herein by reference.
10.3	Form of Return to Treasury Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 20, 2018 and incorporated herein by reference.
10.4	Form of Securities Purchase Agreement, dated October 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.5	Form of convertible note agreement with Investors dated October 2019, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.6	Form of Warrant, dated October 2019, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2019 and incorporated herein by reference.
10.7	Form of Securities Purchase Agreement for the purchase of Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.8	Form of Warrant related to Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.9	Form of registration rights agreement related to Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.

10.10	Form of Exchange Agreement for Convertible Notes, dated as of April 15, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.11	Form of Exchange Agreement for Series B Preferred Stock, dated as of April 15, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.12	Form of Subscription Agreement, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.13	Form of Consulting Agreement, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.14	Form of Advisory Agreement, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.15+	Employment Agreement by and between the Company and Eric Weisblum, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.16	Form of Securities Purchase Agreement, dated as of April 28, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 28, 2020 and incorporated herein by reference.
10.17	Form of Registration Rights Agreement, dated as of April 28, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 28, 2020 and incorporated herein by reference.
10.18	Form of Lock-Up Agreement, dated as of April 28, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 28, 2020 and incorporated herein by reference.
10.19	Patent License Agreement by and among the Company and Silo Pharma, Inc., a Florida corporation and their affiliates and subsidiaries and AIkido Pharma Inc., filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 11, 2021 and incorporated herein by reference.
10.20	Sponsored Research Agreement by and between the Company and the University of Maryland, Baltimore, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 11, 2021 and incorporated herein by reference.
10.21+	Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 28, 2021 and incorporated herein by reference.
10.22+	First Amendment to Employment Agreement, dated January 18, 2021, by and between the Company and Eric Weisblum, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 28, 2021 and incorporated herein by reference.
10.23	Form of Securities Purchase Agreement, dated as of February 9, 2021, between Silo Pharma, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.24	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.25	Form of Registration Rights Agreement, dated as of February 9, 2021, between Silo Pharma, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.26	Form of Lock-Up Agreement, dated as of February 9, 2021 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.27	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on February 12, 2021)

10.28#	Master License Agreement, dated February 12, 2021, by and between the Company and the University of Maryland, Baltimore (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021)
10.29#	Letter of Intent, dated February 12, 2021, by and between the Company and Aikido Pharma, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2021)
10.30	Patent License Agreement by and among the Company and Silo Pharma, Inc., a Florida corporation and their affiliates and subsidiaries and Aikido Pharma Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021).

10.31	Sponsored Research Agreement by and between the Company and the University of Maryland, Baltimore (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021).

21.1*	Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILO PHARMA, INC.

Date: March 28, 2022	By:	/s/ Eric Weisblum
Eric Weisblum
Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weisblum	Chairman, Chief Executive Officer,	March 28, 2022
Eric Weisblum	President, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Wayne D. Linsley	Director	March 28, 2022
Wayne D. Linsley

/s/ Dr. Kevin Muñoz	Director	March 28, 2022
Dr. Kevin Muñoz

SILO PHARMA, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Silo Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SILO Pharma, Inc. (f/k/a Uppercut Brands, Inc.) (the “Company”) as of December 31, 2021, and 2020, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2019.

Boca Raton, Florida

March 28, 2022

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,837,001	$1,128,389
Equity investments	419,995	200
Notes receivable, net	-	23,500
Prepaid expenses and other current assets - current	145,324	241,091
Assets of discontinued operations	-	33,484

Total Current Assets	10,402,320	1,426,664

Note receivable - non-current, including interest receivable of $1,210	61,210	-
Prepaid expenses - non-current	26,659	-

Total Assets	$10,490,189	$1,426,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$417,937	$127,069
Note payable - current portion	-	14,654
Deferred revenue - current portion	72,102	-

Total Current Liabilities	490,039	141,723

LONG TERM LIABILITIES:
Deferred revenue - long-term portion	937,884	-
Note payable - long-term portion	-	4,246

Total Long Term Liabilities	937,884	4,246

Total Liabilities	1,427,923	145,969

Commitment and Contingencies (see Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series B convertible preferred stock, $0.0001 par value, 2,000 shares designated; no shares issued and outstanding at December 31, 2021 and 2020, respectively ($1,000 per share liquidation value)	-	-

Series C convertible preferred stock, $0.0001 par value, 4,280 shares designated; 227 and no shares issued and outstanding at December 31, 2021 and 2020, respectively ($1,000 per share liquidation value)	-	-

Common stock, $0.0001 par value, 500,000,000 shares authorized; 98,636,970 and 85,141,956 shares issued and outstanding at December 31, 2021 and 2020, respectively	9,864	8,514
Additional paid-in capital	12,314,979	7,034,502
Accumulated deficit	(3,262,577)	(5,762,321)

Total Stockholders’ Equity	9,062,266	1,280,695

Total Liabilities and Stockholders’ Equity	$10,490,189	$1,426,664

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020

LICENSE FEE REVENUES:	$71,264	$-

COST OF REVENUES	5,004	-

GROSS PROFIT	66,260	-

OPERATING EXPENSES:
Compensation expense	395,123	755,993
Professional fees	1,598,367	1,173,717
Research and development	693,910	26,250
Insurance expense	108,750	30,191
Bad debt (recovery) expense, net	(148,500)	165,376
Selling, general and administrative expenses	162,953	50,192

Total operating expenses	2,810,603	2,201,719

OPERATING LOSS FROM CONTINUING OPERATIONS	(2,744,343)	(2,201,719)

OTHER INCOME (EXPENSE):
Interest income	1,210	11,543
Other income	-	3,000
Gain on forgiveness of PPP note payable	19,082	-
Interest expense	(3,036)	(269,043)
Interest expense - related party	-	(224)
Foreign exchange loss	-	(2,950)
Loss on debt extinguishment	-	(197,682)
Net realized gain on equity investments	6,660,483	-
Net unrealized gain (loss) on equity investments	248,588	(9,194)

Total other income (expense)	6,926,327	(464,550)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	4,181,984	(2,666,269)

Provision for income taxes	(24,876)	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	4,157,108	(2,666,269)

DISCONTINUED OPERATIONS:
Gain from sale of assets of discontinued operations, net of tax	1,553	-
Loss from discontinued operations, net of tax	(254,920)	(371,248)

LOSS FROM DISCONTINUED OPERATIONS	(253,367)	(371,248)

NET INCOME (LOSS)	3,903,741	(3,037,517)

Deemed dividend	(1,403,997)	(69,000)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$2,499,744	$(3,106,517)

NET INCOME (LOSS) PER COMMON SHARE:
Continuing operations - basic	$0.04	$(0.05)
Continuing operations - diluted	$0.04	$(0.05)
Discontinued operations - basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	94,865,761	65,954,691
Diluted	95,922,218	65,954,691

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	115	$-	-	$-	23,604,207	$2,361	$2,630,551	$(2,655,804)	$(22,892)

Common Stock issued for cash, net of offering cost	-	-	-	-	37,758,116	3,775	2,111,958	-	2,115,733

Common Stock issued for future services	-	-	-	-	8,586,184	859	686,036	-	686,895

Preferred Shares Exchanged for Common Stock	(115)	-	-	-	1,437,500	144	(144)	-	-

Common Stock issued in connection with employment agreement	-	-	-	-	7,630,949	763	609,713	-	610,476

Common Stock issued for Exchange of Notes	-	-	-	-	4,125,000	412	527,588	-	528,000

Common Stock issued for conversion of Redeemable Series A Preferred stock	-	-	-	-	2,000,000	200	399,800	-	400,000

Deemed dividend on Preferred Stock Exchange	-	-	-	-	-	-	69,000	(69,000)	-

Net loss	-	-	-	-	-	-	-	(3,037,517)	(3,037,517)

Balance, December 31, 2020	-	-	-	-	85,141,956	8,514	7,034,502	(5,762,321)	1,280,695

Series C preferred stock issued for cash, net of offering cost	-	-	4,276	-	-	-	3,794,102	-	3,794,102

Deemed dividend upon issuance of preferred stock	-	-	-	-	-	-	1,403,997	(1,403,997)	-

Common stock warrants granted for services	-	-	-	-	-	-	83,728	-	83,728

Issuance of common stock for conversion of preferred stock	-	-	(4,049)	-	13,495,014	1,350	(1,350)	-	-

Net income	-	-	-	-	-	-	-	3,903,741	3,903,741

Balance, December 31, 2021	-	$-	227	$-	98,636,970	$9,864	$12,314,979	(3,262,577)	$9,062,266

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,903,741	$(3,037,517)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt (recovery) expense	(148,500)	165,376
Stock-based compensation	83,728	610,476
Amortization of debt discount to interest expense	-	268,125
Amortization of prepaid stock-based expense	107,970	578,924
Inventory write-down	-	137,947
Net realized gain on equity investments	(6,660,483)	-
Net unrealized (gain) loss on equity investments	(248,588)	9,194
Gain on forgiveness of PPP note payable and accrued interest	(19,082)	-
Gain from disposal of assets from discontinued operations	(1,553)	-
Loss from debt extinguishment	-	197,682
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(38,862)	(144,663)
Assets of discontinued operations	(24,963)	(15,065)
Interest receivable	(1,210)	-
Accounts payable and accrued expenses	291,050	72,525
Deferred revenue	478,736	-

NET CASH USED IN OPERATING ACTIVITIES	(2,278,016)	(1,156,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of equity investments	7,020,526	-
Collection on note receivable written off prior to 2019	7,500	-
Collection on note receivable	164,500	39,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	7,192,526	39,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	-	35,000
Proceeds from note payable	-	18,900
Repayment of note payable - related party	-	(35,000)
Net proceeds from sale of common stock	-	2,115,733
Net proceeds from sale of preferred stock	3,794,102	-
Advance from a related party	2,366	-
Repayment of advance from a related party	(2,366)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,794,102	2,134,633

NET INCREASE IN CASH:	8,708,612	1,016,637

CASH AND CASH EQUIVALENTS - beginning of year	1,128,389	111,752

CASH AND CASH EQUIVALENTS - end of year	$9,837,001	$1,128,389

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$224
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for prepaid services	$-	$686,895
Common stock issued for Exchange of Notes	$-	$528,000
Common stock issued for conversion of Redeemable Series A Preferred Stock	$-	$400,000
Increase in equity investments recorded as deferred revenue pursuant to a patent license agreement	$531,250	$-
Note receivable issued in connection with asset purchase agreement	$60,000	$-

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

On April 8, 2020, the Company incorporated a new wholly-owned subsidiary, Silo Pharma Inc., in the State of Florida. The Company has also secured the domain name www.silopharma.com. The Company has been exploring opportunities to expand the Company’s business by seeking to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases, including the use of psychedelic drugs, such as psilocybin, and the potential benefits they may have in certain cases involving depression, mental health issues and neurological disorders. In July 2020, through the Company’s newly formed subsidiary, the Company entered into a commercial evaluation license and option agreement with University of Maryland, Baltimore (“UMB”) (see Note 10) pursuant to which, among other things, UMB granted the Company an exclusive, option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license to with respect to certain technology. The option was extended and exercised on January 13, 2021. On February 12, 2021, the Company entered into a Master License Agreement with UMB (see Note 10). The Company plans to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand the Company’s business to focus on this new line of business.

On September 30, 2021, the Company entered into and closed on an Asset Purchase Agreement (“Asset Purchase Agreement) with NFID, LLC, a Florida limited liability company (“Buyer”), whereby the Buyer purchased from the Company certain assets, properties, and rights in connection with the Company’s NFID trademark name, logos, domain, and apparel clothing and accessories for a purchase price of $60,000 in the form of a promissory note amounting to $60,000. The promissory note bears 8% interest per annum and matures on October 1, 2023. Accordingly, the results of operations of this component, for all periods presented, are separately reported as “discontinued operations” on the accompanying consolidated statements of operations (see Note 4).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-K, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for financial information. The Company’s consolidated financial statements include financial statements for Silo Pharma, Inc and its inactive wholly-owned subsidiary with the same name as the parent entity, Silo Pharma, Inc, as of December 31, 2021 and during the years ended December 31, 2021 and 2020. All intercompany transactions and balances have been eliminated.

In accordance with, ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the NFID, LLC component’s results of operations have been classified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the results of operations of this component, for all periods, are separately reported as “discontinued operations” on the consolidated statements of operations.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Liquidity

As reflected in the accompanying consolidated financial statements, the Company generated a net income of $3,903,741 and used cash in operations of $2,278,016, for the year ended December 31, 2021. Additionally, the Company has an accumulated deficit of $3,262,577 at December 31, 2021. During the year ended December 31, 2021, the Company has received gross proceeds of $7,020,526 from the sale of equity investments. As of December 31, 2021, the Company had working capital of $9,912,281.

These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes the proceeds received during the year ended December 31, 2021 will provide sufficient cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the years ended December 31, 2021 and 2020 include the collectability of notes receivable, the valuation of equity investments, estimates for obsolete and slow-moving inventory, estimates of the deemed dividend, valuation allowances for deferred tax assets, the fair value of warrants issued with debt and for services, and the fair value of shares issued for services and in settlements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and by the Securities Investor Protection Corporation (“SIPC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At December 31, 2021 and 2020, the Company had cash in excess of FDIC and SIPC limits of approximately $9,100,000 and $880,000, respectively.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets - current of $145,324 and $241,091 at December 31, 2021 and 2020, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses and other current assets – non-current of $26,659 and $0 at December 31, 2021 and 2020, respectively, consist primarily of costs paid for license fees and future services which will occur after a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, business advisory, legal services, license fees, research and development fees, and insurance which are being amortized over the terms of their respective agreements.

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

For the license and royalty income, revenue is recognized when the Company satisfies the performance obligation based on the related license agreement. Payments received from the licensee that are related to future periods are recorded as deferred revenue to be recognized as revenues over the term of the related license agreement (see Note 10).

Product sales were recognized when the NFID products were shipped to the customer and title was transferred and were recorded net of any discounts or allowances which are separately reported as “discontinued operations” on the consolidated statements of operations.

Cost of Revenues

The primary components of cost of revenues on license fees included the cost of the license fees. Payments made to the licensor that are related to future periods are recorded as prepaid expense to be amortized over the term of the related license agreement (see Note 10).

The primary components of cost of revenues on NFID apparel include the cost of the product, production costs, warehouse storage costs and shipping fees which are separately reported as “discontinued operations” on the consolidated statements of operations.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of December 31, 2021 and 2020 that would require either recognition or disclosure in the accompanying consolidated financial statements.

The Company recognized income tax expense of $24,876 and $0 for the years ended December 31, 2021 and 2020 (see Note 8).

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the years ended December 31, 2021 and 2020, research and development costs were $693,910 and $26,250, respectively.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) allocable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the as-if converted method. Potentially dilutive securities which include convertible preferred shares and stock options are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net income or (loss). The following are the potentially dilutive shares for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Series C convertible preferred stock	756,667	—
Stock options	300,000	300,000
Warrants	17,353,987	—
	18,410,654	300,000

The following table presents a reconciliation of basic and diluted net loss per share:

	For the Years Ended December 31,
	2021	2020
Income (loss) per common share — basic:
Income (loss) from continuing operations	$4,157,108	$(2,666,269)
Loss from discontinued operations	(253,367)	(371,248)
Net income (loss)	$3,903,741	$(3,037,517)
Weighted average common shares outstanding — basic	94,865,761	65,954,691

Net income (loss) per common share – basic:
From continuing operations	$0.04	$(0.05)
From discontinued operations	$(0.00)	$(0.01)

Income (loss) per common share — diluted:
Income (loss) from continuing operations	$4,157,108	$(2,666,269)
Add: interest expense, net	(3,036)	—
Numerator for loss from continuing operations per common share — diluted	4,154,072	(2,666,269)
Numerator for loss from discontinuing operations per common share — diluted	(253,367)	(371,248)
Net loss per common share – diluted	$3,900,705	$(3,037,517)

Weighted average common shares outstanding — basic	94,865,761	65,954,691
Effect of dilutive securities:
Options	299,790	—
Preferred shares	756,667	—
Weighted average common shares outstanding – diluted	95,922,218	65,954,691

Net loss per common share – diluted:
From continuing operations	$0.04	$(0.05)
From discontinued operations	$(0.00)	$(0.01)

Leases

The Company accounts for its leases using the method prescribed by ASC 842 – Lease Accounting. The Company assess whether the contract is, or contains, a lease at the inception of a contract which is based on (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Operating lease ROU assets represents the right to use the leased asset for the lease term. Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and edging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470- 20, Debt with Conversion and Other Options, for convertible instruments. Under the amendments in ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The amendments in ASU 2020-06 provide financial statement users with a simpler and more consistent starting point to perform analyses across entities. The amendments also improve the operability of the guidance and reduce, to a large extent, the complexities in the accounting for convertible instruments and the difficulties with the interpretation and application of the relevant guidance. To further improve the decision usefulness and relevance of the information being provided to users of financial statements, amendments in ASU 2020-06 increased information transparency by making the following amendments to the disclosure for convertible instruments:

1.	Add a disclosure objective

2.	Add information about events or conditions that occur during the reporting period that cause conversion contingencies to be met or conversion terms to be significantly changed

3.	Add information on which party controls the conversion rights

4.	Align disclosure requirements for contingently convertible instruments with disclosure requirements for other convertible instruments

5.	Require that existing fair value disclosures in Topic 825, Financial Instruments, be provided at the individual convertible instrument level rather than in the aggregate.

Additionally, for convertible debt instruments with substantial premiums accounted for as paid-in capital, amendments in ASU 2020-06 added disclosures about (1) the fair value amount and the level of fair value hierarchy of the entire instrument for public business entities and (2) the premium amount recorded as paid-in capital.

The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The carrying amounts reported in the consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Equity Investments at Fair Value

The Company accounted for certain equity investments at fair value using level 1, level 2 and level 3 valuations. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2021 and 2020:

	At December 31, 2021			At December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Equity investments consisting of common stock, at fair value	$419,995	$—	$—	$—	—	$—

The following table summarizes activity in the Company’s equity investments, at fair value for the periods presented:

	December 31, 2021	December 31, 2020
Balance, beginning of the year	$—	$—
Additions	531,250	—
Sales	(359,843)	—
Unrealized gain	248,588	—
Balance, end of the year	$419,995	$—

At December 31, 2021, equity investments, at fair value consisted of common equity securities of two entities, Home Bistro, Inc and Aikido Pharma, Inc. (see Note 10).

Equity investments are carried at fair value with unrealized gains or losses which is recorded as net unrealized gain (loss) on equity investments in the accompanying consolidated statement of operations. Realized gains and losses are determined on a specific identification basis which is recorded as net realized gain (loss) on equity investments in the accompanying consolidated statement of operations. The Company reviews equity investments, at fair value for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. For the year ended December 31, 2021, we recorded a net realized gain on equity investments of $6,660,483 primarily attributed to a gain from the sale of the Company’s equity investment in DatChat, Inc. of $6,657,120 and Aikido Pharma, Inc. of $3,363. DatChat, Inc. was a cost basis investment carried at $200 at December 31, 2020 (see below). The Company paid a commission on the sale of DatChat, Inc. totaling $578,880 which was netted with the proceeds.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding equity instruments.

Equity Investments at Cost

At December 31, 2021 and 2020, equity investments, at cost of $0 and $200, respectively, comprised mainly of non-marketable capital stock and stock warrants, are recorded at cost, as adjusted for other than temporary impairment write-downs and are evaluated for impairment periodically.

NOTE 4 – DISPOSAL OF THE DISCONTINUED OPERATIONS OF THE NFID BUSINESS

On September 30, 2021, the Company entered into and closed on an Asset Purchase Agreement (see Note 1) with NFID, LLC, an unrelated party, a Florida limited liability company, whereby the Company sold certain assets, properties, and rights in connection with its NFID trademark name, logos, domain, and apparel clothing and accessories for a purchase price of $60,000 in the form of a promissory note for the same amount (“Note”). The Note bears 8% interest per annum and matures on October 1, 2023. As of December 31, 2021, the Note had principal balance of $60,000 and accrued interest receivable of $1,210 for a total outstanding receivable balance of $61,210.

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the component’s results of operations have been classified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the results of operations of this component, for all periods, are separately reported as “discontinued operations” in the accompanying consolidated statements of operations.

As of December 31, 2021 and 2020, assets of discontinued operations amounted $0 and $33,484, respectively, which primarily consisted of NFID inventory.

The following table set forth the selected financial data of the Company’s gain from sale of the NFID business on September 30, 2021:

September 30, 2021
Assets:
Current assets:
Inventory, net	$58,447
Total assets	$58,447

Liabilities:
Current liabilities:
Total liabilities	$—

Net asset of NFID business disposed	$58,447
Consideration in the form of a note receivable	(60,000)
Gain from sale of NFID business	$(1,553)

The summarized operating result of discontinued operations of the NFID Business included in the Company’s consolidated statements of operations for the years ended December 31, 2021 and 2020 is as follows:

	For the Year Ended
	December 31,
	2021	2020
Product sales, net	$119,405	$40,923
Cost of sales	103,824	182,426
Gross profit (loss)	15,581	(141,503)
Total operating and other non-operating expenses	(270,501)	(229,745)
Gain from sale of NFID business	1,533	—
Loss from discontinued operations	$(253,367)	$(371,248)

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

On November 2, 2018, the Company and Blind Faith Concepts Holdings, Inc. (the “Debtor”) entered into a promissory note agreement for the sale of a promissory note with a principal balance of $50,000 (“Note”). The Note bore an interest rate of 10% per annum and 18% per annum in the event of default, payable on a monthly basis. The terms of the Note also provides for the principal balance of $50,000 to be used by the Debtor for an asset purchase transaction (“Transaction”) which is not related to the Company and for the Transaction to close within thirty days from the issuance date of the Note otherwise the Note becomes immediately due. In December 2018, the Company determined that the Note was not collectible and accordingly recorded an allowance for doubtful account and bad debt expense of $50,000.

On December 20, 2019, the Company and a third party entity (“Purchaser”) entered into two separate claim purchase agreements (“Purchase Agreements”), whereby the Company sold and the Purchaser assumed the promissory notes: (i) dated September 28, 2018 with a principal balance of $200,000 and related accrued interest and: (ii) dated November 2, 2018 with a principal balance of $50,000 and related accrued interest (discussed above) (collectively as “Notes”), for an aggregate purchase price of $277,305. Pursuant to the Purchase Agreements, the purchase price is payable on the earlier of the payment of six-monthly installments or upon the liquidation of the Blind Faith Concepts Holdings, Inc settlement securities pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. During the year ended December 31, 2020, the Company collected an aggregate amount of $30,000 of the Notes. During the year ended December 31, 2020, the Company recorded an allowance for doubtful account and bad debt expense of $146,500 related to the principal balance of the Notes and wrote off $27,876 of the accrued interest receivable related to the Notes, for a total bad debt expense of $174,376, due to slow collection of the installment payments.

During the years ended December 31, 2020, the Company recorded an aggregate bad debt expense in the amount of $174,376 and recovered an aggregate of $9,000 bad debt previously written off during the periods between 2018 to 2020, resulting in net bad debt expense of $165,376 recorded in the accompanying consolidated statement of operations.

During the years ended December 31, 2021, the Company recovered $148,500 of the bad debt that was previously written off during the periods between 2018 to 2020, recorded as bad debt recovery in the accompanying consolidated statement of operations. On June 7, 2021, the Company and the investor, entered into a settlement agreement whereby both parties agreed to settle the remaining balance of this note receivable which was previously written off in year 2020 for a total settlement amount of $196,000 to be paid as follows; (i) an initial payment of $46,000 upon execution of the settlement agreement and (ii) $10,000 per month for fifteen months. During the year ended, $148,500 was collected under this settlement agreement and $47,500 remains collectible under this settlement agreement and such amount has been fully reserved as of December 31, 2021.

On September 30, 2021, the Company executed a note receivable agreement with NFID, LLC in connection with an Asset Purchase Agreement (see Note 4). The promissory note bears 8% interest per annum and matures on October 1, 2023. The outstanding principal and accrued interest shall be due and payable on maturity. As of December 31, 2021, this note receivable had outstanding principal receivable of $60,000 and accrued interest receivable of $1,210 for a total receivable balance of $61,210 which is reflected in the accompanying consolidated balance sheet as note receivable – non-current.

As of December 31, 2021 and 2020, notes receivable, net, consisted of the following:

	December 31, 2021	December 31, 2020
Principal amounts of notes receivable at beginning of the year	$220,000	$250,000
Additional notes receivable in 2021	60,000	—
Collections on notes receivables	(148,500)	(30,000)
Less: allowance for doubtful accounts	(71,500)	(196,500)
Total Notes receivable, net	60,000	23,500
Less: notes receivable, net – current portion	—	(23,500)
Notes receivable – non-current	$60,000	$—

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

In April 2021, the Company was notified by the Small Business Administration that the principal and accrued interest under the PPP loan has been forgiven in full. Accordingly, during the year ended December 31, 2021, the Company recorded a total gain on forgiveness of PPP note payable of $19,082 which consisted of the principal balance of $18,900 and accrued interest of $182. As od December 31, 2021, the PPP note had no outstanding balance.

During the years ended December 31, 2021 and 2020, the Company recognized $54 and $80 of interest expense, respectively.

At December 31, 2021 and 2020, notes payable consisted of the following:

	December 31, 2021	December 31, 2020
Principal amount	$—	$18,900
Less: current portion	—	(14,654)
Note payable - long term portion	$—	$4,246

NOTE 7 – STOCKHOLDERS’ EQUITY

Shares Authorized

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

Preferred Stock

In April 2013, 1,000,000 shares of preferred stock were designated as Series A Convertible Preferred Stock, and in November 2019, 2,000 shares of preferred stock were designated as Series B Convertible Preferred Stock. On February 9, 2021, 4,280 shares of preferred stock were designated as Series C Convertible Preferred Stock.

Conversion of Series A Redeemable Preferred Stock into Common Shares

On August 3, 2020, at the request of the investor, the Company converted 4,000 Series A Preferred Stock into 2,000,000 shares of common stock. After such conversion, the Company reclassified the $400,000 redemption value of the Series A Preferred Stock to additional paid in capital. Accordingly, there are no shares of Series A Preferred Stock issued and outstanding as of December 31, 2021 and 2020.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Conversion of Series B Convertible Preferred Stock into Common Shares

On April 15, 2020, the Company entered into Exchange Agreements with the holders of its Series B Preferred Stock, which shares of Series B Preferred Stock were originally issued in November 2019. Pursuant to the Exchange Agreements, the holders agreed to exchange their 115 shares of Series B Preferred Stock with a stated value of $115,000 and 575,000 warrants issued in connection with the Series B Preferred Stock for an aggregate of 1,437,500 shares of the Company’s common stock at a price of $0.08 per share. After the exchanges, there are no shares of the Company’s Series B Preferred Stock outstanding. The Company issued 1,437,500 shares of common stock which was more than the shares that would have been issued at the original conversion price of $0.20 per share or 575,000 shares of common stock, an excess of 862,500 shares of common stock. The excess shares were valued at a price of $0.08 per share. Consequently, in connection with this share exchange, the Company recorded a deemed dividend on this extinguishment of $69,000 during the year ended December 31, 2020. Accordingly, there are no shares of Series B Preferred Stock issued and outstanding as of December 31, 2021 and 2020.

Series C Convertible Preferred Stock

On February 9, 2021, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Certificate of Designations”) with the Delaware Secretary of State, designating 4,280 shares of preferred stock as Series C Convertible Preferred Stock.

●	Designation. The Company has designated 4,280 shares of preferred stock as Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock has a par value of $0.0001 per share and a stated value of $1,000 (the “Series C Stated Value”).

●	Dividends. Holders of Series C Convertible Preferred Stock shall be entitled to receive dividends (on an as-if-converted-to-common-stock basis) in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of the Series C Convertible Preferred Stock.

●	Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series C Convertible Preferred Stock shall be entitled to receive the same amount that a holder of common stock would receive if the Series C Convertible Preferred Stock were fully converted (disregarding any conversion limitations) which amounts shall be paid pari passu with all holders of common stock.

●	Voting Rights. Except as otherwise provided in the Certificate of Designations or as otherwise required by law, the Series C Convertible Preferred Stock shall have no voting rights. However, as long as any shares of Series C Convertible Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series C Convertible Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series C Convertible Preferred Stock or alter or amend the Certificate of Designations, (b) amend its Certificate of Incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Series C Convertible Preferred Stock, (c) increase the number of authorized shares of Series C Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

●	Conversion. Each share of Series C Convertible Preferred Stock is convertible, at any time and from time to time after the issuance date, at the option of the holder, into such number of shares of common stock determined by dividing the Series C Stated Value by the Series C Conversion Price. “Series C Conversion Price” means $0.30, subject to adjustment in the event of stock split, stock dividends, subsequent right offerings and similar recapitalization transactions.

●	Forced Conversion. Notwithstanding anything herein to the contrary, after the date that the Company’s stockholder approval is obtained and deemed effective, the Company may deliver a written notice to all holders (the “Forced Conversion Notice Date”) to cause each holder to convert all or part of such holder’s Series C Convertible Preferred Stock pursuant to Section 6 (“Forced Conversion”), it being agreed that the “Conversion Date” shall be deemed to occur no later than the earlier of (i) two (2) trading days and (ii) the number of trading days comprising the standard settlement period following the Forced Conversion Notice Date; provided, however, a holder shall only be required to convert pursuant to a Forced Conversion to the extent that such conversion would not cause a holder to exceed its beneficial ownership limitation. On March 10, 2021, the Company obtained the stockholders’ approval forcing the conversion of all the Series C Convertible Preferred Stock. On April 12, 2021, the Company notified holders of its Series C Convertible Preferred Stock of its election to force the conversion to its Series C Convertible Preferred Stock into shares of the Company’s common stock (see below).

●	Exercisability. A holder of Series C Convertible Preferred Stock may not convert any portion of the Series C Convertible Preferred Stock to the extent that the holder, together with its affiliates and any other person or entity acting as a group, would own more than 4.99% (or, upon election by a holder prior to issuance, 9.99%) of the outstanding shares of the Company’s common stock after conversion, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Conversion of Series C Convertible Preferred Stock

On April 12, 2021, the Company notified holders of its Series C Convertible Preferred Stock of its election to force the conversion to its Series C Convertible Preferred Stock into shares of the Company’s common stock pursuant to the Certificate of Designations unless such conversion would cause the holder to exceed its beneficial ownership limitation pursuant to the Certificate of Designations. On April 14, 2021, the Company converted 4,049 Series C Convertible Preferred Stock into 13,495,014 shares of common stock. As of December 31, 2021, there were 227 shares of the Company’s Series C Convertible Preferred Stock issued and outstanding.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

During the years ended December 31, 2021 and 2020, the Company recognized stock-based consulting fees of $107,970 and $578,924, respectively, with a remaining prepaid expense included in prepaid expenses and other current assets of $0 and $107,970 at December 31, 2021 and 2020, respectively.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Common Stock Issued for Exchange of Notes

On April 15, 2020, the Company entered into Exchange Agreements with the holders of certain convertible promissory notes. Pursuant to these Exchange Agreements, the holders agreed to exchange their convertible promissory notes of $330,000 and 1,650,000 warrants issued in connection with this debt for an aggregate of 4,125,000 shares of the Company’s common stock at a price of $0.08 per share. Consequently, the Company recorded a loss on debt extinguishment of $198,000 during the year ended December 31, 2020.

Stock Options

On January 18, 2021, the Company’s board of directors (“Board”) approved the Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan (the “Plan”) to incentivize employees, officers, directors and consultants of the Company and its affiliates. 8,500,000 shares of common stock are reserved and available for issuance under the Plan, provided that certain exempt awards (as defined in the Plan), shall not count against such share limit. The Plan provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of cash, stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation units and other stock or cash-based awards. The Plan shall terminate on the tenth anniversary of the date of adoption by the Board. Subject to certain restrictions, the Board may amend or terminate the Plan at any time and for any reason. An amendment of the Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, rules or regulations. On March 10, 2021, the Plan was approved by the stockholders.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Stock option activities for the years ended December 31, 2021 and 2020 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2019	300,000	$0.0001	4.5	$104,970
Granted/Issued/ Forfeited	—	—	—	—
Balance Outstanding, December 31, 2020	300,000	0.0001	3.5	127,290
Granted/Issued/ Forfeited	—	—	—	—
Balance Outstanding, December 31, 2021	300,000	$0.0001	2.5	$42,870
Exercisable, December 31, 2021	300,000	$0.0001	2.5	$42,870

Warrants

Warrant activities for the years ended December 31, 2021 and 2020 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2019	2,225,000	$0.20	4.80	$337,750
Forfeited	(2,225,000)	0.20	—	—
Balance Outstanding, December 31, 2020	—	—	—	—
Granted	17,353,987	0.31	4.12	—
Balance Outstanding, December 31, 2021	17,353,987	$0.31	4.12	$—
Exercisable, December 31, 2021	17,353,987	$0.31	4.12	$—

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

On January 18, 2021, the Company granted warrants to purchase up to 250,000 shares of the Company’s common stock in exchange for legal services rendered. The warrants have a term of five years from the date of grant and are exercisable at an exercise price of $0.20 per share. The warrants were valued on the grant date at approximately $0.33 per warrant for a total of $83,728 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.35 per share (based on the quoted trading price on the date of grant), volatility of 169%, expected term of five year, and a risk-free interest rate of 0.46%. During the year ended December 31, 2021, the Company recorded stock-based compensation of $83,728.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 8 - INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on December 31, 2021 and 2020 consist of net operating loss carry-forwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. As of December 31, 2021 and 2020, the Company had not recorded a liability for any unrecognized tax positions.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2021 and 2020 was as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Income tax (benefit) liability at U.S. statutory rate of 21%	$819,786	$(637,879)
Income tax (benefit) liability – state	253,743	(197,439)
Permanent differences	(20,893)	457,798
Change in valuation allowance	(1,027,760)	377,520
Total provision for income tax	$24,876	$—

The Company’s approximate net deferred tax asset as of December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
Net operating loss carryforward	$1,647,335	$868,338
Net capital loss carryforward	(1,707,701)	123,932
Total deferred tax asset (liability) before valuation allowance	(60,366)	992,271
Valuation allowance	35,490	(992,271)
Provision for income tax	24,876	—
Net deferred tax asset	$—	$—

At December 31, 2021, the Company had a capital gain of $6,660,483 which offset the prior year net capital loss carryforward $450,663 for a capital gain of $6,209,820.

Due to the loss of its Regulated Investment Company (“RIC”) tax status in 2017, any net tax operating losses generated as a RIC cannot be used to offset any future taxable income. As of December 31, 2021, the Company had an aggregate estimated net operating loss carryforwards of approximately $5,990,308 for income taxes. These net operating loss carries forwards may be available to reduce future years’ taxable income. The net loss carryforward up until 2017 in the amount of $470,204, will expire in 2037. Net loss carryforwards in the amount of $5,520,104 from 2018 onwards can be carried over indefinitely, subject to annual usage limits.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 9 – CONCENTRATIONS

Customer Concentration

For the years ended December 30, 2021 and 2020, no customer accounted for over 10% of total revenues from apparel sales included in discontinued operations.

Vendor Concentrations

For the year ended December 31, 2021, one licensor accounted for 100% of the Company’s vendor license agreements (see Note 10) related to the Company’s biopharmaceutical operation.

For the year ended December 31, 2020, the Company did not have any licensor.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On April 17, 2020, the Company entered into an employment agreement (“Employment Agreement”) with Eric Weisblum to serve as Chief Executive Officer and Chief Financial Officer of the Company. The term of the Employment Agreement will continue for a period of one year from the date of execution date thereof and automatically renews for successive one-year periods at the end of each term until either party delivers written notice of their intent not to review at least six months prior to the expiration of the then effective term. The Employment Agreement provided for a base salary of $120,000 and 7,630,949 of vested shares of the Company’s common stock in April 2020. In addition, Mr. Weisblum shall be eligible to earn a bonus, subject to the sole discretion of the Company’s Board of Directors (“Board”). The Employment Agreement may be terminated by either the Company or Mr. Weisblum at any time and for any reason upon 60 days prior written notice. Upon termination of the Employment Agreement, Mr. Weisblum shall be entitled to (i) any equity award that has vested prior to the termination date, (ii) reimbursement of expenses incurred on or prior to such termination date and (iii) such employee benefits to which he may be entitled as of the termination date (collectively, the “Accrued Amounts”). Mr. Weisblum employment may also be terminated by the Company at any time, with cause, death or disability (as defined in the Employment Agreement). Upon the termination of the Employment Agreement for death or disability, Mr. Weisblum shall be entitled to receive the Accrued Amounts. The Employment Agreement also contains covenants prohibiting Mr. Weisblum from disclosing confidential information with respect to the Company.

On January 18, 2021, the Company and Mr. Weisblum entered into the first amendment (the “Amendment”) to the Employment Agreement, effective as of January 1, 2021. Pursuant to the Amendment Mr. Weisblum’s base salary was increased from $120,000 per year to $180,000 per year and all the terms and provisions of the Employment Agreement shall remain in full force and effect.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

License Agreements between the Company and Vendors

University of Maryland, Baltimore - License Agreement for Development and Use of Central Nervous System-Homing Peptides

Commercial Evaluation License and Option Agreement with the University of Maryland, Baltimore

Effective as of July 15, 2020, the Company, through its wholly-owned subsidiary, Silo Pharma, Inc. (see Note 1) and University of Maryland, Baltimore (“UMB”), entered into a commercial evaluation license and option agreement (“License Agreement”), granting the Company an exclusive, non-sublicensable, non-transferable license to with respect to the exploration of the potential use of central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology. The License Agreement also granted the Company an exclusive option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license (“Exclusive Option”) to with respect to the subject technology. The License Agreement had a term of six months from the effective date however if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first. The Company exercised its Exclusive Option on January 13, 2021 and entered into a Master License Agreement on February 12, 2021. Both parties may terminate this agreement within thirty days by giving a written notice. In July 2020, the Company paid a license fee of $10,000 to UMB pursuant to the License Agreement which was recorded in professional fees during the year ended December 31, 2020 since the Company could not conclude that such costs would be recoverable for this early-stage venture.

Master License Agreement with the University of Maryland, Baltimore

As disclosed above, effective as of February 12, 2021, the Company and University of Maryland, Baltimore (“UMB”), entered into the Master License Agreement (“Master License Agreement”) which grants the Company an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property: (i) to make, have made, use, sell, offer to sell, and import certain licensed products and: (ii) to use the invention titled, “Central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology” and UMB’s confidential information to develop and perform certain licensed processes for the therapeutic treatment of neuroinflammatory disease.

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

The Company may assign, sublicense, grant, or otherwise convey any rights or obligations under the Master License Agreement to a Company affiliate, without obtaining prior written consent from UMB provided that it meets the terms defined in the Master License Agreement. The Company may grant sublicenses of some or all of the rights granted by the Master License Agreement, provided that there is no uncured default or breach of any material term or condition under the Master License Agreement, by Company, at the time of the grant, and that the grant complies with the terms and conditions of the Master License Agreement. The Company shall be and shall remain responsible for the performance by each of the Company’s sublicensee. Any sublicense shall be consistent with and subject to the terms and conditions of the Master License Agreement and shall incorporate terms and conditions sufficient to enable Company to comply with the Master License Agreement. The Company or Company affiliates shall pay to UMB a percentage of all income received from its sublicensee as follows: (i) 25% of the Company’s sublicense income which is receivable with respect to any sublicense that is executed before the filing of an NDA (or foreign equivalent) for the first licensed product; and (b) 15% of the Company’s sublicense income which is receivable with respect to any sublicense that is executed after the filing of an NDA (or foreign equivalent) for the first licensed product.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments (see below for payment terms), (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. The Company shall pay to UMB a license fee of $75,000, payable as follows: (a) $25,000 shall be due within 30 days following the effective date; and (b) $50,000 on or before the first anniversary of the effective date. The license fee is non-refundable and is not creditable against any other fee, royalty or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The Company paid $25,000 license fee on February 17, 2021 which was recorded as prepaid expense and is being amortized over the 15-year term. The Company recognized amortization expense of $4,375 during the year ended December 31, 2021. At December 31, 2021, prepaid expense and other current assets – current amounted $5,000 and prepaid expense – non-current amounts $15,625 as reflected in the accompanying consolidated balance sheets.

Milestone Payment Terms:

Milestone	Payment
Filing of an Investigational New Drug (or any foreign equivalent) for a Licensed Product	$50,000
Dosing of first patient in a Phase 1 Clinical Trial of a Licensed Product	$100,000
Dosing of first patient in a Phase 2 Clinical Trial of a Licensed Product	$250,000
Receipt of New Drug Application (“NDA”) (or foreign equivalent) approval for a Licensed Product	$500,000
Achievement of First Commercial Sale of Licensed Product	$1,000,000

Royalty Payments Terms:

(i)	3% on sales of licensed products (as defined in the Master License Agreement) during the applicable calendar year for sales less than $50,000,000; and

(ii)	5% on sales of licensed products during the applicable calendar year for sales greater than $50,000,000; and

(iii)	a minimum annual royalty payments, as follows:

Years	Minimum Annual Royalty
Prior to First Commercial Sale	$	N/A
Year of First Commercial Sale	$	N/A
First calendar year following the First Commercial Sale		$25,000
Second calendar year following the First Commercial Sale		$25,000
Third calendar year following the First Commercial Sale		$100,000

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below - Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. The Company recognized amortization expense of $628 during the year ended December 31, 2021. At December 31, 2021, prepaid expense and other current assets – current amounted $838 and prepaid expenses – non-current amounts $11,034 as reflected in the accompanying consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

University of Maryland, Baltimore - License Agreement for Development and Use of Joint-Homing Peptides

Commercial Evaluation License and Option Agreement with the University of Maryland, Baltimore

Effective as of February 26, 2021, the Company, through its wholly-subsidiary, Silo Pharma, Inc., and University of Maryland, Baltimore (“UMB”), entered into a commercial evaluation license and option agreement (“License Agreement”), which granted the Company an exclusive, non-sublicensable, non-transferable license to with respect to the exploration of the potential use of joint-homing peptides for use in the investigation and treatment of arthritogenic processes. The License Agreement also granted the Company an exclusive option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license (“Exclusive Option”) to with respect to the subject technology. The License Agreement had a term of six months from the effective date. Both parties could have terminated the License Agreement within thirty days by giving a written notice.

On July 6, 2021, the Company entered into a First Amendment Agreement (“Amended License Agreement”) with UMB to extend the term of the original License Agreement by an additional six months such that the Amended License Agreement was effective until February 25, 2022 however, if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first. The Company paid a license fee of $10,000 to UMB in March 2021 pursuant to the License Agreement which was recorded in professional fees during the year ended December 31, 2021, since the Company could not conclude that such costs would be recoverable for this early-stage venture. Subsequent to December 31, 2021, the Company and UMB entered into a Second Amendment Agreement (see Note 11).

License Agreements between the Company and Customer

Customer Patent License Agreement with Aikido Pharma Inc.

On January 5, 2021, the Company and its subsidiary Silo Pharma, Inc., a Florida corporation, entered into a patent license agreement (“License Agreement”) (collectively, the “Licensor”) and Aikido Pharma Inc. (“Aikido” or the “Customer”), as amended on April 12, 2021, pursuant to which the Licensor granted Aikido an exclusive, worldwide (“Territory”), sublicensable, royalty-bearing license to certain intellectual property: (i) to make, have made, use, provide, import, export, lease, distribute, sell, offer for sale, develop and advertise certain licensed products and (ii) to develop and perform certain licensed processes for the treatment of cancer and symptoms caused by cancer (“Field of Use”).

The License Agreement also provided that, if the Licensor exercised the option granted to it pursuant to its commercial evaluation license and option agreement with UMB, effective as of July 15, 2020, it would grant Aikido a non-exclusive sublicense (“Right”) to certain UMB patent rights in the field of neuroinflammatory diseases occurring in patients diagnosed with cancer (“Field”). Pursuant to the License Agreement, Aikido agreed to pay the Licensor, among other things, (i) a one-time non-refundable cash payment of $500,000 and (ii) royalty payments equal to 2% of net sales (as defined in the License Agreement) in the Field of Use in the Territory. In addition, Aikido agreed to issue the Licensor 500 shares of Aikido’s newly designated Series M Convertible Preferred Stock which were to be converted into an aggregate of 625,000 shares of the Aikido’s common stock. On April 12, 2021, the Company entered into an amendment to the License Agreement (“Amended License Agreement”) with Aikido dated January 5, 2021 whereby Aikido issued an aggregate of 625,000 restricted shares of Aikido’s common stock instead of the 500 shares of the Series M Convertible Preferred Stock.

Pursuant to the License Agreement, the Company is required to prepare file, prosecute, and maintain the licensed patents. Unless earlier terminated, the term of the license to the licensed patents will continue until the expiration or abandonment of all issued patents and filed patent applications within the licensed patents. The Company may terminate the License Agreement upon 30 day written notice if Aikido fails to pay any amounts due and payable to the Company or if Aikido or any of its affiliates brings a patent challenge against the Company, assists others in bringing a legal or administrative challenge to the validity, scope, or enforceability of or opposes any of the licensed patents (“Patent Challenge”) against the Company (except as required under a court order or subpoena). Aikido may terminate the Agreement at any time without cause, and without incurring any additional penalty, (i) by providing at least 30 days’ prior written notice and paying the Company all amounts due to it through such termination effective date. Either party may terminate the Agreement for material breaches that have failed to be cured within 60 days after receiving written notice. The Company collected the non-refundable cash payment of $500,000 on January 5, 2021 which was recorded as deferred revenue to be recognized as revenues over the 15 year term of the License Agreement.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Prior to the April 12, 2021 issuance of the common stock in lieu of the Series M Convertible Preferred Stock as discussed above, the Company valued the 500 Series M Convertible Preferred stock which was equivalent into Aikido’s 625,000 shares of common stock at a fair value of $0.85 per common share or $531,250 based quoted trading price of Aikido’s common stock on the date of grant. The Company recorded an equity investment of $531,250 (see Note 3) and deferred revenue of $531,250 to be recognized as revenues over the term of the license. Accordingly, the Company recorded a total deferred revenue of $1,031,250 ($500,000 cash received and $531,250 value of equity securities received) to be recognized as revenues over the 15-year term. The Company recognized revenue of $68,750 during the year ended December 31, 2021. At December 31, 2021, deferred revenue – current portion amounted $68,750 and deferred revenue – long-term portion amounted $893,750 as reflected in the accompanying consolidated balance sheets.

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

Customer Sublicense Agreement with Aikido Pharma Inc.

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

Pursuant to the Sublicense Agreement, Aikido agreed to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. The Company recognized revenue of $2,514 during the year ended December 31, 2021. At December 31, 2021, deferred revenue – current portion amounted $3,352 and deferred revenue – long-term portion amounted $44,134 as reflected in the accompanying consolidated balance sheets.

Sponsored Study and Research Agreements between the Company and Vendors

Investigator-Sponsored Study Agreement with Maastricht University of the Netherlands

On November 1, 2020, the Company entered into an investigator-sponsored study agreement (“Study Agreement”) with Maastricht University of the Netherlands. The research project is a clinical study to examine the effects of repeated low doses of psilocybin and lysergic acid diethylamide on cognitive and emotional dysfunctions in Parkinson’s disease and to understand its mechanism of action. The Study Agreement shall terminate on October 31, 2024, unless earlier terminated pursuant to the terms thereof. The Company shall pay a total fee of 433,885 Euros ($507,602 USD) exclusive of value added tax to be amortized over the four-year term and payment schedule as follows:

Payment
1	86,777 Euros ($101,520 USD)	Upon signing the Study Agreement and was paid in December 2020
2	86,777 Euros ($101,520 USD)	Obtained approval from ethical committee
3	86,777 Euros ($101,520 USD)	Data collection has commenced
4	130,166 Euros ($152,281 USD)	First half of the participants are tested
5	43,885 Euros ($50,760 USD)	Completion of data collection and delivery of final report

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

In December 2020, the Company paid the first payment of $101,520 which was recorded to prepaid expense and other current assets – current of which approximately $22,318 was amortized in fiscal 2020. In September 2021, the Company notified Maastricht University of Netherlands for an early termination of this agreement. Maastricht University of Netherlands has not reached the second phase which is to obtain approval from ethical committee. The Company has no further obligation after the termination. During the year ended December 31, 2021, the Company amortized the remaining prepaid expense of $79,202.

Investigator-Sponsored Study Agreement with University of Maryland, Baltimore

On January 5, 2021, the Company entered into an investigator-sponsored study agreement (“Sponsored Study Agreement”) with the University of Maryland, Baltimore. The research project is a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of multiple sclerosis (“MS”). More specifically, the study is designed to evaluate (1) whether MS-1-displaying liposomes can effectively deliver dexamethasone to the CNS and (2) whether MS-1-displaying liposomes are superior to plain liposomes, also known as free drug, in inhibiting the relapses and progression of experimental autoimmune encephalomyelitis. Pursuant to the Sponsored Study Agreement, the research shall commence on March 1, 2021 and will continue until substantial completion, subject to renewal upon mutual written consent of the parties. The total cost under the Sponsored Study Agreement shall not exceed $81,474 which is payable in two equal installments of $40,737 upon execution of the Sponsored Study Agreement and $40,737 upon completion of the project with an estimated project timeline of nine months. The Company paid $40,737 on January 13, 2021 which was recorded in prepaid expense to be amortized over the nine-month period. Currently, the project has not been completed due to the delays cause by the Covid-19 pandemic. During the year ended December 31, 2021, the Company fully amortized the prepaid expense of $40,737.

Sponsored Research Agreement with The Regents of the University of California

On June 1, 2021 (the “Effective Date”), the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. Pursuant to the Agreement, the Company shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the Effective Date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. The Company paid the first payment of $40,000 pursuant to the payment schedule on the Sponsored Research Agreement on June 15, 2021, second payment of $40,000 on September 9, 2021 and $20,570 on November 18, 2021 which were recorded to prepaid expense and other current assets – current to be amortized over the two-year period. During the year ended December 31, 2021, the Company amortized $92,855 of the prepaid expense leaving a prepaid asset of $7,715 at December 31, 2021.

Sponsored Research Agreement with University of Maryland, Baltimore

On July 6, 2021, the Company and University of Maryland, Baltimore (“UMB”) entered into a sponsored research agreement (“July 2021 Sponsored Research Agreement”) pursuant to which UMB shall evaluate the pharmacokinetics of dexamethasone delivered to arthritic rats via liposome. The research pursuant to the July 2021 Sponsored Research Agreement shall commence on September 1, 2021 and will continue until the substantial completion thereof, subject to renewal upon written consent of the parties. The July 2021 Sponsored Research Agreement may be terminated by either party upon 30 days’ prior written notice to the other party. In addition, if either party commits any material breach of or defaults with respect to any terms or conditions of the July 2021 Sponsored Research Agreement and fails to remedy such default or breach within 10 business days after written notice from the other party, the party giving notice may terminate the July 2021 Sponsored Research Agreement as of the date of receipt of such notice by the other party. If the Company terminates the July 2021 Sponsored Research Agreement for any reason other than an uncured material breach by UMB, the Company shall relinquish any and all rights it may have in the Results (as defined in the July 2021 Sponsored Research Agreement) to UMB. In addition, if the July 2021 Sponsored Research Agreement is terminated early, the Company, among other things, will pay all costs incurred and accrued by UMB as of the date of termination.

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

The Company paid the first payment of $92,095 on September 1, 2021 which was recorded to prepaid expense and other current assets – current to be amortized over the estimated project timeline of twelve months. During the year ended December 31, 2021, the Company fully amortized the prepaid expense of $92,095.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Sponsored Research Agreement with Columbia University

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University pursuant to which the Company has been granted an option to license certain assets currently under development, including Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the dated of the exercise of the option. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to post-traumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. The Company paid the first payment of $430,825 in November 2021 which was recorded to prepaid expense and other current assets – current to be amortized over the estimated project timeline of twelve months. During the year ended December 31, 2021, the Company amortized $359,021 of the prepaid expense. As of December 31, 2021, prepaid expense related to the sponsored research agreement was $71,804.

Joint Venture Agreement with Zylö Therapeutics, Inc.

On April 22, 2021 (“Effective Date”), the Company entered into a Joint Venture Agreement (“JV Agreement”) with Zylö Therapeutics, Inc. (“ZTI”) pursuant to which the parties agreed to form a joint venture entity, to be named Ketamine Joint Venture, LLC (“Joint Venture”), to, among other things, focus on the clinical development of ketamine using ZTI’s Z-pod™ technology (“Venture”). Pursuant to the JV Agreement, the Company shall act as the manager (“Manager”) of the Joint Venture. The Joint Venture shall terminate if the development program does not meet certain specifications and milestones as set forth in the JV Agreement within 30 days of the date set forth in the JV Agreement. Notwithstanding the foregoing, the Manager may, in its sole discretion, terminate the Joint Venture at any time.

Pursuant to the terms of the JV Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the JV Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of December 31, 2021 and as of the current date of this report, the joint venture entity has not been formed yet.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Amended Service Agreement

On September 10, 2021 (“Effective Date”), the Company entered into an Amendment Agreement (“Amended Service Agreement”) to a certain service agreement dated on September 8, 2020 with the University of Texas (“University”) at Austin whereby the University will provide advisory service and assist the Company on identifying license and sponsored research opportunities for the Company. The Company shall pay the University $5,000 per quarter starting on the Effective Date. Any cost incurred will be reimbursed only after prior written consent by the Company. The term of the Amended Service Agreement is for 36 months unless earlier terminated by either party upon giving a written notice as defined in the agreement. During the year ended December 31, 2021, the Company paid $5,000 related to this agreement.

NOTE 11 – SUBSEQUENT EVENTS

On January 27, 2022, the Company and Dr. James Kuo entered into an employment agreement (“Kuo Employment Agreement”) for Dr. Kuo to serve as the Vice President of Research & Development. The Kuo Employment Agreement shall be effective as of the date of the agreement and shall automatically renew for a period of one year at every anniversary of the effective date, with the same terms and conditions, unless either party provides written notice of its intention not to extend the term of the Kuo Employment Agreement at least thirty days’ prior to the applicable renewal date. Dr. Kuo shall be paid an annual base salary of $30,000. For each twelve-month period of his employment, Dr. Kuo shall be entitled to a bonus whereby amount and terms shall be in the sole and absolute discretion of the Board of Directors (“Board”) and shall be payable at the Company’s sole option in stock or in cash. In addition, an aggregate of 800,000 incentive stock options was granted to Dr. Kou, at an exercise price equal to the closing price of the Company’s common stock on the date of grant (“ISOs”) as follows: (i) 300,000 ISOs (“Initial Options”), issued under the Company’s 2020 Equity Incentive Plan (“2020 Plan”) which vest immediately, and (ii) an additional 500,000 ISOs (“Additional Options”), issued under the 2020 Plan which shall vest ratably over two successive equal quarterly installments over the subsequent one year period as follows: 250,000 ISOs shall vest at 9 months, and 12 months following the effective date of the Kuo Employment Agreement, which underlying Additional Options shall be exercisable immediately upon the applicable vesting date.

On January 28, 2022, the Company and University of Maryland, Baltimore (“UMB”) entered into a second amendment to the commercial evaluation and license agreement dated February 26, 2021 (“Second Amendment”) (see Note 10 - University of Maryland, Baltimore - License Agreement for Development and Use of Joint-Homing Peptides). The Second Amendment to extend the term of the original license agreement until December 31, 2022. However, if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first.

On March 11, 2022, the Company held its special meeting of stockholders (“Special Meeting”). A total of 53,859,947 shares of common stock constituting a quorum were represented in person or by valid proxies at the Special Meeting. The final results for of the matter submitted to a vote of stockholders at the Special Meeting, as set forth in the Definitive Proxy Statement, filed with the Securities and Exchange Commission on February 14, 2022, is as follows:

Proposal 1. At the Special Meeting, the stockholders approved granting discretionary authority to the Company’s Board of Directors to amend the Company’s Certificate of Incorporation to effect one or more consolidations of the Company’s issued and outstanding shares of common stock, pursuant to which the shares of common stock would be combined and reclassified into one share of common stock at a ratio within the range from 1-for-5 up to 1-for-50 (the “Reverse Stock Split”), provided that, (X) that the Company shall not effect Reverse Stock Splits that, in the aggregate, exceeds 1-for-50, and (Y) any Reverse Stock Split is completed no later than the first anniversary of the record date of the Special Meeting, or February 8, 2023.