Form 10-Q
period 2022-03-31
Silo Pharma, Inc.
filed 2022-05-13
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of May 10, 2022, 99,395,304 shares of common stock, par value $0.0001 per share, were outstanding.

SILO PHARMA, INC.

FORM 10-Q

MARCH 31, 2022

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,067,836	$9,837,001
Equity investments	343,930	419,995
Prepaid expenses and other current assets - current	206,451	145,324

Total Current Assets	9,618,217	10,402,320

Note receivable - non-current, including interest receivable of $2,394	62,394	61,210
Prepaid expenses - non-current	35,199	26,659

Total Assets	$9,715,810	$10,490,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$153,601	$417,937
Accounts payable and accrued expenses - related party	2,206	-
Insurance payable	64,839	-
Deferred revenue - current portion	72,102	72,102

Total Current Liabilities	292,748	490,039

LONG TERM LIABILITIES:
Deferred revenue - long-term portion	919,859	937,884

Total Long Term Liabilities	919,859	937,884

Total Liabilities	1,212,607	1,427,923

Commitment and Contingencies (see Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series B convertible preferred stock, $0.0001 par value, 2,000 shares designated; no shares issued and outstanding at March 31, 2022 and December 31, 2021 ($1,000 per share liquidation value)	-	-
Series C convertible preferred stock, $0.0001 par value, 4,280 shares designated; 0 and 227 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively ($1,000 per share liquidation value)	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 99,395,304 and 98,636,970 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	9,940	9,864
Additional paid-in capital	12,409,818	12,314,979
Deferred compensation	(49,906)	-
Accumulated deficit	(3,866,649)	(3,262,577)

Total Stockholders’ Equity	8,503,203	9,062,266

Total Liabilities and Stockholders’ Equity	$9,715,810	$10,490,189

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
LICENSE FEE REVENUES:	$18,026	$17,188

COST OF REVENUES	1,460	625

GROSS PROFIT	16,566	16,563

OPERATING EXPENSES:
Compensation expense	127,181	112,292
Professional fees	196,248	671,570
Research and development	170,279	48,602
Insurance expense	33,292	21,706
Bad debt recovery	(20,000)	(7,500)
Selling, general and administrative expenses	36,825	71,029

Total operating expenses	543,825	917,699

OPERATING LOSS FROM CONTINUING OPERATIONS	(527,259)	(901,136)

OTHER INCOME (EXPENSE):
Interest income (expense), net	415	(1,349)
Other income from equity shares earned for services	85,733	-
Net unrealized gain (loss) on equity investments	(161,798)	38,750

Total other income (expense)	(75,650)	37,401

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(602,909)	(863,735)

Provision for income taxes	-	-

LOSS FROM CONTINUING OPERATIONS	(602,909)	(863,735)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	(1,163)	(66,967)

LOSS FROM DISCONTINUED OPERATIONS	(1,163)	(66,967)

NET LOSS	(604,072)	(930,702)

Deemed dividend	-	(1,403,997)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(604,072)	$(2,334,699)

NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.01)	$(0.03)
Discontinued operations - basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	98,636,970	85,141,956

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Deferred	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance, December 31, 2021	-	$-	227	$-	98,636,970	$9,864	$12,314,979	$-	$(3,262,577)	$9,062,266

Stock options issued as stock based compensation	-	-	-	-	-	-	94,915	(49,906)	-	45,009

Common stock issued for conversion of Series C preferred stock	-	-	(227)	-	758,334	76	(76)	-	-	-

Net loss	-	-	-	-	-	-	-	-	(604,072)	(604,072)

Balance, March 31, 2022	-	$-	-	$-	99,395,304	$9,940	$12,409,818	$(49,906)	$(3,866,649)	$8,503,203

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, December 31, 2020	-	$-	-	$-	85,141,956	$8,514	$7,034,502	$-	$(5,762,321)	$1,280,695

Series C preferred stock issued for cash, net of offering cost	-	-	4,276	-	-	-	3,794,102	-	-	3,794,102

Deemed dividend upon issuance of preferred stock	-	-	-	-	-	-	1,403,997	-	(1,403,997)	-

Common stock warrants granted for services	-	-	-	-	-	-	83,728	-	-	83,728

Net loss	-	-	-	-	-	-	-	-	(930,702)	(930,702)

Balance, March 31, 2021	-	$-	4,276	$-	85,141,956	$8,514	$12,316,329	$-	$(8,097,020)	$4,227,823

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(604,072)	$(930,702)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt recovery	(20,000)	(7,500)
Stock-based compensation	45,009	83,728
Amortization of prepaid stock-based expense	-	101,222
Net unrealized (gain) loss on equity investments	161,798	(38,750)
Equity shares earned for services	(85,733)	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(69,667)	(109,914)
Assets of discontinued operations	-	(11,181)
Interest receivable	(1,184)	-
Accounts payable and accrued expenses	(262,130)	110,967
Insurance payable	64,839	-
Deferred revenue	(18,025)	482,812

NET CASH USED IN OPERATING ACTIVITIES	(789,165)	(319,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection on note receivable written off prior to 2019	-	7,500
Collection on note receivable	20,000	23,500

NET CASH PROVIDED BY INVESTING ACTIVITIES	20,000	31,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of preferred stock	-	3,794,102
Advance from a related party	-	2,366

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,796,468

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(769,165)	3,508,150

CASH AND CASH EQUIVALENTS - beginning of the period	9,837,001	1,128,389

CASH AND CASH EQUIVALENTS - end of the period	$9,067,836	$4,636,539

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$224
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of Series C preferred stock	$76	$-
Common stock warrants granted for services	$-	$83,728
Increase in equity investments recorded as deferred revenue pursuant to a patent license agreement	$-	$531,250

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

Silo Pharma, Inc. (formerly Uppercut Brands, Inc.) (the “Company”) was incorporated in the State of New York on July 13, 2010, under the name Gold Swap, Inc. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware.

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

On April 8, 2020, the Company incorporated a new wholly-owned subsidiary, Silo Pharma Inc., in the State of Florida. The Company has also secured the domain name www.silopharma.com. The Company has been exploring opportunities to expand the Company’s business by seeking to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases, including the use of psychedelic drugs, such as psilocybin, and the potential benefits they may have in certain cases involving depression, mental health issues and neurological disorders. In July 2020, through the Company’s newly formed subsidiary, the Company entered into a commercial evaluation license and option agreement with University of Maryland, Baltimore (“UMB”) (see Note 8) pursuant to which, among other things, UMB granted the Company an exclusive, option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license to with respect to certain technology. The option was extended and exercised on January 13, 2021. On February 12, 2021, the Company entered into a Master License Agreement with UMB (see Note 8). The Company plans to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand the Company’s business to focus on this new line of business.

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

On March 11, 2022, the Company stockholders approved granting discretionary authority to the Company’s Board of Directors to amend the Company’s Certificate of Incorporation to effect one or more consolidations of the Company’s issued and outstanding shares of common stock, pursuant to which the shares of common stock would be combined and reclassified into one share of common stock at a ratio within the range from 1-for-5 up to 1-for-50 (the “Reverse Stock Split”), provided that, (X) that the Company shall not effect Reverse Stock Splits that, in the aggregate, exceeds 1-for-50, and (Y) any Reverse Stock Split is completed no later than February 8, 2023. As of the date of this report, the Company had not effected a Reverse Stock Split.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring and non-recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2022.

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

Liquidity

As reflected in the accompanying condensed consolidated financial statements, the Company generated a net loss of $604,072 and used cash in operations of $789,165 during the three months ended March 31, 2022. Additionally, the Company has an accumulated deficit of $3,866,469 at March 31, 2022. As of March 31, 2022, the Company had working capital of $9,325,469.

These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash to meet its obligations for a minimum of twelve months from the date of this filing.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the three months ended March 31, 2022 and year ended December 31, 2021 include the collectability of notes receivable, valuation of equity investments, estimates for obsolete and slow-moving inventory, estimates of the deemed dividend, valuation allowances for deferred tax assets, the fair value of warrants issued with debt and for services, and the fair value of shares issued for services and in settlements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At March 31, 2022 and December 31, 2021, the Company had cash in excess of FDIC limits of approximately $8,600,000, and approximately $9,100,000, respectively.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets - current of $206,451 and $145,324 at March 31, 2022 and December 31, 2021, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses and other current assets – non-current of $35,199 and $26,659 at March 31, 2022 and December 31, 2021, respectively, consist primarily of costs paid for license fees and future services which will occur after a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, business advisory, legal services, license fees, research and development fees, and insurance which are being amortized over the terms of their respective agreements.

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

For the license and royalty income, revenue is recognized when the Company satisfies the performance obligation based on the related license agreement. Payments received from the licensee that are related to future periods are recorded as deferred revenue to be recognized as revenues over the term of the related license agreement (see Note 8).

Product sales were recognized when the NFID products were shipped to the customer and title was transferred and were recorded net of any discounts or allowances which are separately reported as “discontinued operations” on the condensed consolidated statements of operations.

Cost of Revenues

The primary components of cost of revenues on license fees included the cost of the license fees. Payments made to the licensor that are related to future periods are recorded as prepaid expense to be amortized over the term of the related license agreement (see Note 8).

The primary components of cost of revenues on NFID apparel include the cost of the product, production costs, warehouse storage costs and shipping fees which are separately reported as “discontinued operations” on the condensed consolidated statements of operations.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of March 31, 2022 and December 31, 2021 that would require either recognition or disclosure in the accompanying condensed consolidated financial statements.

The Company recognized income tax expense of $0 and $24,876 for the three months ended March 31, 2022 and year ended December 31, 2021, respectively.

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the three months ended March 31, 2022 and 2021, research and development costs were $170,279 and $48,602, respectively.

Net Income (Loss) per Common Share

Basic loss per share is computed by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the as-if converted method. Potentially dilutive securities which included convertible preferred shares and stock options are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The following are the potentially dilutive shares for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Series C convertible preferred stock	—	14,253,333
Stock options	1,100,000	300,000
Warrants	17,353,987	17,353,987
	18,453,987	31,907,320

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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

The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company adopted ASU 2020-06 during the three months ended March 31, 2022 and it did not have material impact on its condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2020-06 during the three months ended March 31, 2022 and did not have material impact on its condensed consolidated financial statements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on Mach 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

Level 1 -	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 -

Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 -	Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

Equity Investments at Fair Value

The Company accounted for certain equity investments at fair value using level 1, level 2 and level 3 valuations. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2022 and December 31, 2021:

	At March 31, 2022			At December 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Equity investments consisting of common stock, at fair value	$343,930	$—	$—	$419,995	—	$—

The following table summarizes activity in the Company’s equity investments, at fair value for the periods presented:

	March 31, 2022	December 31, 2021
Balance, beginning of the year	$419,995	$—
Additions	85,733	531,250
Sales	—	(359,843)
Unrealized (loss) gain	(161,798)	248,588
Balance, end of the year	$343,930	$419,995

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

During the three months ended March 31, 2022, the Company received 77,939 shares of Home Bistro, Inc. common stock with grant date fair value of $85,733 or $1.10 per share, in exchange for entering into a lock up and leak out agreement which was recorded as other income from equity shares earned for services in the accompanying condensed consolidated statement of operations. The Company measures equity securities received for services at fair value on the date of receipt.

At March 31, 2022 and December 31, 2021, equity investments, at fair value consisted of common equity securities of two entities, Home Bistro, Inc. and Aikido Pharma, Inc. (see Note 8).

Equity investments are carried at fair value with unrealized gains or losses which is recorded as net unrealized gain (loss) on equity investments in the accompanying condensed consolidated statement of operations. Realized gains and losses are determined on a specific identification basis which is recorded as net realized gain (loss) on equity investments in the consolidated statement of operations. The Company reviews equity investments, at fair value for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

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

Equity Investments at Cost

At March 31, 2022 and December 31, 2021, the Company did not have non-marketable capital stock and stock warrants, recorded at cost.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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

The summarized operating result of discontinued operations of the NFID Business included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 is as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Product sales, net	$—	$30,246
Cost of sales	1,079	31,325
Gross profit (loss)	(1,079)	(1,079)
Total operating and other non-operating expenses	(84)	(65,888)
Loss from discontinued operations	$(1,163)	$(66,967)

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 5 – NOTES RECEIVABLE

As of March 31, 2022 and December 31, 2021, notes receivable, net, consisted of the following:

	March 31, 2022	December 31, 2021
Principal amounts of notes receivable	$115,500	$220,000
Additional notes receivable	—	60,000
Collections on notes receivables	(20,000)	(164,500)
Less: allowance for doubtful accounts	(35,500)	(55,500)
Total Notes receivable, net	60,000	60,000
Less: notes receivable, net – current portion	—	—
Notes receivable – non-current	$60,000	$60,000

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

During the years ended December 31, 2021, the Company recovered an aggregate of $7,500 bad debt previously written off during the periods between 2018 to 2020, recorded as bad debt recovery in the accompanying consolidated statement of operations.

During the year ended December 31, 2021, the Company received $23,500 of payment and recovered $141,000 of the of the $196,500 bad debt allowance. On June 7, 2021, the Company and the investor, entered into a settlement agreement whereby both parties agreed to settle the remaining balance of this note receivable which was previously written off in year 2020 for a total settlement amount of $196,000 to be paid as follows; (i) an initial payment of $46,000 upon execution of the settlement agreement and (ii) $10,000 per month for fifteen months. During the three months ended March 31, 2022, $20,000 was collected under this settlement agreement and $35,500 remains collectible under this settlement agreement and such amount has been fully reserved as of March 31, 2022.

On September 30, 2021, the Company executed a note receivable agreement with NFID, LLC in connection with an Asset Purchase Agreement (see Note 4). The promissory note bears 8% interest per annum and matures on October 1, 2023. The outstanding principal and accrued interest shall be due and payable on maturity. As of December 31, 2021, this note receivable had outstanding principal receivable of $60,000 and accrued interest receivable of $1,210 for a total receivable balance of $61,210. As of March 31, 2022, this note receivable had outstanding principal receivable of $60,000 and accrued interest receivable of $2,394 for a total receivable balance of $62,394 which is reflected in the accompanying consolidated balance sheet as note receivable – non-current.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY

Shares Authorized

The Company has 505,000,000 shares authorized which consist of 500,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Preferred Stock

In April 2013, the Company designated 1,000,000 shares of preferred stock as Series A Convertible Preferred Stock and in November 2019, the Company designated 2,000 shares of preferred stock as Series B Convertible Preferred Stock. As of March 31, 2022 and December 31, 2021, there were no shares of the Series A and Series B preferred stock issued and outstanding.

Series C Convertible Preferred Stock

On February 9, 2021, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Certificate of Designations”) with the Delaware Secretary of State, designating 4,280 shares of preferred stock as Series C Convertible preferred stock.

●	Designation. The Company has designated 4,280 shares of preferred stock as Series C Convertible preferred stock. Each share of Series C Convertible Preferred Stock has a par value of $0.0001 per share and a stated value of $1,000 (the “Series C Stated Value”).

●	Dividends. Holders of Series C Convertible preferred stock shall be entitled to receive dividends (on an as-if-converted-to-common-stock basis) in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of the Series C Convertible preferred stock.

●	Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series C Convertible preferred stock shall be entitled to receive the same amount that a holder of common stock would receive if the Series C Convertible preferred stock were fully converted (disregarding any conversion limitations) which amounts shall be paid pari passu with all holders of common stock.

●	Voting Rights. Except as otherwise provided in the Certificate of Designations or as otherwise required by law, the Series C Convertible preferred stock shall have no voting rights. However, as long as any shares of Series C Convertible preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series C Convertible preferred stock, (a) alter or change adversely the powers, preferences or rights given to the Series C Convertible preferred stock or alter or amend the Certificate of Designations, (b) amend its Certificate of Incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Series C Convertible preferred stock, (c) increase the number of authorized shares of Series C Convertible preferred stock, or (d) enter into any agreement with respect to any of the foregoing.

●	Conversion. Each share of Series C Convertible preferred stock is convertible, at any time and from time to time after the issuance date, at the option of the holder, into such number of shares of common stock determined by dividing the Series C Stated Value by the Series C Conversion Price. “Series C Conversion Price” means $0.30, subject to adjustment in the event of stock split, stock dividends, subsequent right offerings and similar recapitalization transactions.

●	Forced Conversion. Notwithstanding anything herein to the contrary, after the date that the Company’s stockholder approval is obtained and deemed effective, the Company may deliver a written notice to all holders (the “Forced Conversion Notice Date”) to cause each holder to convert all or part of such holder’s Series C Convertible preferred stock pursuant to Section 6 (“Forced Conversion”), it being agreed that the “Conversion Date” shall be deemed to occur no later than the earlier of (i) two (2) trading days and (ii) the number of trading days comprising the standard settlement period following the Forced Conversion Notice Date; provided, however, a holder shall only be required to convert pursuant to a Forced Conversion to the extent that such conversion would not cause a holder to exceed its beneficial ownership limitation. On March 10, 2021, the Company obtained the stockholders’ approval forcing the conversion of all the Series C Convertible preferred stock. On April 12, 2021, the Company notified holders of its Series C Convertible preferred stock of its election to force the conversion to its Series C Convertible preferred stock into shares of the Company’s common stock (see below for additional conversions in 2022).

●	Exercisability. A holder of Series C Convertible preferred stock may not convert any portion of the Series C Convertible preferred stock to the extent that the holder, together with its affiliates and any other person or entity acting as a group, would own more than 4.99% (or, upon election by a holder prior to issuance, 9.99%) of the outstanding shares of the Company’s common stock after conversion, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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

In addition, pursuant to the terms of the offering, the Company issued Bradley Woods & Co, Ltd. and Katalyst Securities LLC warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 2,850,664 shares of common stock, or 10% of the shares of common stock issuable upon conversion of the Series C Preferred Stock and February Warrant Shares sold in the offering. The Placement Agent Warrants are exercisable for a period of five years from the closing date of the offering at an exercise price of $0.35 per share, subject to adjustment. The Placement Agent Warrants were valued at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.50%, expected dividend yield of 0%, expected term of 5 years using the simplified method and expected volatility of 169% based on comparable and calculated volatility. The aggregate grant date fair value of these Placement Agent Warrants amounted to approximately $1,106,000 and was recorded against the proceeds with no net effect on the consolidated financials.

The net proceeds of the offering are expected to be used for working capital purposes and to further execute on the Company’s existing business.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Conversion of Series C Convertible Preferred Stock into Common Stock

On March 31, 2022, the Company notified holders of its Series C Convertible preferred stock of its election to force the conversion to its Series C Convertible preferred stock into shares of the Company’s common stock pursuant to the Certificate of Designations unless such conversion would cause the holder to exceed its beneficial ownership limitation pursuant to the Certificate of Designations. On March 31, 2022, the Company converted 227 Series C Convertible preferred stock into 758,334 shares of common stock. As of March 31, 2022, there were no shares of Series C Convertible preferred stock issued and outstanding.

Stock Options

On January 18, 2021, the Company’s board of directors (“Board”) approved the Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) to incentivize employees, officers, directors and consultants of the Company and its affiliates. 8,500,000 shares of common stock are reserved and available for issuance under the 2020 Plan, provided that certain exempt awards (as defined in the 2020 Plan), shall not count against such share limit. The 2020 Plan provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of cash, stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation units and other stock or cash-based awards. The 2020 Plan shall terminate on the tenth anniversary of the date of adoption by the Board. Subject to certain restrictions, the Board may amend or terminate the Plan at any time and for any reason. An amendment of the 2020 Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, rules or regulations. On March 10, 2021, the 2020 Plan was approved by the stockholders.

On January 31, 2022, pursuant to an Employment Agreement (see Note 8), an aggregate of 800,000 incentive stock options were issued under the 2020 Plan, to Dr. Kou, exercisable at $0.20 per share and expires on January 31, 2032. The stock options vest as follows: (i) 300,000 stock options upon issuance; (ii) 250,000 vests on October 31, 2022 and; (iii) 250,000 vests on October 31, 2023. The 800,000 stock options had a fair value of $94,914 which were valued at the grant date using a Binomial Lattice option pricing model with the following assumptions: risk-free interest rate of 1.18%, expected dividend yield of 0%, expected term of 2 years using the simplified method and expected volatility of 117% based on historical volatility. The Company recorded the fair value of the unvested stock options, in the amount of $59,322, as deferred compensation which is being amortized over the vesting period. During the three months ended March 31, 2022, the Company amortized $9,416 of the deferred compensation which was recorded as compensation expenses in the accompanying condensed consolidated statement of operations. As of March 31, 2022, the deferred compensation had a balance of $49,906.

Stock option activities for the three months ended March 31, 2022 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2021	300,000	$0.0001	2.5	$63,030
Granted pursuant to employment agreement (see Note 8)	800,000	$0.2000	9.8	$8,160
Forfeited	—	—	—	—
Balance Outstanding, March 31, 2022	1,100,000	$0.1500	7.8	$71,190
Exercisable, March 31, 2022	600,000	$0.1000	6.1	$66,090

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Stock Warrants

Warrant activities for the three months ended March 31, 2022 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2021	17,353,987	$0.31	4.1	$—
Granted/Forfeited	—	—	—	—
Balance Outstanding, March 31, 2022	17,353,987	$0.31	3.9	$—
Exercisable, March 31, 2022	17,353,987	$0.31	3.9	$—

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

NOTE 7 – CONCENTRATIONS

Customer Concentration

For the three months ended March 31, 2022 and 2021, no customer accounted for over 10% of total revenues from apparel sales included in discontinued operations.

For the three months ended March 31, 2022 and 2021, one licensee accounted for 100% total revenues from customer license fee.

Vendor Concentrations

For the three months ended March 31, 2022 and 2021, one licensor accounted for 100% of the Company’s vendor license agreements (see below) related to the Company’s biopharmaceutical operation.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

Eric Weisblum

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

Dr. James Kuo

On January 27, 2022, the Company and Dr. James Kuo entered into an employment agreement (“Kuo Employment Agreement”) for Dr. Kuo to serve as the Vice President of Research & Development. The Kuo Employment Agreement shall be effective as of the date of the agreement and shall automatically renew for a period of one year at every anniversary of the effective date, with the same terms and conditions, unless either party provides written notice of its intention not to extend the term of the Kuo Employment Agreement at least thirty days’ prior to the applicable renewal date. Dr. Kuo shall be paid an annual base salary of $30,000. For each twelve-month period of his employment, Dr. Kuo shall be entitled to a bonus whereby amount and terms shall be in the sole and absolute discretion of the Board of Directors (“Board”) and shall be payable at the Company’s sole option in stock or in cash. In addition, an aggregate of 800,000 incentive stock options were granted under the 2020 Plan to Dr. Kou, exercisable at $0.20 per share and expires on January 31, 2032. The stock options vest as follows: (i) 300,000 stock options upon issuance; (ii) 250,000 vests on October 31, 2022 and; (iii) 250,000 vests on October 31, 2023. The 800,000 stock options had a fair value of $94,914 which valued at grant date using Binomial Lattice option pricing model with the following assumptions: risk-free interest rate of 1.18%, expected dividend yield of 0%, expected term of 2 years using the simplified method and expected volatility of 117% based on calculated volatility. The Company recorded the fair value of the unvested stock options, in the amount of $59,322, as deferred compensation which is being amortized over the vesting period. During the three months ended March 31, 2022, the Company amortized $9,416 of the deferred compensation which was recorded as compensation expenses in the accompanying condensed consolidated statement of operations. As of March 31, 2022, the deferred compensation had a balance of $49,906 (see Note 6).

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments (see below for payment terms), (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. The Company shall pay to UMB a license fee of $75,000, payable as follows: (a) $25,000 shall be due within 30 days following the effective date; and (b) $50,000 on or before the first anniversary of the effective date. The license fee is non-refundable and is not creditable against any other fee, royalty or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The Company paid $25,000 license fee on February 17, 2021 which was recorded as prepaid expense and is being amortized over the 15-year term. The Company recognized amortization expense of $4,375 in 2021. During the three months ended March 31, 2022, the Company recognized amortization expense of $1,250. At December 31, 2021, prepaid expense and other current assets – current amounted $5,000 and prepaid expense – non-current amounts $15,625. At March 31, 2022, prepaid expense and other current assets – current amounted $5,000 and prepaid expense – non-current amounts $14,375 as reflected in the accompanying condensed consolidated balance sheets.

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

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below - Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. The Company recognized amortization expense of $628 in 2021. During the three months ended March 31, 2022, the Company recognized amortization expense of $210. At December 31, 2021, prepaid expense and other current assets – current amounted $838 and prepaid expenses – non-current amounts $11,034. At March 31, 2022, prepaid expense and other current assets – current amounted $838 and prepaid expenses – non-current amounts $10,824 as reflected in the accompanying condensed consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
MARCH 31, 2022
(UNAUDITED)

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

Prior to the April 12, 2021 issuance of the common stock in lieu of the Series M Convertible Preferred Stock as discussed above, the Company valued the 500 Series M Convertible Preferred stock which was equivalent into Aikido’s 625,000 shares of common stock at a fair value of $0.85 per common share or $531,250 based quoted trading price of Aikido’s common stock on the date of grant. The Company recorded an equity investment of $531,250 (see Note 3) and deferred revenue of $531,250 to be recognized as revenues over the term of the license. Accordingly, the Company recorded a total deferred revenue of $1,031,250 ($500,000 cash received and $531,250 value of equity securities received) to be recognized as revenues over the 15-year term. The Company recognized revenue of $68,750 in 2021. During the three months ended March 31, 2022, the Company recognized revenue of $17,187. At December 31, 2021, deferred revenue – current portion amounted $68,750 and deferred revenue – long-term portion amounted $893,750. At March 31, 2022, deferred revenue – current portion amounted $68,750 and deferred revenue – long-term portion amounted $876,563 as reflected in the accompanying condensed consolidated balance sheets.

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

Pursuant to the Sublicense Agreement, Aikido agreed to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. The Company recognized revenue of $2,514 in 2021. During the three months ended March 31, 2022, the Company recognized revenue of $838. At December 31, 2021, deferred revenue – current portion amounted $3,352 and deferred revenue – long-term portion amounted $44,134. At March 31, 2022, deferred revenue – current portion amounted $3,352 and deferred revenue – long-term portion amounted $43,296 as reflected in the accompanying condensed consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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

Sponsored Research Agreement with The Regents of the University of California

On June 1, 2021 (the “Effective Date”), the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. Pursuant to the Agreement, the Company shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the Effective Date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. The Company paid the first payment of $40,000 pursuant to the payment schedule on the Sponsored Research Agreement on June 15, 2021, second payment of $40,000 on September 9, 2021 and $20,570 on November 18, 2021, third payment of $60,570 on March 1, 2022, which were recorded to prepaid expense and other current assets – current to be amortized over the two-year period. In 2021, the Company amortized $92,855 of the prepaid expense. During the three months ended March 31, 2022, the Company amortized $25,429 of the prepaid expense leaving a prepaid asset of $25,429 at March 31, 2022.

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

The Company paid the first payment of $92,095 on September 1, 2021 which was recorded to prepaid expense and other current assets – current and was amortized during the year ended December 31, 2021. The Company paid the second payment of $50,000 on February 1, 2022 which was recorded as research and development expense in the accompanying condensed consolidated statement of operations.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Sponsored Research Agreement with Columbia University

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University pursuant to which the Company has been granted an option to license certain assets currently under development, including Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the dated of the exercise of the option. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to post-traumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. The Company paid the first payment of $430,825 in November 2021 which was recorded to prepaid expense and other current assets – current to be amortized over the estimated project timeline of twelve months. In 2021, the Company amortized $359,021 of the prepaid expense. During the three months ended March 31, 2022, the Company amortized the remaining prepaid expense of $71,804. As of March 31, 2022 and December 31, 2021, prepaid expense related to the sponsored research agreement were $0 and $71,804, respectively.

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

Pursuant to the terms of the JV Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the JV Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of March 31, 2022 and as of the current date of this report, the joint venture entity has not been formed yet.

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

Amended Service Agreement

On September 10, 2021 (“Effective Date”), the Company entered into an Amendment Agreement (“Amended Service Agreement”) to a certain service agreement dated on September 8, 2020 with the University of Texas (“University”) at Austin whereby the University will provide advisory service and assist the Company on identifying license and sponsored research opportunities for the Company. The Company shall pay the University $5,000 per quarter starting on the Effective Date. Any cost incurred will be reimbursed only after prior written consent by the Company. The term of the Amended Service Agreement is for 36 months unless earlier terminated by either party upon giving a written notice as defined in the agreement. In 2021, the Company paid $5,000 related to this agreement. During the three months ended March 31, 2022, the Company paid $5,000 related to this agreement.

NOTE 9 – SUBSEQUENT EVENTS

On April 19, 2022, the Company entered into research and development service agreement with a service provider. Pursuant to the service agreement the Company shall pay a total of $58,548 of which $29,274 shall be paid upon the close of the agreement and the remaining $29,274 shall be paid upon completion of services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2021 included in the form 10-K filed with the SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

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

The Company paid the first payment of $92,095 on September 1, 2021 and partial of the second payment of $50,000 on February 1, 2022.

Sponsored Research Agreement with The Regents of the University of California for the Effect of Psilocybin on Inflammation in the Blood

On June 1, 2021, the Company entered into a sponsored research agreement (“Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. The purpose of this is to show what effect psilocybin has on inflammation in the blood. The Company believe that this study will help support the UMB homing peptide study. Pursuant to the Agreement, we shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the effective date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. The Company paid the first payment of $40,000 pursuant to the payment schedule on the Sponsored Research Agreement on June 15, 2021, second payment of $40,000 on September 9, 2021 and $20,570 on November 18, 2021 and third payment of $60,570 on March 1, 2022.

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

Results of Operations

Comparison of Our Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table summarizes the results of operations for the three months ended March 31, 2022 and 2021 based primarily on the comparative condensed consolidated financial statements, footnotes and related information for the periods identified, and should be read in conjunction with our condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months Ended
	March 31,
	2022	2021
Revenues	$18,026	$17,188
Cost of sales	1,460	625
Gross profit	16,566	16,563
Operating expenses	543,825	917,699
Operating loss from continuing operations	(527,259)	(901,136)
Other income (expense), net	(75,650)	37,401
Loss from discontinued operations, net of tax	(1,163)	(66,967)
Net (loss)	$(604,072)	$(930,702)

Revenues

During the three months ended March 31, 2022 and March 31, 2021, revenues consisted of revenues on licensing fees related to our biopharmaceutical operation of $18,026 and $17,188, respectively. Such revenues are primarily related to the Aikido License and Sublicense Agreement.

Cost of Revenues

During the three months ended March 31, 2022 and March 31, 2021, cost of revenues on license fees related to our biopharmaceutical operation amounted to $1,460 and $625, respectively. The primary components of cost of revenues on license fees include the cost of the license fees primarily related to the UMB License and Sublicense Agreement.

Operating Expenses

During the three months ended March 31, 2022 and March 31, 2021, total operating expenses consisted of the following:

	For the Three Months Ended
	March 31,
	2022	2021
Compensation expense	$127,181	$112,292
Professional fees	196,248	671,570
Research and development	170,279	48,602
Insurance expense	33,292	21,706
Bad debt recovery	(20,000)	(7,500)
Selling, general and administrative expenses	36,825	71,029
Total operating expenses	$543,825	$917,699

●	Compensation Expense:

During the three months ended March 31, 2022 and March 31, 2021, compensation expense were $127,181 and $112,292, respectively, an increase of $14,889 or 13%. This increase was primarily attributable the hiring of a new employee February 2022.

●	Professional Fees:

During the three months ended March 31, 2022 and March 31, 2021, professional fees were $196,248 and $671,570, respectively, a decrease of $475,322 or 71%. The decrease was primarily attributable to a decrease in stock-based consulting fees of $111,222 related to the issuance of shares to consultants, decrease in consulting fees of $104,084, a decrease in investor relation fees of $140,940 and a decrease of legal fees of $127,627 offset by increase in accounting fees of $8,551.

●	Research and Development:

During the three months ended March 31, 2022 and March 31, 2021, research and development were $170,279 and $48,602, respectively, an increase of $121,677 or 250%. The increase was primarily attributable to research and development costs in connection with the investigator-sponsored study agreement with University of Columbia, UCSF and UMB.

●	Insurance Expense:

During the three months ended March 31, 2022 and March 31, 2021, insurance expense were $33,292 and $21,706, respectively, an increase of $11,586 or 53%. This increase was a result of increase in the cost of renewal of D&O insurance policy.

●	Bad Debt Recovery:

During the three months ended March 31, 2022 and March 31, 2021, bad debt recovery were $20,000 and $7,500, respectively, an increase of $12,500 or 167%. We recorded bad debt recovery from the collection of a previously written off note receivable deemed uncollectible.

●	Selling, General and Administrative Expenses:

Selling, general and administrative expenses consist of advertising and promotion, patent related expenses, transfer agent fees, custodian fees, bank service charges, travel, and other fees and expenses.

During the three months ended March 31, 2022 and March 31, 2021, selling, general and administrative expenses were $36,825 and $71,029, respectively, a decrease of $34,204 or 48%. The decrease was primarily attributable to a decrease in filing fees of $12,196, a decrease in patent expense of $17,230 and a decrease in proxy meeting expense of $19,863, offset by an increase in transfer agent fees of $12,847.

Operating Loss from Continuing Operations

During the three months ended March 31, 2022 and March 31, 2021, operating loss from continuing operations amounted to $527,259 and $901,136, respectively, a decrease of $373,877 or 41%. The increase was primarily a result of the changes in operating expenses discussed above.

Other Income (Expenses), net

During the three months ended March 31, 2022 and March 31, 2021, other (expense), net amounted to $(75,650) and other income, net amounted to $37,401, respectively, an increase in other (expense), net of $(113,051) or 302%. The increase in other (expense), net was primarily due to an increase in net unrealized (loss) on equity investment of $(200,548), increase in net interest income of $1,764 resulting from the interest on note receivable and increase in other income of $85,733 resulting from the grant date fair value of Home Bistro, Inc common stock received in exchange for entering into a lock up agreement with Home Bistro, Inc.

Loss from Discontinued Operations

During the three months ended March 31, 2022 and March 31, 2021, loss from discontinued operations amounted to $1,163 and $66,967, respectively, a decrease of $65,804 or 98%. The decrease was primarily due to a sale of the Company’s NFID business in September 2021.

Preferred Stock Dividend

During the three months ended March 31, 2022 and March 31, 2021, dividends amounted to $0 and $1,403,997 respectively, a decrease of $1,403,997 or 100%. In 2021, the Company recorded $1,403,997 of deemed dividends resulting the beneficial conversion feature in connection with the issuance of Series C Convertible Preferred Stock.

Net Loss Available to Common Stockholders

During the three months ended March 31, 2022 and March 31, 2021, net loss available to common stockholders amounted to $604,072 or $(0.01) per common share (basic and diluted), and $2,334,699 or $(0.03) per common share (basic and diluted), respectively, an decrease of $1,730,627 or 74%. The decrease was primarily a result of the decrease in operating expenses, and offset by other income(expense), net discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $9,325,469 and $9,067,836 in cash and cash equivalents as of March 31, 2022 and working capital of $9,912,281 and $9,837,001 in cash and cash equivalents as of December 31, 2021

	March 31, 2022	December 31, 2021	Working Capital Change	Percentage Change
Working capital:
Total current assets	$9,618,217	$10,402,320	$(784,103)	8%
Total current liabilities	(292,748)	(490,039)	197,291	40%
Working capital:	$9,325,469	$9,912,281	$(586,812)	6%

The decrease in working capital of $586,812 was primarily attributable to a decrease in current assets of $784,103 primarily due to decrease in cash of approximately $769,000 and a decrease in current liabilities of $197,291.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(789,165)	$(319,318)
Net cash provided by investing activities	20,000	31,000
Net cash provided by financing activities	—	3,796,468
Net change in cash	$(769,165)	$3,508,150

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 and March 31, 2021 were $789,165 and $319,318, respectively, an increase of $469,847 or 147%.

●	Net cash used in operating activities for the three months ended March 31, 2022 primarily reflected a net loss of $604,072 adjusted for the add-back of non-cash items such as bad debt recovery of $20,000, stock-based compensation of $45,009, net unrealized loss on equity investments of $161,798, non-cash income from equity investment of $85,733 and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $69,667, an increase of interest receivable of $1,184, an increase in insurance payable of $64,839 offset by a decrease in accounts payable and accrued expenses of $262,130 and decrease in deferred revenue of $18,025.

●	Net cash used in operating activities for the three months ended March 31, 2021 primarily reflected a net loss of $930,702 adjusted for the add-back of non-cash items such bad debt recovery of $7,500, net unrealized gain on equity investments of $38,750, stock-based compensation of $83,728, amortization of prepaid stock-based compensation of $101,222 and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $109,914, an increase in assets of discontinued operations of $11,181, an increase in accounts payable and accrued expenses of $110,967 and an increase in deferred revenue of $482,812.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022 and March 31, 2021 were $20,000 and $31,000, respectively, a decrease of $11,000 or 35%.

●	Net cash provided by investing activities for the three months ended March 31, 2022 was $20,000 from proceeds from notes receivable collection.

●	Net cash provided by investing activities for the three months ended March 31, 2021 was $31,000 which consisted of proceeds from collection of previously written off notes receivable of $7,500 and proceeds from notes receivable collection of $23,500.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 and March 31, 2021 were $0 and $3,796,468, respectively, an increase of $3,769,468 or 100%.

●	Net cash provided by financing activities for the three months ended March 31, 2021 was $3,796,468 which consisted of net proceeds from sale of preferred stock of $3,794,102, proceeds from a related party advance of $2,366.

Cash Requirements

The Company believes that current cash and cash equivalents balance as of March 31, 2022 of $9,067,836 will provide sufficient cash required to meet our obligations for a minimum of twelve months from the date of this filing.

We currently have no material commitments for any capital expenditures.

Liquidity

As reflected in the accompanying condensed consolidated financial statements, the Company generated a net loss of $604,072 and used cash in operations of $789,165 during the three months ended March 31, 2022. Additionally, the Company has an accumulated deficit of $3,866,469 at March 31, 2022. As of March 31, 2022, the Company had working capital of $9,325,469.

These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash to meet its obligations for a minimum of twelve months from the date of this filing.

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

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on Mach 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

Level 1 -	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 -

Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 -	Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

Operating and financing lease ROU assets represents the right to use the leased asset for the lease term. Operating and financing lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

New Accounting Pronouncements

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

The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company adopted ASU 2020-06 during the three months ended March 31, 2022 and did not have material impact on its condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2020-06 during the three months ended March 31, 2022 and did not have material impact on its condensed consolidated financial statements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of Mach 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 28, 2022 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2022, the Company notified holders of its Series C Convertible preferred stock of its election to force the conversion to its Series C Convertible preferred stock into shares of the Company’s common stock pursuant to the Certificate of Designations unless such conversion would cause the holder to exceed its beneficial ownership limitation pursuant to the Certificate of Designations. On March 31, 2022, the Company converted 227 Series C Convertible preferred stock into 758,334 shares of common stock. The shares were issued pursuant to the exemption provided by Section 3(a)(9) and/or Rule 144 of the Securities Act of 1933, as amended. We did not receive any proceeds from the issuance of these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

SILO PHARMA, INC.

Dated: May 13, 2022	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)