Form 10-Q
period 2022-06-30
Silo Pharma, Inc.
filed 2022-08-01
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 29, 2022, 99,395,304 shares of common stock, par value $0.0001 per share, were outstanding.

SILO PHARMA, INC.

FORM 10-Q

JUNE 30, 2022

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,734,434	$9,837,001
Equity investments	113,012	419,995
Prepaid expenses and other current assets - current	99,939	145,324

Total Current Assets	8,947,385	10,402,320

Note receivable - non-current, including interest receivable of $3,590	63,590	61,210
Prepaid expenses - non-current	33,740	26,659

Total Assets	$9,044,715	$10,490,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$155,924	$417,937
Insurance payable	40,819	-
Deferred revenue - current portion	72,102	72,102

Total Current Liabilities	268,845	490,039

LONG TERM LIABILITIES:
Deferred revenue - long-term portion	901,833	937,884

Total Long Term Liabilities	901,833	937,884

Total Liabilities	1,170,678	1,427,923

Commitment and Contingencies (see Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series B convertible preferred stock, $0.0001 par value, 2,000 shares designated; no shares issued and outstanding at June 30, 2022 and December 31, 2021 ($1,000 per share liquidation value)	-	-

Series C convertible preferred stock, $0.0001 par value, 4,280 shares designated; 0 and 227 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively ($1,000 per share liquidation value)	-	-

Common stock, $0.0001 par value, 500,000,000 shares authorized; 99,395,304 and 98,636,970 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	9,940	9,864
Additional paid-in capital	12,389,148	12,314,979
Accumulated deficit	(4,525,051)	(3,262,577)

Total Stockholders’ Equity	7,874,037	9,062,266

Total Liabilities and Stockholders’ Equity	$9,044,715	$10,490,189

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

LICENSE FEE REVENUES:	$18,025	$18,026	$36,051	$35,213

COST OF REVENUES	1,459	1,460	2,919	2,085

GROSS PROFIT	16,566	16,566	33,132	33,128

OPERATING EXPENSES:
Compensation expense	100,212	54,942	227,393	167,234
Professional fees	248,179	270,906	444,427	942,475
Research and development	105,676	98,846	275,955	147,448
Insurance expense	30,866	29,015	64,158	50,721
Bad debt recovery	-	(46,000)	(20,000)	(53,500)
Selling, general and administrative expenses	25,918	45,706	62,743	116,735

Total operating expenses	510,851	453,415	1,054,676	1,371,113

OPERATING LOSS FROM CONTINUING OPERATIONS	(494,285)	(436,849)	(1,021,544)	(1,337,985)

OTHER INCOME (EXPENSE):
Interest income (expense), net	377	(1,040)	792	(2,389)
Other income from equity shares earned for lock up agreement	-	-	85,733	-
Gain on forgiveness of PPP note payable	-	19,082	-	19,082
Net realized loss on equity investments	(104,700)	-	(104,700)	-
Net unrealized gain (loss) on equity investments	(59,511)	30,000	(221,309)	68,750
Other expense	(283)	-	(283)	-

Total other income (expense)	(164,117)	48,042	(239,767)	85,443

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(658,402)	(388,807)	(1,261,311)	(1,252,542)

Provision for income taxes	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(658,402)	(388,807)	(1,261,311)	(1,252,542)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	-	(73,183)	(1,163)	(140,150)

LOSS FROM DISCONTINUED OPERATIONS	-	(73,183)	(1,163)	(140,150)

NET LOSS	(658,402)	(461,990)	(1,262,474)	(1,392,692)

Deemed dividend	-	-	-	(1,403,997)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(658,402)	$(461,990)	$(1,262,474)	$(2,796,689)

NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.03)
Discontinued operations - basic and diluted	$-	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	99,395,304	96,857,408	99,018,232	91,032,045

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	-	$-	227	$-	98,636,970	$9,864	$12,314,979	$(3,262,577)	$9,062,266

Stock options issued as stock based compensation	-	-	-	-	-	-	45,009	-	45,009

Common stock issued for conversion of Series C preferred stock	-	-	(227)	-	758,334	76	(76)	-	-

Net loss	-	-	-	-	-	-	-	(604,072)	(604,072)

Balance, March 31, 2022	-	$-	-	$-	99,395,304	$9,940	$12,359,912	$(3,866,649)	$8,503,203

Stock options issued as stock based compensation	-	-	-	-	-	-	15,112	-	15,112

Amortization of prepaid stock-based compensation	-	-	-	-	-	-	14,124	-	14,124

Net loss	-	-	-	-	-	-	-	(658,402)	(658,402)

Balance, June 30, 2022	-	$-	-	$-	99,395,304	$9,940	$12,389,148	$(4,525,051)	$7,874,037

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	-	$-	-	$-	85,141,956	$8,514	$7,034,502	$(5,762,321)	$1,280,695

Series C preferred stock issued for cash, net of offering cost	-	-	4,276	-	-	-	3,794,102	-	3,794,102

Deemed dividend upon issuance of preferred stock	-	-	-	-	-	-	1,403,997	(1,403,997)	-

Common stock warrants granted for services	-	-	-	-	-	-	83,728	-	83,728

Net loss	-	-	-	-	-	-	-	(930,702)	(930,702)

Balance, March 31, 2021	-	$-	4,276	$-	85,141,956	$8,514	$12,316,329	$(8,097,020)	$4,227,823

Common stock issued for conversion of Series C preferred stock	-	-	(4,049)	-	13,495,014	1,350	(1,350)	-	-

Net loss	-	-	-	-	-	-	-	(461,990)	(461,990)

Balance, June 30, 2021	-	$-	227	$-	98,636,970	$9,864	$12,314,979	$(8,559,010)	$3,765,833

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,262,474)	$(1,392,692)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt recovery	(20,000)	(46,000)
Stock-based compensation	74,245	83,728
Amortization of prepaid stock-based compensation	-	107,970
Net realized gain on equity investments	104,700	-
Net unrealized loss (gain) loss on equity investments	221,309	(68,750)
Equity shares earned for lock up agreement	(85,733)	-
Gain on forgiveness of PPP note payable and accrued interest	-	(19,082)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	38,304	(64,047)
Assets of discontinued operations	-	(22,123)
Interest receivable	(2,380)	-
Accounts payable and accrued expenses	(262,013)	65,146
Insurance payable	40,819	-
Deferred revenue	(36,051)	514,787

NET CASH USED IN OPERATING ACTIVITIES	(1,189,274)	(841,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of equity investments	66,707	-
Collection on note receivable	20,000	69,500

NET CASH PROVIDED BY INVESTING ACTIVITIES	86,707	69,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of preferred stock	-	3,794,102
Advance from a related party	-	2,366
Repayment of advance from a related party	-	(2,366)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,794,102

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(1,102,567)	3,022,539

CASH AND CASH EQUIVALENTS - beginning of the period	9,837,001	1,128,389

CASH AND CASH EQUIVALENTS - end of the period	$8,734,434	$4,150,928

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$224
Income taxes	$25,159	$-

Non-cash investing and financing activities:
Common stock issued for conversion of Series C preferred stock	$76	$-
Iniital fair value of stock options issued as stock-based compensation recorded as deferred compensation	$89,546	$-
Common stock warrants granted for services	$-	$83,728
Increase in equity investments recorded as deferred revenue pursuant to a patent license agreement	$-	$531,250

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
JUNE 30, 2022
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include financial statements for Silo Pharma, Inc and its inactive wholly-owned subsidiary with the same name as the parent entity, Silo Pharma, Inc, as of June 30, 2022 and during the three and nine months ended June 30, 2022. All intercompany balances and transactions have been eliminated in consolidation. Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring and non-recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

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

Liquidity

As reflected in the accompanying condensed consolidated financial statements, the Company generated a net loss of $1,262,474 and used cash in operations of $1,189,274 during the six months ended June 30, 2022. Additionally, the Company has an accumulated deficit of $4,525,051 at June 30, 2022. However, as of June 30, 2022, the Company had working capital of $8,678,540.

The positive worthy capital serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash to meet its obligations for a minimum of twelve months from the date of this filing.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the six months ended June 30, 2022 and year ended December 31, 2021 include the collectability of notes receivable, valuation of equity investments, estimates for obsolete and slow-moving inventory, estimates of the deemed dividend, valuation allowances for deferred tax assets, the fair value of warrants issued with debt and for services, and the fair value of shares issued for services and in settlements.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At June 30, 2022 and December 31, 2021, the Company had cash in excess of FDIC limits of approximately $8,240,000, and approximately $9,100,000, respectively.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets - current of $99,939 and $145,324 at June 30, 2022 and December 31, 2021, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses and other current assets – non-current of $33,740 and $26,659 at June 30, 2022 and December 31, 2021, respectively, consist primarily of costs paid for license fees and future services which will occur after a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, business advisory, legal services, license fees, research and development fees, and insurance which are being amortized over the terms of their respective agreements.

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
JUNE 30, 2022
(UNAUDITED)

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of June 30, 2022 and December 31, 2021 that would require either recognition or disclosure in the accompanying condensed consolidated financial statements.

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the six months ended June 30, 2022 and 2021, research and development costs were $275,955 and $147,448, respectively. During the three months ended June 30, 2022 and 2021, research and development costs were $105,676 and $98,846, respectively.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the as-if converted method. Potentially dilutive securities which included convertible preferred shares and stock options are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. The following are the potentially dilutive shares for the six months ended June 30, 2022 and 2021:

	June 30,
	2022	2021
Series C convertible preferred stock	—	756,667
Stock options	1,442,466	300,000
Warrants	17,353,987	17,353,987
	18,796,453	18,410,654

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
JUNE 30, 2022
(UNAUDITED)

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Equity Investments at Fair Value

The Company accounted for certain equity investments at fair value using level 1, level 2 and level 3 valuations. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2022 and December 31, 2021:

	At June 30, 2022			At December 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Equity investments consisting of common stock, at fair value	$113,012	$—	$—	$419,995	—	$—

The following table summarizes activity in the Company’s equity investments, at fair value for the periods presented:

	June 30, 2022	December 31, 2021
Balance, beginning	$419,995	$—
Additions	85,733	531,250
Sales at original cost	(171,407)	(359,843)
Unrealized (loss) gain	(221,309)	248,588
Balance as of June 30, 2022	$113,012	$419,995

During the six months ended June 30, 2022, the Company received 77,939 shares of Home Bistro, Inc. common stock with grant date fair value of $85,733 or $1.10 per share, in exchange for entering into a lock up and leak out agreement which was recorded as other income from equity shares earned for services in the accompanying condensed consolidated statement of operations. The Company measures equity securities received for services at fair value on the date of receipt.

During the six months ended June 30, 2022, the Company sold its equity investments in Aikido Pharma, Inc. with cost of $171,407 for gross proceeds of $66,707 and the Company recorded a net realized loss on equity investments amounting to $104,700 as reflected in the accompanying condensed consolidated statement of operations.

At June 30, 2022 and December 31, 2021, equity investments, at fair value consisted of common equity securities of two entities, Home Bistro, Inc. and Aikido Pharma, Inc. (see Note 8).

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

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

Equity Investments at Cost

At June 30, 2022 and December 31, 2021, the Company did not have non-marketable capital stock and stock warrants, recorded at cost.

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

The summarized operating result of discontinued operations of the NFID Business included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021 is as follows:

	For the Six Months Ended
	June 30,
	2022	2021
Product sales, net	$—	$80,305
Cost of sales	1,079	68,360
Gross profit (loss)	(1,079)	11,945
Total operating and other non-operating expenses	(84)	(152,095)
Loss from discontinued operations	$(1,163)	$(140,150)

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

NOTE 5 – NOTES RECEIVABLE

As of June 30, 2022 and December 31, 2021, notes receivable, net, consisted of the following:

	June 30, 2022	December 31, 2021
Principal amounts of notes receivable	$115,500	$220,000
Additional notes receivable	—	60,000
Collections on notes receivables	(20,000)	(164,500)
Less: allowance for doubtful accounts	(35,500)	(55,500)
Total Notes receivable, net	60,000	60,000
Less: notes receivable, net – current portion	—	—
Notes receivable – non-current	$60,000	$60,000

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

During the year ended December 31, 2021, the Company received $23,500 of payment and recovered $141,000 of the of the $196,500 bad debt allowance. On June 7, 2021, the Company and the investor, entered into a settlement agreement whereby both parties agreed to settle the remaining balance of this note receivable which was previously written off in year 2020 for a total settlement amount of $196,000 to be paid as follows; (i) an initial payment of $46,000 upon execution of the settlement agreement and (ii) $10,000 per month for fifteen months. During the six months ended June 30, 2022, $20,000 was collected under this settlement agreement and $35,500 remains collectible under this settlement agreement and such amount has been fully reserved as of June 30, 2022.

On September 30, 2021, the Company executed a note receivable agreement with NFID, LLC in connection with an Asset Purchase Agreement (see Note 4). The promissory note bears 8% interest per annum and matures on October 1, 2023. The outstanding principal and accrued interest shall be due and payable on maturity. As of December 31, 2021, this note receivable had outstanding principal receivable of $60,000 and accrued interest receivable of $1,210 for a total receivable balance of $61,210. As of June 30, 2022, this note receivable had outstanding principal receivable of $60,000 and accrued interest receivable of $3,590 for a total receivable balance of $63,590 which is reflected in the accompanying consolidated balance sheet as note receivable – non-current.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY

Shares Authorized

The Company has 505,000,000 shares authorized which consist of 500,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Preferred Stock

In April 2013, the Company designated 1,000,000 shares of preferred stock as Series A Convertible Preferred Stock and in November 2019, the Company designated 2,000 shares of preferred stock as Series B Convertible Preferred Stock. As of June 30, 2022 and December 31, 2021, there were no shares of the Series A and Series B preferred stock issued and outstanding.

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
JUNE 30, 2022
(UNAUDITED)

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
JUNE 30, 2022
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

Conversion of Series C Convertible Preferred Stock into Common Stock

On March 31, 2022, the Company notified holders of its Series C Convertible preferred stock of its election to force the conversion to its Series C Convertible preferred stock into shares of the Company’s common stock pursuant to the Certificate of Designations unless such conversion would cause the holder to exceed its beneficial ownership limitation pursuant to the Certificate of Designations. On March 31, 2022, the Company converted 227 Series C Convertible preferred stock into 758,334 shares of common stock. As of June 30, 2022, there were no shares of Series C Convertible preferred stock issued and outstanding.

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

On December 29, 2021, the Board granted an aggregate of 342,466 incentive stock options under the 2020 Plan, to two non-employee board members, exercisable at $0.146 per share which expire on December 26, 2026 and vest on the first anniversary date of the grant date. These options were valued at $30,224 on the grant date using a Binomial Lattice option pricing model with the following assumptions: risk-free interest rate of 0.75%, expected dividend yield of 0%, expected term of 2 years using the simplified method and expected volatility of 115% based on historical volatility. The Company recorded the fair value of the unvested stock options, in the amount of $30,224, as deferred compensation which is being amortized over the vesting period. During the six months ended June 30, 2022, the Company amortized $15,122 of the deferred compensation which was recorded as compensation expenses in the accompanying condensed consolidated statement of operations. As of June 30, 2022, the deferred compensation related to this issuance had a balance of $$15,122.

On January 31, 2022, pursuant to an Employment Agreement (see Note 8), an aggregate of 800,000 incentive stock options were issued under the 2020 Plan, to Dr. Kou, exercisable at $0.20 per share and expires on January 31, 2032. The stock options vest as follows: (i) 300,000 stock options upon issuance; (ii) 250,000 vests on October 31, 2022 and; (iii) 250,000 vests on October 31, 2023. The 800,000 stock options had a fair value of $94,915 which were valued at the grant date using a Binomial Lattice option pricing model with the following assumptions: risk-free interest rate of 1.18%, expected dividend yield of 0%, expected term of 2 years using the simplified method and expected volatility of 117% based on historical volatility. The Company recorded the fair value of the unvested stock options, in the amount of $59,322, as deferred compensation which is being amortized over the vesting period. During the six months ended June 30, 2022, the Company amortized $23,540 of the deferred compensation which was recorded as compensation expenses in the accompanying condensed consolidated statement of operations. As of June 30, 2022, the deferred compensation related to his employment agreement had a balance of $35,782.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Stock option activities for the six months ended June 30, 2022 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2021	300,000	$0.0001	2.5	$—
Granted as incentives	342,466	$0.146	4.5	$—
Granted pursuant to employment agreement (see Note 8)	800,000	$0.2000	9.6	$—
Forfeited	—	—	—	—
Balance Outstanding, June 30, 2022	1,442,466	$0.1500	7.5	$—
Exercisable, June 30, 2022	600,000	$0.1000	5.8	$6,030

Stock Warrants

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

Warrant activities for the six months ended June 30, 2022 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2021	17,353,987	$0.31	4.1	$—
Granted/Forfeited	—	—	—	—
Balance Outstanding, June 30, 2022	17,353,987	$0.31	3.6	$—
Exercisable, June 30, 2022	17,353,987	$0.31	3.6	$—

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

NOTE 7 – CONCENTRATIONS

Customer Concentration

For the six months ended June 30, 2022 and 2021, no customer accounted for over 10% of total revenues from apparel sales included in discontinued operations.

For the six months ended June 30, 2022 and 2021, one licensee accounted for 100% total revenues from customer license fee.

Vendor Concentrations

For the six months ended June 30, 2022 and 2021, one licensor accounted for 100% of the Company’s vendor license agreements (see below) related to the Company’s biopharmaceutical operation.

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

Dr. James Kuo

On January 27, 2022, the Company and Dr. James Kuo entered into an employment agreement (“Kuo Employment Agreement”) for Dr. Kuo to serve as the Vice President of Research & Development. The Kuo Employment Agreement shall be effective as of the date of the agreement and shall automatically renew for a period of one year at every anniversary of the effective date, with the same terms and conditions, unless either party provides written notice of its intention not to extend the term of the Kuo Employment Agreement at least thirty days’ prior to the applicable renewal date. Dr. Kuo shall be paid an annual base salary of $30,000. For each twelve-month period of his employment, Dr. Kuo shall be entitled to a bonus whereby amount and terms shall be in the sole and absolute discretion of the Board of Directors (“Board”) and shall be payable at the Company’s sole option in stock or in cash. In addition, an aggregate of 800,000 incentive stock options were granted under the 2020 Plan to Dr. Kou, exercisable at $0.20 per share and expires on January 31, 2032. The stock options vest as follows: (i) 300,000 stock options upon issuance; (ii) 250,000 vests on October 31, 2022 and; (iii) 250,000 vests on October 31, 2023. The 800,000 stock options had a fair value of $94,914 which valued at grant date using Binomial Lattice option pricing model with the following assumptions: risk-free interest rate of 1.18%, expected dividend yield of 0%, expected term of 2 years using the simplified method and expected volatility of 117% based on calculated volatility. The Company recorded the fair value of the unvested stock options, in the amount of $59,322, as deferred compensation which is being amortized over the vesting period. During the six months ended June 30, 2022, the Company amortized $23,540 of the deferred compensation which was recorded as compensation expenses in the accompanying condensed consolidated statement of operations. As of June 30, 2022, the deferred compensation had a balance of $35,782 (see Note 6).

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

License Agreements between the Company and Vendors

University of Maryland, Baltimore - License Agreement for Development and Use of Central Nervous System-Homing Peptides

Commercial Evaluation License and Option Agreement with the University of Maryland, Baltimore

Effective as of July 15, 2020, the Company, through its wholly-owned subsidiary, Silo Pharma, Inc. (see Note 1) and University of Maryland, Baltimore (“UMB”) (collectively as “Parties”), entered into a commercial evaluation license and option agreement (“License Agreement”), granting the Company an exclusive, non-sublicensable, non-transferable license to with respect to the exploration of the potential use of central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology. The License Agreement also granted the Company an exclusive option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license (“Exclusive Option”) to with respect to the subject technology. The License Agreement had a term of six months from the effective date however if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first. The Company exercised its Exclusive Option on January 13, 2021 and entered into a Master License Agreement on February 12, 2021. Both parties may terminate this agreement within thirty days by giving a written notice. In July 2020, the Company paid a license fee of $10,000 to UMB pursuant to the License Agreement which was recorded in professional fees during the year ended December 31, 2020 since the Company could not conclude that such costs would be recoverable for this early-stage venture.

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments (see below for payment terms), (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. The Company shall pay to UMB a license fee of $75,000, payable as follows: (a) $25,000 shall be due within 30 days following the effective date; and (b) $50,000 on or before the first anniversary of the effective date. The license fee is non-refundable and is not creditable against any other fee, royalty or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The Company paid $25,000 license fee on February 17, 2021 which was recorded as prepaid expense and is being amortized over the 15-year term. The Company recognized amortization expense of $4,375 in 2021. During the six months ended June 30, 2022, the Company recognized amortization expense of $2,500. At December 31, 2021, prepaid expense and other current assets – current amounted $5,000 and prepaid expense – non-current amounts $15,625. At June 30, 2022, prepaid expense and other current assets – current amounted $5,000 and prepaid expense – non-current amounts $13,125 as reflected in the accompanying condensed consolidated balance sheets.

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

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below - Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. The Company recognized amortization expense of $628 in 2021. During the six months ended June 30, 2022, the Company recognized amortization expense of $419. At December 31, 2021, prepaid expense and other current assets – current amounted $838 and prepaid expenses – non-current amounts $11,034. At June 30, 2022, prepaid expense and other current assets – current amounted $838 and prepaid expenses – non-current amounts $10,615 as reflected in the accompanying condensed consolidated balance sheets.

University of Maryland, Baltimore - License Agreement for Development and Use of Joint-Homing Peptides

Commercial Evaluation License and Option Agreement with the University of Maryland, Baltimore

Effective as of February 26, 2021, the Company, through its wholly-subsidiary, Silo Pharma, Inc., and University of Maryland, Baltimore (“UMB”) (collectively as “Parties”), entered into a commercial evaluation license and option agreement (“License Agreement”), which granted the Company an exclusive, non-sublicensable, non-transferable license to with respect to the exploration of the potential use of joint-homing peptides for use in the investigation and treatment of arthritogenic processes. The License Agreement also granted the Company an exclusive option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license (“Exclusive Option”) to with respect to the subject technology. The License Agreement had a term of six months from the effective date. Both parties could have terminated the License Agreement within thirty days by giving a written notice.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

On July 6, 2021, the Company entered into a First Amendment Agreement (“First Amendment”) with UMB to extend the term of the original License Agreement by an additional six months such that the First Amendment was effective until February 25, 2022 however, if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first. The Company paid a license fee of $10,000 to UMB in March 2021 pursuant to the License Agreement which was recorded in professional fees during the year ended December 31, 2021, since the Company could not conclude that such costs would be recoverable for this early-stage venture.

On January 28, 2022, the Parties entered into a second amendment to the commercial evaluation and license agreement dated February 26, 2021 (“Second Amendment”). The Second Amendment extends the term of the original license agreement until December 31, 2022. However, if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first.

On June 30, 2022, the Parties entered into a third amendment to the commercial evaluation and license agreement dated February 26, 2021 (“Third Amendment”). The Third Amendment expands the scope of the license granted in the License Agreement to add additional patent rights with respect to an invention generally known as Peptide-Targeted Liposomal Delivery for Treatment Diagnosis, and Imaging of Diseases and Disorders. In consideration of the licenses granted under this Third Amendment, Company agreed to pay a one-time, non-refundable fee of $2,500 which was recorded as research and development expense in the condensed consolidated statement of operations.

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
JUNE 30, 2022
(UNAUDITED)

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

With respect to a vote of Aikido’s stockholders to approve a reverse split of its common stock no later than December 31, 2021 (“Reverse Stock Split Vote”), each share of the Series M Convertible Preferred Stock shall be entitled to such number of votes equal to 20,000 shares of Aikido’s common stock. In addition, each share of the Series M Convertible Preferred Stock shall be convertible, at any time after the earlier of (i) the date that the Reverse Stock Split Vote is approved by Aikido’s stockholders and (ii) December 31, 2021, at the option of the holder, into such number of shares of Aikido’s common stock determined by dividing the Stated Value by the Conversion Price. “Stated Value” means $1,000. “Conversion Price” means $0.80, subject to adjustment.

Prior to the April 12, 2021, issuance of the common stock in lieu of the Series M Convertible Preferred Stock as discussed above, the Company valued the 500 Series M Convertible Preferred stock which was equivalent into Aikido’s 625,000 shares of common stock at a fair value of $0.85 per common share or $531,250 based quoted trading price of Aikido’s common stock on the date of grant. The Company recorded an equity investment of $531,250 (see Note 3) and deferred revenue of $531,250 to be recognized as revenues over the term of the license. Accordingly, the Company recorded a total deferred revenue of $1,031,250 ($500,000 cash received and $531,250 value of equity securities received) to be recognized as revenues over the 15-year term. The Company recognized revenue of $68,750 in 2021. During the six months ended June 30, 2022, the Company recognized revenue of $34,375. At December 31, 2021, deferred revenue – current portion amounted $68,750 and deferred revenue – long-term portion amounted $893,750. At June 30, 2022, deferred revenue – current portion amounted $68,750 and deferred revenue – long-term portion amounted $859,375 as reflected in the accompanying condensed consolidated balance sheets.

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Pursuant to the Sublicense Agreement, Aikido agreed to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. The Company recognized revenue of $2,514 in 2021. During the six months ended June 30, 2022, the Company recognized revenue of $1,676. At December 31, 2021, deferred revenue – current portion amounted $3,352 and deferred revenue – long-term portion amounted $44,134. At June 30, 2022, deferred revenue – current portion amounted $3,352 and deferred revenue – long-term portion amounted $42,458 as reflected in the accompanying condensed consolidated balance sheets.

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

Sponsored Research Agreement with The Regents of the University of California

On June 1, 2021 (the “Effective Date”), the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. Pursuant to the Agreement, the Company shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the Effective Date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. The Company paid the first payment of $40,000 pursuant to the payment schedule on the Sponsored Research Agreement on June 15, 2021, second payment of $40,000 on September 9, 2021 and $20,570 on November 18, 2021, third payment of $60,570 on March 1, 2022, which were recorded to prepaid expense and other current assets – current to be amortized over the two-year period. In 2021, the Company amortized $92,855 of the prepaid expense. During the six months ended June 30, 2022, the Company amortized $68,285 of the prepaid expense leaving a prepaid asset of $0 at June 30, 2022.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

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

On June 7, 2022, the Company and UMB amended the July 2021 Sponsored Research Agreement whereby both parties agreed to make changes to the original project work and budget. The amendment had no effect on the consolidated financial statements.

Sponsored Research Agreement with Columbia University

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University pursuant to which the Company has been granted an option to license certain assets currently under development, including Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the dated of the exercise of the option. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to post-traumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. The Company paid the first payment of $430,825 in November 2021 which was recorded to prepaid expense and other current assets – current to be amortized over the estimated project timeline of twelve months. In 2021, the Company amortized $359,021 of the prepaid expense. During the six months ended June 30, 2022, the Company amortized the remaining prepaid expense of $71,804. As of June 30, 2022 and December 31, 2021, prepaid expense related to the sponsored research agreement were $0 and $71,804, respectively.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

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

Pursuant to the terms of the JV Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the JV Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of June 30, 2022 and as of the current date of this report, the joint venture entity has not been formed yet.

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

Amended Service Agreement

On September 10, 2021 (“Effective Date”), the Company entered into an Amendment Agreement (“Amended Service Agreement”) to a certain service agreement dated on September 8, 2020 with the University of Texas (“University”) at Austin whereby the University will provide advisory service and assist the Company on identifying license and sponsored research opportunities for the Company. The Company shall pay the University $5,000 per quarter starting on the Effective Date. Any cost incurred will be reimbursed only after prior written consent by the Company. The term of the Amended Service Agreement is for 36 months unless earlier terminated by either party upon giving a written notice as defined in the agreement. In 2021, the Company paid $5,000 related to this agreement. During the six months ended June 30, 2022, the Company paid $10,000 related to this agreement.

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

On June 30, 2022, the Parties entered into a third amendment to the commercial evaluation and license agreement dated February 26, 2021 (“Third Amendment”). The Third Amendment expands the scope of the license granted in the License Agreement to add additional patent rights with respect to an invention generally known as Peptide-Targeted Liposomal Delivery for Treatment Diagnosis, and Imaging of Diseases and Disorders. In consideration of the licenses granted under this Third Amendment, Company agreed to pay a one-time, non-refundable fee of $2,500 which was recorded as research and development expense in the condensed consolidated statement of operations.

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

On June 7, 2022, the Company and UMB amended the July 2021 Sponsored Research Agreement whereby both parties agreed to make changes to the original project work and budget.

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

Results of Operations

Comparison of Our Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes the results of operations for the three and six months ended June 30, 2022 and 2021 based primarily on the comparative condensed consolidated financial statements, footnotes and related information for the periods identified, and should be read in conjunction with our condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Revenues	$18,025	$18,026	$36,051	$35,213
Cost of sales	1,459	1,460	2,919	2,085
Gross profit	16,566	16,566	33,132	33,128
Operating expenses	(510,851)	(453,415)	(1,054,676)	(1,371,113)
Operating loss from continuing operations	(494,285)	(436,849)	(1,021,544)	(1,337,985)
Other income (expense), net	(164,117)	48,042	(239,767)	85,443
Loss from discontinued operations, net of tax	—	(73,183)	(1,163)	(140,150)
Net loss	$(658,402)	$(461,990)	$(1,262,474)	$(1,392,692)

Revenues

During the three months ended June 30, 2022 and 2021, revenues consisted of revenues on licensing fees related to our biopharmaceutical operation of $18,025 and $18,026, respectively. Such revenues are primarily related to the Aikido License and Sublicense Agreement.

During the six months ended June 30, 2022 and 2021, revenues consisted of revenues on licensing fees related to our biopharmaceutical operation of $36,051 and $35,313, respectively. Such revenues are primarily related to the Aikido License and Sublicense Agreement.

Cost of Revenues

During the three months ended June 30, 2022 and 2021, cost of revenues on license fees related to our biopharmaceutical operation amounted to $1,459 and $1,460, respectively. The primary components of cost of revenues on license fees include the cost of the license fees primarily related to the UMB License and Sublicense Agreement.

During the six months ended June 30, 2022 and 2021, cost of revenues on license fees related to our biopharmaceutical operation amounted to $2,919 and $2,085, respectively. The primary components of cost of revenues on license fees include the cost of the license fees primarily related to the UMB License and Sublicense Agreement.

Operating Expenses

During the three and six months ended June 30, 2022 and 2021, total operating expenses consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Compensation expense	$100,212	$54,942	$227,393	$164,234
Professional fees	248,179	270,906	444,427	942,475
Research and development	105,676	98,846	275,955	147,448
Insurance expense	30,866	29,015	64,158	50,721
Bad debt recovery	—	(46,000)	(20,000)	(53,500)
Selling, general and administrative expenses	25,918	45,706	62,743	116,735
Total operating expenses	$510,851	$453,415	$1,054,676	$1,371,113

●	Compensation Expense:

During the three months ended June 30, 2022 and 2021, compensation expense were $100,212 and $54,942, respectively, an increase of $45,270 or 82%. This increase resulted from an increase in stock-based compensation of $29,236, an increase in BOD fees of $11,000, an increase payroll expense of $5,400 offset by a decrease in other payroll related expenses of $366.

During the six months ended June 30, 2022 and 2021, compensation expense were $227,393 and $164,234, respectively, an increase of $63,159 or 36%. This increase resulted from an increase in stock-based compensation of $74,245, an increase in BOD fees of $22,000, an increase payroll expense of $15,400 and an increase in other payroll related expenses of $10,014 offset by a decrease in bonus of $61,500.

●	Professional Fees:

During the three months ended June 30, 2022 and 2021, professional fees were $248,179 and $270,906, respectively, a decrease of $22,727 or 8%. The decrease was attributable to a decrease in stock-based consulting fees of $6,748 related to the issuance of shares to consultants, a decrease in consulting fees of $67,781 and a decrease in accounting fees of $7,345 offset by an increase in investor relation fees of $36,443 and increase of legal fees of $22,704.

During the six months ended June 30, 2022 and 2021, professional fees were $444,427 and $942,475, respectively, a decrease of $498,048 or 53%. The decrease was attributable to a decrease in stock-based consulting fees of $107,970 related to the issuance of shares to consultants, a decrease in consulting fees of $181,865, a decrease in investor relation fees of $104,496 and a decrease of legal fees of $104,922 offset by increase in accounting fees of $1,205.

●	Research and Development:

During the three months ended June 30, 2022 and 2021, research and development were $105,676 and $98,846, respectively, an increase of $6,830 or 7%. The increase was primarily attributable to research and development costs in connection with the investigator-sponsored study agreement with University of Columbia, UCSF and UMB.

During the six months ended June 30, 2022 and 2021, research and development were $275,955 and $147,448, respectively, an increase of $128,507 or 82%. The increase was primarily attributable to research and development costs in connection with the investigator-sponsored study agreement with University of Columbia, UCSF and UMB.

●	Insurance Expense:

During the three months ended June 30, 2022 and 2021, insurance expense were $30,866 and $29,015, respectively, an increase of $1,851 or 6%. This increase was a result of increase in the cost of renewal of D&O insurance policy.

During the six months ended June 30, 2022 and 2021, insurance expense were $64,158 and $50,721, respectively, an increase of $13,437 or 27%. This increase was a result of increase in the cost of renewal of D&O insurance policy.

●	Bad Debt Recovery:

During the three months ended June 30, 2022 and 2021, bad debt recovery were $0 and $46,000, respectively, a decrease of $46,000 or 100%. We recorded bad debt recovery from the collection of a previously written off note receivable deemed uncollectible.

During the six months ended June 30, 2022 and 2021, bad debt recovery were $20,000 and $53,500, respectively, a decrease of $33,500 or 63%. We recorded bad debt recovery from the collection of a previously written off note receivable deemed uncollectible.

●	Selling, General and Administrative Expenses:

Selling, general and administrative expenses consist of advertising and promotion, patent related expenses, transfer agent fees, custodian fees, bank service charges, travel, and other fees and expenses.

During the three months ended June 30, 2022 and 2021, selling, general and administrative expenses were $25,918 and $45,706, respectively, a decrease of $19,788 or 43%. The decrease was primarily attributable to a decrease in filing fees of $10,644, a decrease in transfer agent fees of $10,471, offset by an increase in other administrative expenses of $1,347

During the six months ended June 30, 2022 and 2021, selling, general and administrative expenses were $62,743 and $116,735, respectively, a decrease of $53,992 or 46%. The decrease was primarily attributable to a decrease in filing fees of $22,840, a decrease in patent expense of $17,230 and a decrease in proxy meeting expense of $19,863, offset by an increase in insurance expense of $13,437 and an increase in other administrative expenses of $7,496.

Operating Loss from Continuing Operations

During the three months ended June 30, 2022 and 2021, operating loss from continuing operations amounted to $494,285 and $436,849, respectively, an increase of $57,436 or 13%. The increase was primarily a result of the changes in operating expenses discussed above.

During the six months ended June 30, 2022 and 2021, operating loss from continuing operations amounted to $1,021,544 and $1,337,985, respectively, a decrease of $316,441 or 24%. The increase was primarily a result of the changes in operating expenses discussed above.

Other Income (Expenses), net

During the three months ended June 30, 2022 and 2021, other (expense), net amounted to $(164,117) and other income, net amounted to $48,042, respectively, an increase in other (expense), net of $(212,159) or 442%. The increase in other (expense), net was primarily due to an increase in net unrealized (loss) on equity investment of $(89,511), an increase in net realized (loss) on equity investment of $(104,700) from the sale of equity investment, increase in net interest income of $1,417 resulting from the interest on note receivable, an increase in other expense of $(283) offset by a decrease in gain on forgiveness of PPP notes payable from 2021.

During the six months ended June 30, 2022 and 2021, other (expense), net amounted to $(239,767) and other income, net amounted to $85,443, respectively, an increase in other (expense), net of $(352,210) or 381%. The increase in other (expense), net was primarily due to an increase in net unrealized (loss) on equity investment of $(290,059), an increase in net realized (loss) on equity investment of $(104,700) from the sale of equity investment, increase in net interest income of $3,181 resulting from the interest on note receivable and an increase in other expense of $(283) and an increase in other income of $85,733 resulting from the grant date fair value of Home Bistro, Inc common stock received in exchange for entering into a lock up agreement with Home Bistro, Inc and a decrease in gain on forgiveness of PPP notes payable from 2021.

Loss from Discontinued Operations

During the three months ended June 30, 2022 and 2021, loss from discontinued operations amounted to $0 and $73,183, respectively, a decrease of $73,183 or 100%. The decrease was primarily due to a sale of the Company’s NFID business in September 2021.

During the six months ended June 30, 2022 and 2021, loss from discontinued operations amounted to $1,163 and $140,150, respectively, a decrease of $138,987 or 99%. The decrease was primarily due to a sale of the Company’s NFID business in September 2021.

Preferred Stock Dividend

During the three months ended June 30, 2022 and 2021, there were no deemed dividends.

During the six months ended June 30, 2022 and 2021, dividends amounted to $0 and $1,403,997 respectively, a decrease of $1,403,997 or 100%. In 2021, the Company recorded $1,403,997 of deemed dividends resulting from the beneficial conversion feature in connection with the issuance of Series C Convertible Preferred Stock.

Net Loss Available to Common Stockholders

During the three months ended June 30, 2022 and 2021, net loss available to common stockholders amounted to $658,402 or $(0.01) per common share (basic and diluted), and $461,990 or $(0.00) per common share (basic and diluted), respectively, an increase of $196,412 or 43%. The increase was primarily a result of the changes discussed above.

During the six months ended June 30, 2022 and 2021, net loss available to common stockholders amounted to $1,262,474 or $(0.00) per common share (basic and diluted), and $2,796,689 or $(0.03) per common share (basic and diluted), respectively, a decrease of $1,534,215 or 55%. The decrease was primarily a result of the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $8,678,540 and $8,734,434 in cash and cash equivalents as of June 30, 2022 and working capital of $9,912,281 and $9,837,001 in cash and cash equivalents as of December 31, 2021

	June 30, 2022	December 31, 2021	Working Capital Change	Percentage Change
Working capital:
Total current assets	$8,947,385	$10,402,320	$(1,454,935)	14%
Total current liabilities	(268,845)	(490,039)	221,194	45%
Working capital:	$8,678,540	$9,912,281	$(1,233,741)	12%

The decrease in working capital of $1,233,741 was primarily attributable to a decrease in current assets of $1,454,936 primarily due to decrease in cash of approximately $1,102,567, decrease in equity investments of $306,983 and a decrease in accounts payable of $262,013.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(1,189,274)	$(841,063)
Net cash provided by investing activities	86,707	69,500
Net cash provided by financing activities	—	3,794,102
Net change in cash	$(1,102,567)	$3,022,539

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 and 2021 were $1,189,274 and $841,063, respectively, an increase of $348,211 or 41%.

●	Net cash used in operating activities for the six months ended June 30, 2022 primarily reflected a net loss of $1,262,474 adjusted for the add-back of non-cash items such as bad debt recovery of $20,000, stock-based compensation of $74,245, net realized loss on equity investments of $104,700, net unrealized loss on equity investments of $221,309, non-cash income from equity investment of $85,733 and changes in operating asset and liabilities primarily consisting of an increase of interest receivable of $2,380, an increase in insurance payable of $40,819 offset by a decrease in prepaid expenses and other current assets of $38,304, a decrease in accounts payable and accrued expenses of $262,013 and decrease in deferred revenue of $36,051.

●	Net cash used in operating activities for the six months ended June 30, 2021 primarily reflected a net loss of $1,392,692 adjusted for the add-back of non-cash items such bad debt recovery of $46,000, net unrealized gain on equity investments of $68,750, stock-based compensation of $83,728, amortization of prepaid stock-based compensation of $107,970, gain on forgiveness of PPP note payable of $19,082 and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $64,047, an increase in assets of discontinued operations of $22,123, an increase in accounts payable and accrued expenses of $65,146 and an increase in deferred revenue of $514,787.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2022 and 2021 were $86,707 and $69,500, respectively, an increase of $17,207 or 25%.

●	Net cash provided by investing activities for the six months ended June 30, 2022 was $20,000 from proceeds from notes receivable collection and $66,707 net proceeds from sale of equity investment.

●	Net cash provided by investing activities for the six months ended June 30, 2021 was $69,500 which consisted of proceeds from collection of previously written off notes receivable of $7,500 and proceeds from notes receivable collection of $62,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 and 2021 were $0 and $3,794,102, respectively, an increase of $3,794,102 or 100%.

●	Net cash provided by financing activities for the six months ended June 30, 2021 was $3,794,102 which consisted of net proceeds from sale of preferred stock of $3,794,102, proceeds from a related party advance of $2,366 offset by a related party advance repayment of $2,366.

Cash Requirements

The Company believes that current cash and cash equivalents balance as of June 30, 2022 of $8,734,434 will provide sufficient cash required to meet our obligations for a minimum of twelve months from the date of this filing.

We currently have no material commitments for any capital expenditures.

Liquidity

As reflected in the accompanying condensed consolidated financial statements, the Company generated a net loss of $1,262,474 and used cash in operations of $1,189,274 during the six months ended June 30, 2022. Additionally, the Company has an accumulated deficit of $4,525,051 at June 30, 2022. However, as of June 30, 2022, the Company had working capital of $8,678,540.

The positive worthy capital serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash to meet its obligations for a minimum of twelve months from the date of this filing.

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

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2022.

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

None.

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

SILO PHARMA, INC.

Dated: August 1, 2022	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)