Form 10-Q
period 2022-09-30
Silo Pharma, Inc.
filed 2022-11-10
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-41512

SILO PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3046338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

560 Sylvan Avenue, Suite 3160,
Englewood Cliffs, New Jersey 07632

(Address of principal executive offices)

(718) 400-9031

(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	SILO	The Nasdaq Stock Market LLC

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

As of November 10, 2022, 3,138,797 shares of common stock, par value $0.0001 per share, were outstanding.

SILO PHARMA, INC. AND SUBSIDIARY
FORM 10-Q
SEPTEMBER 30, 2022

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,253,023	$9,837,001
Equity investments	77,939	419,995
Prepaid expenses and other current assets - current	581,373	145,324

Total Current Assets	12,912,335	10,402,320

Note receivable - non-current, including interest receivable of $4,800 and $1,210 at
September 30, 2022 and December 31, 2021, respectively	64,800	61,210
Prepaid expenses - non-current	72,285	26,659

Total Assets	$13,049,420	$10,490,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$223,645	$417,937
Insurance payable	16,447	-
Deferred revenue - current portion	72,102	72,102

Total Current Liabilities	312,194	490,039

LONG TERM LIABILITIES:
Deferred revenue - long-term portion	883,807	937,884

Total Long Term Liabilities	883,807	937,884

Total Liabilities	1,196,001	1,427,923

Commitment and Contingencies (see Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series B convertible preferred stock, $0.0001 par value, 2,000 shares designated; no shares issued and outstanding at September 30, 2022 and December 31, 2021 ($1,000 per share liquidation value)	-	-
Series C convertible preferred stock, $0.0001 par value, 4,280 shares designated; 0 and 227 shares issued and and outstanding at September 30, 2022 and December 31, 2021, respectively ($1,000 per share liquidation value)	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 3,138,797 and 1,972,739 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	314	197
Additional paid-in capital	17,361,402	12,324,646
Accumulated deficit	(5,508,297)	(3,262,577)

Total Stockholders’ Equity	11,853,419	9,062,266

Total Liabilities and Stockholders’ Equity	$13,049,420	$10,490,189

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
LICENSE FEE REVENUES:	$18,025	$18,025	$54,076	$53,238

COST OF REVENUES	1,459	1,459	4,378	3,544

GROSS PROFIT	16,566	16,566	49,698	49,694

OPERATING EXPENSES:
Compensation expense	96,529	54,943	323,922	222,177
Professional fees	402,190	331,419	846,617	1,273,894
Research and development	375,795	70,514	651,750	217,962
Insurance expense	30,865	29,014	95,023	79,735
Bad debt recovery	-	(30,000)	(20,000)	(83,500)
Selling, general and administrative expenses	60,341	24,618	123,084	141,353

Total operating expenses	965,720	480,508	2,020,396	1,851,621

LOSS FROM CONTINUING OPERATIONS	(949,154)	(463,942)	(1,970,698)	(1,801,927)

OTHER INCOME (EXPENSE):
Interest income (expense), net	981	(483)	1,773	(2,872)
Other income from equity shares earned for lock up agreement	-	-	85,733	-
Gain on forgiveness of PPP note payable	-	-	-	19,082
Net realized gain (loss) on equity investments	-	6,655,120	(104,700)	6,655,120
Net unrealized gain (loss) on equity investments	(35,073)	300,876	(256,382)	369,626
Other expense	-	-	(283)	-

Total other income (expense)	(34,092)	6,955,513	(273,859)	7,040,956

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(983,246)	6,491,571	(2,244,557)	5,239,029

Provision for income taxes	-	(19,133)	-	(19,133)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(983,246)	6,472,438	(2,244,557)	5,219,896

DISCONTINUED OPERATIONS:
Gain from sale of assets of discontinued operations, net of tax	-	1,553	-	1,553
Loss from discontinued operations, net of tax	-	(88,872)	(1,163)	(229,022)

LOSS FROM DISCONTINUED OPERATIONS	-	(87,319)	(1,163)	(227,469)

NET (LOSS) INCOME	(983,246)	6,385,119	(2,245,720)	4,992,427

Deemed dividend	-	-	-	(1,403,997)

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(983,246)	$6,385,119	$(2,245,720)	$3,588,430

NET (LOSS) INCOME PER COMMON SHARE:
Continuing operations - basic	$(0.49)	$3.24	$(1.13)	$1.92
Continuing operations - diluted	$(0.49)	$3.20	$(1.13)	$1.90
Discontinued operations - basic	$0.00	$(0.04)	$(0.00)	$(0.12)
Discontinued operations - diluted	$0.00	$(0.04)	$(0.00)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,000,700	1,972,739	1,987,170	1,871,898
Diluted	2,000,700	1,993,869	1,987,170	1,893,028

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

							Additional		Total
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	-	$-	227	$-	1,972,739	$197	$12,324,646	$(3,262,577)	$9,062,266

Stock options issued as stock based compensation	-	-	-	-	-	-	45,009	-	45,009

Common stock issued for conversion of Series C preferred stock	-	-	(227)	-	15,167	2	(2)	-	-

Net loss	-	-	-	-	-	-	-	(604,072)	(604,072)

Balance, March 31, 2022	-	-	-	-	1,987,906	199	12,369,653	(3,866,649)	8,503,203

Stock options issued as stock based compensation	-	-	-	-	-	-	15,112	-	15,112

Amortization of prepaid stock-based compensation	-	-	-	-	-	-	14,124	-	14,124

Net loss	-	-	-	-	-	-	-	(658,402)	(658,402)

Balance, June 30, 2022	-	-	-	-	1,987,906	199	12,398,889	(4,525,051)	7,874,037

Sale of common stock	-	-	-	-	1,150,000	115	4,940,833	-	4,940,948

Rounding of share due to reverse stock split	-	-	-	-	891	-	-	-	-

Stock options issued as stock based compensation	-	-	-	-	-	-	7,556	-	7,556

Amortization of prepaid stock-based compensation	-	-	-	-	-	-	14,124	-	14,124

Net loss	-	-	-	-	-	-	-	(983,246)	(983,246)

Balance, September 30, 2022	-	$-	-	$-	3,138,797	$314	$17,361,402	$(5,508,297)	$11,853,419

							Additional		Total
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	-	$-	-	$-	1,702,839	$170	$7,042,846	$(5,762,321)	$1,280,695

Series C preferred stock issued for cash, net of offering cost	-	-	4,276	-	-	-	3,794,102	-	3,794,102

Deemed dividend upon issuance of preferred stock	-	-	-	-	-	-	1,403,997	(1,403,997)	-

Common stock warrants granted for services	-	-	-	-	-	-	83,728	-	83,728

Net loss	-	-	-	-	-	-	-	(930,702)	(930,702)

Balance, March 31, 2021	-	-	4,276	-	1,702,839	170	12,324,673	(8,097,020)	4,227,823

Common stock issued for conversion of Series C preferred stock	-	-	(4,049)	-	269,900	27	(27)	-	-

Net loss	-	-	-	-	-	-	-	(461,990)	(461,990)

Balance, June 30, 2021	-	-	227	-	1,972,739	197	12,324,646	(8,559,010)	3,765,833

Net income	-	-	-	-	-	-	-	6,385,119	6,385,119

Balance, September 30, 2021	-	$-	227	$-	1,972,739	$197	$12,324,646	$(2,173,891)	$10,150,952

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,245,720)	$4,992,427
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt recovery	(20,000)	(83,500)
Stock-based compensation and professional fees	95,925	83,728
Amortization of prepaid stock-based professional fees	-	107,970
Net realized loss (gain) on equity investments	104,700	(6,655,120)
Net unrealized loss (gain) loss on equity investments	256,382	(369,626)
Equity shares earned for lock up agreement	(85,733)	-
Gain on forgiveness of PPP note payable and accrued interest	-	(19,082)
Gain from disposal of assets from discontinued operations		(1,553)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(481,675)	(115,587)
Assets of discontinued operations	-	(24,963)
Interest receivable	(3,590)	-
Accounts payable and accrued expenses	(194,292)	84,399
Insurance payable	16,447	-
Deferred revenue	(54,077)	496,762

NET CASH USED IN OPERATING ACTIVITIES	(2,611,633)	(1,504,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of equity investments	66,707	6,736,070
Collection on note receivable written off prior to 2019	-	7,500
Collection on note receivable	20,000	99,500

NET CASH PROVIDED BY INVESTING ACTIVITIES	86,707	6,843,070

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of preferred stock	-	3,794,102
Net proceeds from sale of common stock	4,940,948	-
Advance from a related party	-	2,366
Repayment of advance from a related party	-	(2,366)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,940,948	3,794,102

NET CHANGE IN CASH AND CASH EQUIVALENTS:	2,416,022	9,133,027

CASH AND CASH EQUIVALENTS - beginning of the period	9,837,001	1,128,389

CASH AND CASH EQUIVALENTS - end of the period	$12,253,023	$10,261,416

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,079	$-
Income taxes	$25,159	$-

Non-cash investing and financing activities:
Increase in equity investments recorded as deferred revenue pursuant to a patent license agreement	$-	$531,250
Note receivable issued in connection with asset purchase agreement	$-	$60,000

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

On September 14, 2022, the Company filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-50 reverse stock split (the “Reverse Stock Split”) with respect to the outstanding shares of the Company’s common stock. The Certificate of Amendment became effective on September 14, 2022. The Reverse Stock Split was previously approved by the sole director and the majority of stockholders of the Company. The Reverse Stock Split was deemed effective at the open of business on September 15, 2022. All share and per share data in the accompanying consolidated financial statements have been retroactively adjusted to reflect the effect of the reverse stock split.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements include financial statements for Silo Pharma, Inc and its inactive wholly-owned subsidiary with the same name as the parent entity, Silo Pharma, Inc, as of September 30, 2022 and during the three and nine months ended September 30, 2022. All intercompany balances and transactions have been eliminated in consolidation. Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring and non-recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

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

Liquidity

As reflected in the accompanying condensed consolidated financial statements, the Company generated a net loss of $2,245,720 and used cash in operations of $2,611,633 during the nine months ended September 30, 2022. Additionally, the Company has an accumulated deficit of $5,508,297 on September 30, 2022. However, as of September 30, 2022, the Company had working capital of $12,600,141.

The positive worthy capital serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash to meet its obligations for a minimum of twelve months from the date of this filing.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the nine months ended September 30, 2022 and year ended December 31, 2021 include the collectability of notes receivable, valuation of equity investments, estimates for obsolete and slow-moving inventory, estimates of the deemed dividend, valuation allowances for deferred tax assets, the fair value of warrants issued with debt and for services, and the fair value of shares and stock options issued for services and in settlements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. On September 30, 2022 and December 31, 2021, the Company had cash in excess of FDIC limits of approximately $11,750,000, and approximately $9,100,000, respectively.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets - current of $581,373 and $145,324 on September 30, 2022 and December 31, 2021, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses and other current assets – non-current of $72,285 and $26,659 on September 30, 2022 and December 31, 2021, respectively, consist primarily of costs paid for license fees and future services which will occur after a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, business advisory, legal services, license fees, research and development fees, and insurance which are being amortized over the terms of their respective agreements.

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
SEPTEMBER 30, 2022
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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of September 30, 2022 and December 31, 2021 that would require either recognition or disclosure in the accompanying condensed consolidated financial statements.

The Company did not recognize income tax expense for the nine months ended September 30, 2022.

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the three months ended September 30, 2022 and 2021, research and development costs were $375,795 and $70,514, respectively. During the nine months ended September 30, 2022 and 2021, research and development costs were $651,750 and $217,962, respectively.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. As of September 30, 2022, the Company has no leases. The Company will analyze any lease to determine if it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASU 2016-02. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

The following are the potentially dilutive shares for the nine months ended September 30, 2022 and 2021:

	September 30,
	2022	2021
Series C convertible preferred stock	—	15,133
Stock options	28,849	6,000
Warrants	404,580	347,080
	433,429	368,080

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations.

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Numerator:
Net (loss) income	$(983,246)	$6,385,119	$(2,245,720)	$3,588,430

Denominator:
Weighted-average shares of common stock	2,000,700	1,972,739	1,987,170	1,871,898
Dilutive effect of convertible instruments	-	21,130	-	21,130
Diluted weighted-average of common stock	2,000,700	1,993,869	1,987,170	1,893,028

Net (loss) income per common share:
Basic	$(0.49)	$3.20	$(1.13)	$1.80
Diluted	$(0.49)	$3.16	$(1.13)	$1.78

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted this ASU in the first quarter of 2022 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2020-06 during the three months ended March 31, 2022 and the adoption did not have material impact on its condensed consolidated financial statements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

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

Equity Investments at Fair Value

The Company accounted for certain equity investments at fair value using level 1, level 2 and level 3 valuations. Assets and liabilities measured at fair value on a recurring basis are as follows on September 30, 2022 and December 31, 2021:

	On September 30, 2022			On December 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Equity investments consisting of common stock, at fair value	$77,939	$—	$—	$419,995	—	$—

The following table summarizes activity in the Company’s equity investments, at fair value for the periods presented:

	September 30, 2022	December 31, 2021
Balance, beginning	$419,995	$—
Additions	85,733	531,250
Sales at original cost	(171,407)	(359,843)
Unrealized (loss) gain	(256,382)	248,588
Balance as of September 30, 2022	$77,939	$419,995

During the nine months ended September 30, 2022, the Company received 77,939 shares of Home Bistro, Inc. common stock with grant date fair value of $85,733 or $1.10 per share, in exchange for entering into a lock up and leak out agreement which was recorded as other income from equity shares earned for services in the accompanying condensed consolidated statement of operations. The Company measures equity securities received for services at fair value on the date of receipt.

During the nine months ended September 30, 2022, the Company sold its equity investments in Aikido Pharma, Inc. with cost of $171,407 for gross proceeds of $66,707 and the Company recorded a net realized loss on equity investments amounting to $104,700 as reflected in the accompanying condensed consolidated statement of operations.

On December 31, 2021, equity investments, at fair value consisted of common equity securities of two entities, Home Bistro, Inc. and Aikido Pharma, Inc. and at September 30, 2022, the investment consisted of only Home Bistro, Inc. (see Note 8).

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Equity Investments at Cost

On September 30, 2022 and December 31, 2021, the Company did not have non-marketable capital stock and stock warrants recorded at cost.

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

The following table set forth the selected financial data of the Company’s gain from sale of the NFID business on September 30, 2021:

September 30, 2021
Assets:
Current assets:
Inventory, net	$58,447
Total assets	$58,447

Liabilities:
Current liabilities:
Total liabilities	$—
Net asset of NFID business disposed	$58,447
Consideration in the form of a note receivable	60,000
Gain from sale of NFID business	$1,553

The summarized operating result of discontinued operations of the NFID Business included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021 is as follows:

	For the Nine Months Ended
	September 30,
	2022	2021
Product sales, net	$—	$119,541
Cost of sales	1,079	98,998
Gross profit (loss)	(1,079)	20,543
Total operating and other non-operating expenses	(84)	(249,565)
Gain from sale of NFID business		1,553
Loss from discontinued operations	$(1,163)	$(227,469)

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

NOTE 5 – NOTES RECEIVABLE

As of September 30, 2022 and December 31, 2021, notes receivable, net, consisted of the following:

	September 30, 2022	December 31, 2021
Principal amounts of notes receivable	$115,500	$220,000
Additional notes receivable	-	60,000
Collections on notes receivables	(20,000)	(164,500)
Less: allowance for doubtful accounts	(35,500)	(55,500)
Total Notes receivable, net	60,000	60,000
Less: notes receivable, net – current portion	—	—
Notes receivable – non-current	$60,000	$60,000

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

During the year ended December 31, 2021, the Company recovered an aggregate of $7,500 of bad debt previously written off during the periods between 2018 to 2020, recorded as bad debt recovery in the accompanying unaudited condensed consolidated statement of operations.

On June 7, 2021, the Company and the investor, entered into a settlement agreement whereby both parties agreed to settle the remaining balance of this note receivable which was previously written off in year 2020 for a total settlement amount of $196,000 to be paid as follows; (i) an initial payment of $46,000 upon execution of the settlement agreement and (ii) $10,000 per month for fifteen months. During the year ended December 31, 2021, the Company received $23,500 of payments and recovered $141,000 of the $196,500 of bad debt allowance. During the nine months ended September 30, 2022, $20,000 was collected under this settlement agreement and $35,500 remains collectible under this settlement agreement and such amount has been fully reserved as of September 30, 2022.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

On September 30, 2021, the Company executed a note receivable agreement with NFID, LLC in connection with an Asset Purchase Agreement (see Note 4). The promissory note bears 8% interest per annum and matures on October 1, 2023. The outstanding principal and accrued interest shall be due and payable on maturity. As of December 31, 2021, this note receivable had outstanding principal receivable of $60,000 and accrued interest receivable of $1,210 for a total receivable balance of $61,210. As of September 30, 2022, this note receivable had outstanding principal receivable of $60,000 and accrued interest receivable of $4,800 for a total receivable balance of $64,800 which is reflected in the accompanying unaudited condensed consolidated balance sheet as note receivable – non-current.

NOTE 6 – STOCKHOLDERS’ EQUITY

Shares Authorized

The Company has 505,000,000 shares authorized which consist of 500,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Preferred Stock

In April 2013, the Company designated 1,000,000 shares of preferred stock as Series A Convertible Preferred Stock and in November 2019, the Company designated 2,000 shares of preferred stock as Series B Convertible Preferred Stock. As of September 30, 2022 and December 31, 2021, there were no shares of the Series A and Series B preferred stock issued and outstanding.

Series C Convertible Preferred Stock

On February 9, 2021, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Certificate of Designations”) with the Delaware Secretary of State, designating 4,280 shares of preferred stock as Series C Convertible preferred stock.

●	Designation. The Company has designated 4,280 shares of preferred stock as Series C Convertible preferred stock. Each share of Series C Convertible Preferred Stock has a par value of $0.0001 per share and a stated value of $1,000 (the “Series C Stated Value”).

●	Dividends. Holders of Series C Convertible preferred stock shall be entitled to receive dividends (on an as-if-converted-to-common-stock basis) in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of the Series C Convertible preferred stock.

●	Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series C Convertible preferred stock shall be entitled to receive the same amount that a holder of common stock would receive if the Series C Convertible preferred stock were fully converted (disregarding any conversion limitations) which amounts shall be paid pari passu with all holders of common stock.

●	Voting Rights. Except as otherwise provided in the Certificate of Designations or as otherwise required by law, the Series C Convertible preferred stock shall have no voting rights. However, as long as any shares of Series C Convertible preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series C Convertible preferred stock, (a) alter or change adversely the powers, preferences or rights given to the Series C Convertible preferred stock or alter or amend the Certificate of Designations, (b) amend its Certificate of Incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Series C Convertible preferred stock, (c) increase the number of authorized shares of Series C Convertible preferred stock, or (d) enter into any agreement with respect to any of the foregoing.

●	Conversion. Each share of Series C Convertible preferred stock is convertible, at any time and from time to time after the issuance date, at the option of the holder, into such number of shares of common stock determined by dividing the Series C Stated Value by the Series C Conversion Price. “Series C Conversion Price” means $15.00, subject to adjustment in the event of stock split, stock dividends, subsequent right offerings and similar recapitalization transactions.

●	Forced Conversion. Notwithstanding anything herein to the contrary, after the date that the Company’s stockholder approval is obtained and deemed effective, the Company may deliver a written notice to all holders (the “Forced Conversion Notice Date”) to cause each holder to convert all or part of such holder’s Series C Convertible preferred stock pursuant to Section 6 (“Forced Conversion”), it being agreed that the “Conversion Date” shall be deemed to occur no later than the earlier of (i) two (2) trading days and (ii) the number of trading days comprising the standard settlement period following the Forced Conversion Notice Date; provided, however, a holder shall only be required to convert pursuant to a Forced Conversion to the extent that such conversion would not cause a holder to exceed its beneficial ownership limitation. On March 10, 2021, the Company obtained the stockholders’ approval forcing the conversion of all the Series C Convertible preferred stock. On April 12, 2021, the Company notified holders of its Series C Convertible preferred stock of its election to force the conversion to its Series C Convertible preferred stock into shares of the Company’s common stock (see below for additional conversions in 2022).

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

Series C Convertible Preferred Stock Financing

On February 9, 2021 (the “Effectiveness Date”), the Company entered into securities purchase agreements (collectively, the “Series C Purchase Agreements”) with certain institutional and accredited investors for the sale of an aggregate of 4,276 shares of the Company’s Series C Convertible Preferred Stock and warrants (the “February Warrants”) to purchase up to 285,066 shares (the “February Warrant Shares”) of the Company’s common stock for gross proceeds of approximately $4,276,000, before deducting placement agent and other offering expenses of $481,898 which are offset against the proceeds in additional paid in capital. The offering closed on February 12, 2021. Accordingly, the Company recognized a total deemed dividend of $1,403,997 for the beneficial conversion feature in connection with the issuance of these Series C Convertible preferred stock.

The February Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $15.00 per share. If, after a period of 180 days after the date of issuance of the February Warrants, a registration statement covering the resale of the February Warrant Shares is not effective, the holders may exercise the February Warrants by means of a cashless exercise.

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

In addition, pursuant to the terms of the offering, the Company issued Bradley Woods & Co, Ltd. and Katalyst Securities LLC warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 57,013 shares of common stock, or 10% of the shares of common stock issuable upon conversion of the Series C Preferred Stock and February Warrant Shares sold in the offering. The Placement Agent Warrants are exercisable for a period of five years from the closing date of the offering at an exercise price of $17.50 per share, subject to adjustment. The Placement Agent Warrants were valued at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.50%, expected dividend yield of 0%, expected term of 5 years using the simplified method and expected volatility of 169% based on comparable and calculated volatility. The aggregate grant date fair value of these Placement Agent Warrants amounted to approximately $1,106,000 and was recorded against the proceeds with no net effect on the consolidated financials.

The net proceeds of the offering are expected to be used for working capital purposes and to further execute on the Company’s existing business.

Sale of common stock

On September 26, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Laidlaw & Company (UK) Ltd., as representative of the several underwriters identified therein (the “Underwriters”), relating to the public offering (the “Offering”) of 1,000,000 shares of the Company’s common stock (the “Firm Shares”), at public offering price of $5.00 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days following the closing of the Offering, to purchase up to an additional 150,000 shares of common stock at the public offering price to cover over-allotments, if any. On September 28, 2022, the Underwriters fully exercised their over-allotment option and purchased an additional 150,000 shares (the “Option Shares,” together with the Firm Shares, the “Shares”). On September 29, 2022 the Company closed the Offering and issued the Shares for aggregate net proceeds of $4,940,948, after deducting underwriting discounts and commissions and offering expenses. The Company intends to use the net proceeds from the offering for research and development activities, sales and marketing, general working capital purposes, potential acquisitions of other companies, products or technologies, and to repay certain indebtedness. Concurrently with the closing of the Offering, the Company also issued warrants to purchase an aggregate of up to 57,500 shares of its common stock to the representative of the Underwriters or its designees, at an exercise price of $6.25 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable beginning on March 25, 2023, and expire on September 26, 2027, pursuant to the terms and conditions of the Representative’s Warrants.

Conversion of Series C Convertible Preferred Stock into Common Stock

On March 31, 2022, the Company notified holders of its Series C Convertible preferred stock of its election to force the conversion to its Series C Convertible preferred stock into shares of the Company’s common stock pursuant to the Certificate of Designations unless such conversion would cause the holder to exceed its beneficial ownership limitation pursuant to the Certificate of Designations. On March 31, 2022, the Company converted 227 Series C Convertible preferred stock into 15,167 shares of common stock. As of September 30, 2022, there were no shares of Series C Convertible preferred stock issued and outstanding.

Stock Options

On January 18, 2021, the Company’s board of directors (“Board”) approved the Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) to incentivize employees, officers, directors and consultants of the Company and its affiliates. 170,000 shares of common stock are reserved and available for issuance under the 2020 Plan, provided that certain exempt awards (as defined in the 2020 Plan), shall not count against such share limit. The 2020 Plan provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of cash, stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation units and other stock or cash-based awards. The 2020 Plan shall terminate on the tenth anniversary of the date of adoption by the Board. Subject to certain restrictions, the Board may amend or terminate the Plan at any time and for any reason. An amendment of the 2020 Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, rules or regulations. On March 10, 2021, the 2020 Plan was approved by the stockholders.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

On December 29, 2021, the Board granted an aggregate of 6,849 incentive stock options under the 2020 Plan, to two non-employee board members, exercisable at $7.30 per share which expire on December 26, 2026 and vest on the first anniversary date of the grant date. These options were valued at $30,224 on the grant date using a Binomial Lattice option pricing model with the following assumptions: risk-free interest rate of 0.75%, expected dividend yield of 0%, expected term of 2 years using the simplified method and expected volatility of 115% based on historical volatility. The Company recorded the fair value of the unvested stock options, in the amount of $30,224, as deferred compensation which is being amortized over the vesting period. During the nine months ended September 30, 2022, the Company amortized $22,668 of the deferred compensation which was recorded as compensation expenses in the accompanying condensed consolidated statement of operations. As of September 30, 2022, the deferred compensation related to this issuance had a balance of $7,556.

On January 27, 2022, pursuant to an Employment Agreement (see Note 8), an aggregate of 16,000 incentive stock options were issued under the 2020 Plan, to Dr. Kou, exercisable at $10.00 per share and expires on January 31, 2032. The stock options vest as follows: (i) 6,000 stock options upon issuance; (ii) 5,000 vests on October 31, 2022 and; (iii) 5,000 vests on October 31, 2023. The 16,000 stock options had a fair value of $94,915 which were valued at the grant date using a Binomial Lattice option pricing model with the following assumptions: risk-free interest rate of 1.18%, expected dividend yield of 0%, expected term of 2 years using the simplified method and expected volatility of 117% based on historical volatility. The Company recorded the fair value of the stock options, in the amount of $94,915, as deferred compensation which is being amortized over the vesting period. During the nine months ended September 30, 2022, the Company amortized $73,257 of the deferred compensation which was recorded as compensation expenses in the accompanying condensed consolidated statement of operations. As of September 30, 2022, the deferred compensation related to his employment agreement had a balance of $21,658.

Stock option activities for the nine months ended September 30, 2022 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2021	6,000	$0.005	1.8	$—
Granted as incentives	6,849	$7.30	4.2	$—
Granted pursuant to employment agreement (see Note 8)	16,000	$10.00	9.3	$—
Forfeited	—	—	—	—
Balance Outstanding, September 30, 2022	28,849	$7.28	6.6	$—
Exercisable, September 30, 2022	12,000	$5.00	5.6	$32,250

Stock Warrants

On January 18, 2021, the Company granted warrants to purchase up to 5,000 shares of the Company’s common stock in exchange for legal services rendered. The warrants have a term of five years from the date of grant and are exercisable at an exercise price of $10.00 per share. The warrants were valued on the grant date at approximately $16.50 per warrant for a total of $83,728 using a Black-Scholes option pricing model with the following assumptions: stock price of $17.50 per share (based on the quoted trading price on the date of grant), volatility of 169%, expected term of five year, and a risk-free interest rate of 0.46%. During the year ended December 31, 2021, the Company recorded stock-based compensation of $83,728.

On February 9, 2021, the Company entered into pursuant to securities purchase agreements with certain investors pursuant to which it sold warrants to purchase up to 285,067 shares of the Company’s common stock and 4,276 shares of the Company’s Series C Convertible preferred stock. The February Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $15.00 per share, subject to adjustment. If, after a period of 180 days after the date of issuance of the February Warrants, a registration statement covering the resale of the February Warrant Shares is not effective, the holders may exercise the February Warrants by means of a cashless exercise. In addition, pursuant to the terms of the offering, the Company issued the Placement Agent Warrants to purchase up to an aggregate of 57,013 shares of common stock to its placement agents, or 10% of the shares of common stock issuable upon conversion of the Series C preferred stock and February Warrant Shares sold in the offering. The Placement Agent Warrants are exercisable for a period of five years from the closing date of the offering at an exercise price of $17.50 per share, subject to adjustment (see Series C Convertible Preferred Stock Financing above). Such warrants issued to various investors and to the placement agents were recorded as additional paid in capital with an offsetting debit applied against additional paid in capital, thus these warrants have no further accounting effect within the equity section.

On September 26, 2022, concurrently with the closing of the Offering as discussed above, the Company also issued warrants to purchase an aggregate of up to 57,500 shares of its common stock to the representative of the Underwriters or its designees, at an exercise price of $6.25 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable beginning on March 25, 2023, and expire on September 26, 2027, pursuant to the terms and conditions of the Representative’s Warrants.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Warrant activities for the nine months ended September 30, 2022 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2021	347,080	$15.50	4.1	$—
Granted	57,500	6.25	5.0	—
Balance Outstanding, September 30, 2022	404,580	$14.05	3.6	$—
Exercisable, September 30, 2022	404,580	$14.05	3.6	$—

NOTE 7 – CONCENTRATIONS

Customer Concentration

For the nine months ended September 30, 2022 and 2021, no customer accounted for over 10% of total revenues from apparel sales included in discontinued operations.

For the nine months ended September 30, 2022 and 2021, one licensee accounted for 100% total revenues from customer license fee.

Vendor Concentrations

For the nine months ended September 30, 2022 and 2021, one licensor accounted for 100% of the Company’s vendor license agreements (see below) related to the Company’s biopharmaceutical operation.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Eric Weisblum

On April 17, 2020, the Company entered into an employment agreement (“Employment Agreement”) with Eric Weisblum to serve as Chief Executive Officer and Chief Financial Officer of the Company. The term of the Employment Agreement will continue for a period of one year from the date of execution date thereof and automatically renews for successive one-year periods at the end of each term until either party delivers written notice of their intent not to renew at least six months prior to the expiration of the then effective term. The Employment Agreement provided for a base salary of $120,000 and 152,619 of vested shares of the Company’s common stock in April 2020. In addition, Mr. Weisblum shall be eligible to earn a bonus, subject to the sole discretion of the Company’s Board of Directors (“Board”). The Employment Agreement may be terminated by either the Company or Mr. Weisblum at any time and for any reason upon 60 days prior written notice. Upon termination of the Employment Agreement, Mr. Weisblum shall be entitled to (i) any equity award that has vested prior to the termination date, (ii) reimbursement of expenses incurred on or prior to such termination date and (iii) such employee benefits to which he may be entitled as of the termination date (collectively, the “Accrued Amounts”). Mr. Weisblum employment may also be terminated by the Company at any time, with cause, death or disability (as defined in the Employment Agreement). Upon the termination of the Employment Agreement for death or disability, Mr. Weisblum shall be entitled to receive the Accrued Amounts. The Employment Agreement also contains covenants prohibiting Mr. Weisblum from disclosing confidential information with respect to the Company. On January 18, 2021, the Company and Mr. Weisblum entered into the first amendment (the “Amendment”) to the Employment Agreement, effective as of January 1, 2021. Pursuant to the Amendment Mr. Weisblum’s base salary was increased from $120,000 per year to $180,000 per year and all the terms and provisions of the Employment Agreement shall remain in full force and effect. On October 12, 2022, the Company entered into a new employment agreement with Mr. Weisblum (See Note 9 – Subsequent Events).

Daniel Ryweck

On September 27, 2022, the Board appointed Daniel Ryweck as Chief Financial Officer of the Company On September 28, 2022, the Company entered into an employment agreement (the “Ryweck Employment Agreement”) with Mr. Ryweck. Pursuant to the terms of the Ryweck Employment Agreement, Mr. Ryweck will (i) receive a base salary at an annual rate of $42,000 (the “Base Compensation”) payable in equal monthly installments, and (ii) be eligible to receive an annual discretionary bonus. The term of Mr. Ryweck’s engagement under the Ryweck Employment Agreement commenced on September 28, 2022 and continues until September 28, 2023, unless earlier terminated in accordance with the terms of the Ryweck Employment Agreement. The term of Mr. Ryweck’s Employment Agreement is automatically renewed for successive one-year periods until terminated by Mr. Ryweck or the Company. On October 12, 2022, the Company amended the Ryweck Employment Agreement (See Note 9 – Subsequent Events).

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Dr. James Kuo

On January 27, 2022, the Company and Dr. James Kuo entered into an employment agreement (“Kuo Employment Agreement”) for Dr. Kuo to serve as the Vice President of Research & Development. The Kuo Employment Agreement shall be effective as of the date of the agreement and shall automatically renew for a period of one year at every anniversary of the effective date, with the same terms and conditions, unless either party provides written notice of its intention not to extend the term of the Kuo Employment Agreement at least thirty days prior to the applicable renewal date. Dr. Kuo shall be paid an annual base salary of $30,000. For each twelve-month period of his employment, Dr. Kuo shall be entitled to a bonus whereby amount and terms shall be in the sole and absolute discretion of the Board of Directors (“Board”) and shall be payable at the Company’s sole option in stock or in cash. In addition, an aggregate of 16,000 incentive stock options were granted under the 2020 Plan to Dr. Kou, exercisable at $10.00 per share and expires on January 31, 2032. The stock options vest as follows: (i) 6,000 stock options upon issuance; (ii) 5,000 vests on October 31, 2022 and; (iii) 5,000 vests on October 31, 2023. The 16,000 stock options had a fair value of $94,915 which valued at grant date using Binomial Lattice option pricing model with the following assumptions: risk-free interest rate of 1.18%, expected dividend yield of 0%, expected term of 2 years using the simplified method and expected volatility of 117% based on calculated volatility. The Company recorded the fair value of the stock options, in the amount of $95,915, as deferred compensation which is being amortized over the vesting period. During the nine months ended September 30, 2022, the Company amortized $73,257 of the deferred compensation which was recorded as compensation expenses in the accompanying condensed consolidated statement of operations. As of September 30, 2022, the deferred compensation had a balance of $21,658 (see Note 6).

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
SEPTEMBER 30, 2022
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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments (see below for payment terms), (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. The Company shall pay to UMB a license fee of $75,000, payable as follows: (a) $25,000 shall be due within 30 days following the effective date; and (b) $50,000 on or before the first anniversary of the effective date, which was paid in February 2022. The license fee is non-refundable and is not creditable against any other fee, royalty or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The Company paid $25,000 license fee on February 17, 2021 and $50,000 in February 2022 which was recorded as prepaid expense and is being amortized over the 15-year term. The Company recognized amortization expense of $4,375 in 2021. During the nine months ended September 30, 2022, the Company recognized amortization expense of $3,750. On December 31, 2021, prepaid expense and other current assets – current amounted $5,000 and prepaid expense – non-current amounts $15,625. On September 30, 2022, prepaid expense and other current assets – current amounted $5,000 and prepaid expense – non-current amounts $61,875 as reflected in the accompanying condensed consolidated balance sheets.

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

(ii)	5% on sales of licensed products during the applicable calendar year for sales greater than $50,000,000; and

(iii)	minimum annual royalty payments, as follows:

Years	Minimum Annual Royalty
Prior to First Commercial Sale	$	N/A
Year of First Commercial Sale	$	N/A
First calendar year following the First Commercial Sale		$25,000
Second calendar year following the First Commercial Sale		$25,000
Third calendar year following the First Commercial Sale		$100,000

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below - Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. The Company recognized amortization expense of $628 in 2021. During the nine months ended September 30, 2022, the Company recognized amortization expense of $629. On December 31, 2021, prepaid expense and other current assets – current amounted $838 and prepaid expenses – non-current amounts $11,034. On September 30, 2022, prepaid expense and other current assets – current amounted $833 and prepaid expenses – non-current amounts $10,410 as reflected in the accompanying condensed consolidated balance sheets.

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
SEPTEMBER 30, 2022
(UNAUDITED)

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

Prior to the April 12, 2021, issuance of the common stock in lieu of the Series M Convertible Preferred Stock as discussed above, the Company valued the 500 Series M Convertible Preferred stock which was equivalent into Aikido’s 625,000 shares of common stock at a fair value of $0.85 per common share or $531,250 based quoted trading price of Aikido’s common stock on the date of grant. The Company recorded an equity investment of $531,250 (see Note 3) and deferred revenue of $531,250 to be recognized as revenues over the term of the license. Accordingly, the Company recorded a total deferred revenue of $1,031,250 ($500,000 cash received and $531,250 value of equity securities received) to be recognized as revenues over the 15-year term. The Company recognized revenue of $68,750 in 2021. During the nine months ended September 30, 2022, the Company recognized revenue of $51,562. On December 31, 2021, deferred revenue – current portion amounted $68,750 and deferred revenue – long-term portion amounted $893,750. On September 30, 2022, deferred revenue – current portion amounted $68,750 and deferred revenue – long-term portion amounted $842,187 as reflected in the accompanying condensed consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

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

Pursuant to the Sublicense Agreement, Aikido agreed to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. The Company recognized revenue of $2,514 in 2021. During the nine months ended September 30, 2022, the Company recognized revenue of $2,514. On December 31, 2021, deferred revenue – current portion amounted $3,352 and deferred revenue – long-term portion amounted $44,134. On September 30, 2022, deferred revenue – current portion amounted $3,352 and deferred revenue – long-term portion amounted $41,620 as reflected in the accompanying condensed consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Sponsored Study and Research Agreements between the Company and Vendors

Investigator-Sponsored Study Agreement with University of Maryland, Baltimore

On January 5, 2021, the Company entered into an investigator-sponsored study agreement (“Sponsored Study Agreement”) with the University of Maryland, Baltimore. The research project is a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of multiple sclerosis (“MS”). More specifically, the study is designed to evaluate (1) whether MS-1-displaying liposomes can effectively deliver dexamethasone to the CNS and (2) whether MS-1-displaying liposomes are superior to plain liposomes, also known as free drug, in inhibiting the relapses and progression of experimental autoimmune encephalomyelitis. Pursuant to the Sponsored Study Agreement, the research shall commence on March 1, 2021 and will continue until substantial completion, subject to renewal upon mutual written consent of the parties. The total cost under the Sponsored Study Agreement shall not exceed $81,474 which is payable in two equal installments of $40,737 upon execution of the Sponsored Study Agreement and $40,737 upon completion of the project with an estimated project timeline of nine months. The Company paid $40,737 on January 13, 2021 which was recorded in prepaid expense to be amortized over the nine-month period. Currently, the project has not been completed due to the delays cause by the Covid-19 pandemic. During the year ended December 31, 2021, the Company fully amortized the prepaid expense of $40,737. This project was postponed until further notice and the second payment is not due.

Sponsored Research Agreement with The Regents of the University of California

On June 1, 2021 (the “Effective Date”), the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. Pursuant to the Agreement, the Company shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the Effective Date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. The Company paid the first payment of $40,000 pursuant to the payment schedule on the Sponsored Research Agreement on June 15, 2021, the second payment of $40,000 on September 9, 2021 and $20,570 on November 18, 2021, the third payment of $60,570 on March 1, 2022 and a fourth payment of $60,570 in August 2022, which were recorded to prepaid expense and other current assets – current to be amortized over the two-year period. In 2021, the Company amortized $92,855 of the prepaid expense. During the nine months ended September 30, 2022, the Company amortized $128,855 of the prepaid expense leaving a prepaid asset of $0 on September 30, 2022.

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

The Company paid the first payment of $92,095 on September 1, 2021, which was recorded to prepaid expense and other current assets – current and was amortized during the year ended December 31, 2021. On August 31, 2022, the Company paid the second payment of $92,095, which was recorded to prepaid expense and other current assets – current and was amortized into research and development expense during the nine months ended September 30, 2022.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

On June 7, 2022, the Company and UMB amended the July 2021 Sponsored Research Agreement whereby both parties agreed to make changes to the original project work and budget. The amendment had no effect on the consolidated financial statements.

Sponsored Research Agreement with Columbia University

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University pursuant to which the Company has been granted an option to license certain assets currently under development, including Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the dated of the exercise of the option. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to post-traumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. The Company paid the first payment of $430,825 in November 2021 and the second payment of $430,825 in July 2022, which were recorded to prepaid expense and other current assets – current to be amortized over the estimated project timeline of twelve months. On October 13, 2022, the Company entered into an amendment to the Columbia Agreement (the “Columbia Amendment”), pursuant to which the parties agreed to extend the payment schedule, whereby the third payment of $430,825 is due in March 2023 and the remaining payment of $143,607 is due upon completion.

In 2021, the Company amortized $359,021 of the prepaid expense. During the nine months ended September 30, 2022, the Company amortized the prepaid expense of $215,412. As of September 30, 2022 and December 31, 2021, prepaid expense related to this sponsored research agreement were $287,217 and $71,804, respectively.

On September 30, 2022, future amounts due under sponsored study and research agreements between the Company and vendors is as follows:

Year ended September 30,	Amount
2023	$828,404
Total	$828,404

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

Pursuant to the terms of the JV Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the JV Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of September 30, 2022 and as of the current date of this report, the joint venture entity has not been formed yet.

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Amended Service Agreement

On September 10, 2021 (“Effective Date”), the Company entered into an Amendment Agreement (“Amended Service Agreement”) to a certain service agreement dated on September 8, 2020 with the University of Texas (“University”) at Austin whereby the University will provide advisory service and assist the Company on identifying license and sponsored research opportunities for the Company. The Company shall pay the University $5,000 per quarter starting on the Effective Date. Any cost incurred will be reimbursed only after prior written consent by the Company. The term of the Amended Service Agreement is for 36 months unless earlier terminated by either party upon giving a written notice as defined in the agreement. In 2021, the Company paid $5,000 related to this agreement. During the nine months ended September 30, 2022, the Company paid $15,000 related to this agreement.

NOTE 9 – SUBSEQUENT EVENTS

On October 12, 2022, the Company entered into an employment agreement with Eric Weisblum (the “2022 Weisblum Employment Agreement”) pursuant to which Mr. Weisblum’s (i) base salary will be $350,000 per year, (ii) Mr. Weisblum will be paid a one-time signing bonus of $100,000, and (iii) Mr. Weisblum shall be entitled to receive an annual bonus of up to $350,000, subject to the sole discretion of the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), and upon the achievement of additional criteria established by the Compensation Committee from time to time (the “Annual Bonus”). In addition, pursuant to the 2022 Weisblum Employment Agreement, upon termination of Mr. Weisblum’s employment for death or Total Disability (as defined in the 2022 Weisblum Employment Agreement), in addition to any accrued but unpaid compensation and vacation pay through the date of his termination and any other benefits accrued to him under any Benefit Plans (as defined in the 2022 Weisblum Employment Agreement) outstanding at such time and the reimbursement of documented, unreimbursed expenses incurred prior to such termination date (collectively, the “Weisblum Payments”), Mr. Weisblum shall also be entitled to the following severance benefits: (i) 24 months of his then base salary; (ii) if Mr. Weisblum elects continuation coverage for group health coverage pursuant to COBRA Rights (as defined in the 2022 Weisblum Employment Agreement), then for a period of 24 months following Mr. Weisblum’s termination he will be obligated to pay only the portion of the full COBRA Rights cost of the coverage equal to an active employee’s share of premiums (if any) for coverage for the respective plan year; and (iii) payment on a pro-rated basis of any Annual Bonus or other payments earned in connection with any bonus plan to which Mr. Weisblum was a participant as of the date of his termination (together with the Weisblum Payments, the “Weisblum Severance”). Furthermore, pursuant to the 2022 Weisblum Employment Agreement, upon Mr. Weisblum’s termination (i) at his option (A) upon 90 days prior written notice to the Company or (B) for Good Reason (as defined in the 2022 Weisblum Employment Agreement), (ii) termination by the Company without Cause (as defined in the 2022 Weisblum Employment Agreement) or (iii) termination of Mr. Weisblum’s employment within 40 days of the consummation of a Change in Control Transaction (as defined in the Weisblum Employment Agreement), Mr. Weisblum shall receive the Weisblum Severance; provided, however, Mr. Weisblum shall be entitled to a pro-rated Annual Bonus of at least $200,000. In addition, any equity grants issued to Mr. Weisblum shall immediately vest upon termination of Mr. Weisblum’s employment by him for Good Reason or by the Company at its option upon 90 days prior written notice to Mr. Weisblum, without Cause.

On October 12, 2022, the Company entered into an amendment to the Ryweck Employment Agreement by and between the Company and Daniel Ryweck dated September 27, 2022, pursuant to which Mr. Ryweck’s base salary was increased to $60,000 per year.

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

License Agreements between the Company and a Vendor

Vendor License Agreement with the University of Baltimore, Maryland for CNS Homing Peptide

On February 12, 2021, we entered into a Master License Agreement (the “UMB License Agreement”) with the University of Maryland, Baltimore (“UMB”) pursuant to which UMB granted us an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property (i) to make, have made, use, sell, offer to sell, and import certain licensed products and (ii) to use the invention titled, “Central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology” (the “Invention”) and UMB’s confidential information to develop and perform certain licensed processes for the therapeutic treatment of neuroinflammatory disease. The term of the License Agreement shall commence on the UMB Effective Date and shall continue until the latest of (i) ten years from the date of First Commercial Sale (as defined in the Sublicense Agreement) of the Licensed Product in such country and (ii) the date of expiration of the last to expire claim of the Patent Rights (as defined in the UMB License Agreement) covering such Licensed Product in such country, or (iii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity, if applicable, unless terminated earlier pursuant to the terms of the agreement. Pursuant to the UMB License Agreement, we agreed to pay UMB (i) a license fee of $75,000 (of which $25,000 was paid in 2021 and $50,000 was paid in 2022), (ii) certain event-based milestone payments, (iii) royalty payments, depending on net revenues, (iv) minimum royalty payments, and (v) a tiered percentage of sublicense income. The UMB License Agreement will remain in effect until the later of: (a) the last patent covered under the UMB License Agreement expires, (b) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity, if applicable, or (c) ten years after the first commercial sale of a licensed product in that country, unless earlier terminated in accordance with the provisions of the UMB License Agreement. The term of the UMB License Agreement shall expire 15 years after the effective date in which (a) there were never any patent rights, (b) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity, or other legally enforceable market exclusivity or (c) there was never a first commercial sale of a licensed product.

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

Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University (“Columbia”) pursuant to which Columbia shall conduct two different studies related to all uses of Ketamine or its metabolites in combination with Prucalopride, one of which is related to Alzheimer’s and the other of which is related to Depression, PTSD and Stress Projects. In addition, Company has been granted an option to license certain assets currently under development, including Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the dated of the exercise of the option. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to posttraumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. The Company paid the first payment of $430,825 in November 2021 and the second payment of $430,825 in July 2022 which were recorded to prepaid expense and other current assets – current to be amortized over the estimated project timeline of twelve months. On October 13, 2022, the Company entered into an amendment to the Columbia Agreement (the “Columbia Amendment”), pursuant to which the parties agreed to extend the payment schedule, whereby the third payment of $430,825 is due in March 2023 and the remaining payment of $143,607 is due upon completion.

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

The Company paid the first payment of $92,095 on September 1, 2021, which was recorded to prepaid expense and other current assets – current and was amortized during the year ended December 31, 2021. On August 31, 2022, the Company paid the second payment of $92,095 and the second payment was made on August 31, 2022, which was recorded to prepaid expense and other current assets – current and was amortized into research and development expense during the nine months ended September 30, 2022.

On June 7, 2022, the Company and UMB amended the July 2021 Sponsored Research Agreement whereby both parties agreed to make changes to the original project work and budget.

Sponsored Research Agreement with The Regents of the University of California for the Effect of Psilocybin on Inflammation in the Blood

On June 1, 2021, the Company entered into a sponsored research agreement (“Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. The purpose of this is to show what effect psilocybin has on inflammation in the blood. The Company believe that this study will help support the UMB homing peptide study. Pursuant to the Agreement, we shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the effective date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. The Company paid the first payment of $40,000 pursuant to the payment schedule on the Sponsored Research Agreement on June 15, 2021, the second payment of $40,000 on September 9, 2021 and $20,570 on November 18, 2021, the third payment of $60,570 on March 1, 2022 and a fourth payment of $60,570 in August 2022, which were recorded to prepaid expense and other current assets – current to be amortized over the two-year period. In 2021, the Company amortized $92,855 of the prepaid expense. During the nine months ended September 30, 2022, the Company amortized $128,855 of the prepaid expense leaving a prepaid asset of $0 on September 30, 2022.

Investigator-Sponsored Study Agreement with UMB for CNS Homing Peptide

On January 5, 2021, we entered into an investigator-sponsored study agreement with UMB. The research project is a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of Multiple Sclerosis (“MS”). More specifically, the study is designed to evaluate (1) whether MS-1-displaying liposomes can effectively deliver dexamethasone to the central nervous system and (2) whether MS-1-displaying liposomes are superior to plain liposomes, also known as free drug, in inhibiting the relapses and progression of Experimental Autoimmune Encephalomyelitis. Pursuant to the agreement, the research commenced on March 1, 2021 and will continue until substantial completion, subject to renewal upon mutual written consent of the parties. The total cost under the investigator-sponsored study agreement shall not exceed $81,474 which is payable in two equal installments of $40,737 upon execution of the Sponsored Study Agreement and $40,737 upon completion of the project with an estimated project timeline of nine months. The Company paid $40,737 on January 13, 2021. Currently, the project has not been completed due to the delays cause by the Covid-19 pandemic and has been put on hold until further notice.

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

Results of Operations

Comparison of Our Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes the results of operations for the three and nine months ended September 30, 2022 and 2021 based primarily on the comparative condensed consolidated financial statements, footnotes and related information for the periods identified, and should be read in conjunction with our condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Revenues	$18,025	$18,025	$54,076	$53,238
Cost of sales	1,459	1,459	4,378	3,544
Gross profit	16,566	16,566	49,698	49,694
Operating expenses	965,720	480,508	2,020,396	1,851,621
Operating loss from continuing operations	(949,154)	(463,942)	(1,970,698)	(1,801,927)
Other income (expense), net	(34,092)	6,995,513	(273,859)	7,040,956
Provision for income taxes		(19,133)		(19,133)
Loss from discontinued operations, net of tax	—	(87,319)	(1,163)	(227,469)
Net (loss) income	$(983,246)	$6,385,119	$(2,245,720)	$4,992,427

Revenues

During the three months ended September 30, 2022 and 2021, revenues consisted of revenues on licensing fees related to our biopharmaceutical operation of $18,025 and $18,025, respectively. During the nine months ended September 30, 2022 and 2021, revenues consisted of revenues on licensing fees related to our biopharmaceutical operation of $54,076 and $53,238, respectively. Such revenues are primarily related to the Aikido License and Sublicense Agreement.

Cost of Revenues

During the three months ended September 30, 2022 and 2021, cost of revenues on license fees related to our biopharmaceutical operation amounted to $1,459 and $1,459, respectively. During the nine months ended September 30, 2022 and 2021, cost of revenues on license fees related to our biopharmaceutical operation amounted to $4,378 and $3,544, respectively. The primary components of cost of revenues on license fees include the cost of the license fees primarily related to the UMB License and Sublicense Agreement.

Operating Expenses

During the three and nine months ended September 30, 2022 and 2021, total operating expenses consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Compensation expense	$96,529	$54,943	$323,922	$222,177
Professional fees	402,190	331,419	846,617	1,273,894
Research and development	375,795	70,514	651,750	217,962
Insurance expense	30,865	29,014	95,023	79,735
Bad debt recovery	—	(30,000)	(20,000)	(83,500)
Selling, general and administrative expenses	60,341	24,618	123,084	141,353
Total operating expenses	$965,720	$480,508	$2,020,396	$1,851,621

●	Compensation Expense:

During the three months ended September 30, 2022 and 2021, compensation expense was $96,529 and $54,943, respectively, an increase of $41,586, or 75.7%. This increase resulted from an increase in stock-based compensation of $21,680, an increase in BOD fees of $11,000, an increase payroll expense of $8,100 and an increase in other payroll related expenses of $806.

During the nine months ended September 30, 2022 and 2021, compensation expense was $323,922 and $222,177, respectively, an increase of $101,745, or 45.8%. This increase resulted from an increase in stock-based compensation of $95,925, an increase in BOD fees of $33,000, an increase payroll expense of $23,500 and an increase in other payroll related expenses of $10,820 offset by a decrease in bonus of $61,500.

●	Professional Fees:

During the three months ended September 30, 2022 and 2021, professional fees were $402,190 and $331,419, respectively, an increase of $70,771, or 21.3%. The increase was attributable to an increase in investor relations fees of $103,231 and an increase in accounting fees of $6,322, offset by a decrease in consulting fees of $31,058 and a decrease of legal fees of $7,724.

During the nine months ended September 30, 2022 and 2021, professional fees were $846,617 and $1,273,894, respectively, a decrease of $427,277, or 33.5%. The decrease was attributable to a decrease in stock-based consulting fees of $107,971 related to the issuance of shares to consultants, a decrease in consulting fees of $212,924, a decrease in investor relation fees of $1,266 and a decrease of legal fees of $112,643, offset by increase in accounting fees of $7,527.

●	Research and Development:

During the three months ended September 30, 2022 and 2021, research and development expense amounted to $375,795 and $70,514, respectively, an increase of $305,281, or 433.0%. The increase was primarily attributable to research and development costs in connection with the investigator-sponsored study agreement with University of Columbia, UCSF and UMB.

During the nine months ended September 30, 2022 and 2021, research and development expense amounted to $651,750 and $217,962, respectively, an increase of $433,788, or 199.0%. The increase was primarily attributable to research and development costs in connection with the investigator-sponsored study agreement with University of Columbia, UCSF and UMB.

●	Insurance Expense:

During the three months ended September 30, 2022 and 2021, insurance expense amounted to $30,865 and $29,014, respectively, an increase of $1,851 or 6.4%. This increase was a result of increase in the cost of renewal of D&O insurance policy.

During the nine months ended September 30, 2022 and 2021, insurance expense amounted to $95,023 and $79,735, respectively, an increase of $15,288, or 19.2%. This increase was a result of increase in the cost of renewal of D&O insurance policy.

●	Bad Debt Recovery:

During the three months ended September 30, 2022 and 2021, bad debt recovery amounted to $0 and $30,000, respectively, a decrease of $30,000 or 100%. We recorded bad debt recovery from the collection of a previously written off note receivable deemed uncollectible.

During the nine months ended September 30, 2022 and 2021, bad debt recovery amounted to $20,000 and $83,500, respectively, a decrease of $63,500, or 76.0%. We recorded bad debt recovery from the collection of a previously written off note receivable deemed uncollectible.

●	Selling, General and Administrative Expenses:

Selling, general and administrative expenses consist of advertising and promotion, patent related expenses, transfer agent fees, custodian fees, bank service charges, travel, and other fees and expenses.

During the three months ended September 30, 2022 and 2021, selling, general and administrative expenses were $60,341 and $24,618, respectively, an increase of $35,723, or 145.1%. The increase was primarily attributable to an increase in filing fees of $12,366, an increase in state annual fees paid of $20,269, and an increase in listing fees of $6,930, offset by a decrease in other administrative expenses of $3,842.

During the nine months ended September 30, 2022 and 2021, selling, general and administrative expenses amounted to $123,084 and $141,353, respectively, a decrease of $18,269, or 12.9%. The decrease was primarily attributable to a decrease in filing fees of $10,474, a decrease in patent expense of $19,794 and a decrease in proxy meeting expense of $19,863, offset by an increase in insurance expense of $15,288, and an increase in other administrative expenses of $16,574.

Operating Loss from Continuing Operations

During the three months ended September 30, 2022 and 2021, loss from continuing operations amounted to $949,154 and $463,942, respectively, an increase of $485,212, or 104.6%. The increase was primarily a result of the changes in operating expenses discussed above.

During the nine months ended September 30, 2022 and 2021, loss from continuing operations amounted to $1,970,698 and $1,801,927, respectively, an increase of $168,771, or 9.4%. The increase was primarily a result of the changes in operating expenses discussed above.

Other Income (Expenses), net

During the three months ended September 30, 2022 and 2021, other (expense), net amounted to $(34,092) and other income, net amounted to $6,955,513, respectively, a change in other (expense), net of $(6,989,605), or 100.5%. The increase in other income (expense), net was primarily due to an increase in net unrealized (loss) on equity investment of $(335,949), a decrease in net realized gain on equity investment of $(6,655,120) from the sale of equity investment, offset by an increase in net interest income of $1,464 resulting from the interest on note receivable.

During the nine months ended September 30, 2022 and 2021, other (expense), net amounted to $(273,859) and other income, net amounted to $7,040,956, respectively, a change in other (expense), net of $(7,314,815), or 103.9%. The increase in other income (expense), net was primarily due to an increase in net unrealized (loss) on equity investment of $(626,008), an decrease in net realized gain on equity investment of $(6,759,820) from the sale of equity investment, increase in net interest income of $4,645 resulting from the interest on note receivable, and an increase in other income of $85,733 resulting from the grant date fair value of Home Bistro, Inc common stock received in exchange for entering into a lock up agreement with Home Bistro, Inc, and a decrease in gain on forgiveness of PPP notes payable from 2021 of $19,082.

Loss from Discontinued Operations

During the three months ended September 30, 2022 and 2021, loss from discontinued operations amounted to $0 and $87,319, respectively, a decrease of $87,319, or 100%. The decrease was primarily due to a sale of the Company’s NFID business in September 2021.

During the nine months ended September 30, 2022 and 2021, loss from discontinued operations amounted to $1,163 and $227,469, respectively, a decrease of $226,306, or 99.5%. The decrease was primarily due to a sale of the Company’s NFID business in September 2021.

Preferred Stock Dividend

During the three months ended September 30, 2022 and 2021, there were no deemed dividends.

During the nine months ended September 30, 2022 and 2021, dividends amounted to $0 and $1,403,997 respectively, a decrease of $1,403,997 or 100%. In 2021, the Company recorded $1,403,997 of deemed dividends resulting from the beneficial conversion feature in connection with the issuance of Series C Convertible Preferred Stock.

Net Income (Loss) and Net Income (Loss) Available to Common Stockholders

During the three months ended September 30, 2022, net loss and net loss available to common stockholders amounted to $(983,246) or $(0.49) per common share (basic and diluted), as compared to net income and net income available to common stockholders of $6,385,119, or $3.20 per common share (basic) and $3.16 per share (diluted) for the three months ended September 30, 2021, a negative change of $7,368,365, or 115.4%. The change was primarily a result of the changes discussed above.

During the nine months ended September 30, 2022, net loss and net loss available to common stockholders amounted to $(2,245,720) or $(1.13) per common share (basic and diluted), as compared to net income of $4,992,427 and net income available to common stockholders of $3,588,430, or $1.80 per common share (basic) and $1.78 per common share (diluted) for the nine months ended September 30, 2021, a negative change of $5,834,150, or 162.6%. The change was primarily a result of the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $12,600,141 and $12,253,023 in cash and cash equivalents as of September 30, 2022 and working capital of $9,912,281 and $9,837,001 in cash and cash equivalents as of December 31, 2021.

	September 30, 2022	December 31, 2021	Working Capital Change	Percentage Change
Working capital:
Total current assets	$12,912,335	$10,402,320	$2,510,015	24%
Total current liabilities	(312,194)	(490,039)	177,845	36%
Working capital:	$12,600,141	$9,912,281	$2,687,860	27%

The increase in working capital of $2,687,860 was primarily attributable to an increase in current assets of $2,510,015 primarily due to an increase in cash of approximately $2,416,022, an increase in prepaid expenses of $436,049 related to research projects, and a decrease in equity investments of $342,056, and a decrease in current liabilities primarily attributable to a decrease in accounts payable.

On September 26, 2022, we entered into an underwriting agreement (the “Underwriting Agreement”) with Laidlaw & Company (UK) Ltd., as representative of the several underwriters identified therein (the “Underwriters”), relating to the public offering (the “Offering”) of 1,000,000 shares of the Company’s common stock (the “Firm Shares”), at public offering price of $5.00 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters an option, exercisable for 45 days following the closing of the Offering, to purchase up to an additional 150,000 shares of common stock at the public offering price to cover over-allotments, if any. On September 28, 2022, the Underwriters fully exercised their over-allotment option and purchased an additional 150,000 shares (the “Option Shares,” together with the Firm Shares, the “Shares”). On September 29, 2022 we closed the Offering and issued the Shares for aggregate net proceeds of $4,940,948, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds from the offering for research and development activities, sales and marketing, general working capital purposes, potential acquisitions of other companies, products or technologies, and to repay certain indebtedness. Concurrently with the closing of the Offering, we also issued warrants to purchase an aggregate of up to 57,500 shares of our common stock to the representative of the Underwriters or its designees, at an exercise price of $6.25 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable beginning on March 25, 2023, and expire on September 26, 2027, pursuant to the terms and conditions of the Representative’s Warrants.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(2,611,633)	$(1,504,145)
Net cash provided by investing activities	86,707	6,843,070
Net cash provided by financing activities	4,940,948	3,794,102
Net increase in cash	$2,416,022	$9,133,027

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 were $2,611,633 and $1,504,145, respectively, an increase of $1,107,488 or 74%.

●	Net cash used in operating activities for the nine months ended September 30, 2022 primarily reflected a net loss of $2,245,720 adjusted for the add-back of non-cash items such as bad debt recovery of $20,000, stock-based compensation and professional fees of $95,925, net realized loss on equity investments of $104,700, net unrealized loss on equity investments of $256,382, non-cash income from equity investment of $85,733 and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses of $481,675, an increase in interest receivable of $3,590, a decrease in accounts payable and accrued expenses of $194,292 and a decrease in deferred revenues of $54,077, offset by an increase in insurance payable of $16,447.

●	Net cash flow used in operating activities for the nine months ended September 30, 2021 primarily reflected a net income of $4,992,427 adjusted for the add-back of non-cash items such as total stock-based compensation of $191,698, bad debt recovery of $83,500, changes in operating asset and liabilities primarily consisting of an increase in assets of discontinued operations of $24,963, increase in total prepaid expenses and other current assets (current and non-current) of $115,587, an increase in accounts payable and accrued expenses of $84,399, and an increase in total deferred revenue of $496,762 offset by net unrealized gain on equity investments of $396,626 net realized gain on equity investments of $6,665,120, loss from disposal of assets of discontinued operations of $1,553 and gain on forgiveness of note payable and accrued interest of $19,082.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2022 and 2021 were $86,707 and $6,843,070, respectively, a decrease of $6,756,363, or 99%.

●	Net cash provided by investing activities for the nine months ended September 30, 2022 was $20,000 from proceeds from notes receivable collection and $66,707 net proceeds from sale of equity investment.

●	Net cash provided by investing activities for the nine months ended September 30, 2021 was $6,843,070 which primarily consisted of proceeds from sale of our equity investments in Aikido and DatChat, Inc. for $6,736,070 and collection on notes receivable of $7,500 and $99,500.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 and 2021 were $4,957,500 and $3,794,102, respectively, an increase of $1,163,398, or 31%.

●	Net cash provided by financing activities for the nine months ended September 30, 2022 was $4,940,948 which consisted of net proceeds from sale of our common stock of $4,940,948.

●	Net cash provided by financing activities for the nine months ended September 30, 2021 was $3,794,102 which consisted of net proceeds from sale of preferred stock of $3,794,102, proceeds from a related party advance of $2,366 offset by a related party advance repayment of $2,366.

Cash Requirements

The Company believes that current cash and cash equivalents balance as of September 30, 2022 of $12,253,023 will provide sufficient cash required to meet our obligations for a minimum of twelve months from the date of this filing.

We currently have no material commitments for any capital expenditures.

Liquidity

As reflected in the accompanying condensed consolidated financial statements, the Company generated a net loss of $2,245,720 and used cash in operations of $2,611,633 during the nine months ended September 30, 2022. Additionally, the Company has an accumulated deficit of $5,508,297 on September 30, 2022. However, as of September 30, 2022, the Company had working capital of $12,600,141.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash to meet its obligations for a minimum of twelve months from the date of this filing.

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

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

New Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company has elected to early adopt this ASU in the first quarter of 2022 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILO PHARMA, INC.

Dated: November 10, 2022	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2022	By:	/s/ Daniel Ryweck
	Name:	Daniel Ryweck
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)