Form 10-K
period 2022-12-31
Silo Pharma, Inc.
filed 2023-03-24
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-41512

SILO PHARMA, INC
(Name of Registrant as Specified in Its Charter)

Delaware	27-3046338
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

560 Sylvan Avenue, Suite 3160, Englewood Cliffs, New Jersey	07632
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 400-9031

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SILO	The Nasdaq Stock Market LLC

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2022 was $10,083,771 based upon the closing price of the registrant’s common stock of $5.50 on the NASDAQ as of that date.

Number of shares of common stock outstanding as of March 23, 2023 was 3,158,797.

Documents incorporated by reference: None.

SILO PHARMA, INC.

FORM 10-K

DECEMBER 31, 2022

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

Risks Related to our Financial Position and Need for Capital

●	We have only a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations.

●	We will require additional financing in the future to fund our operations, and raising additional capital may cause dilution to holders of our stockholders, restrict our operations or require us to relinquish certain rights.

Risks Related to our Rare Disease Therapeutics Business

●	Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of any future therapeutic candidates are prolonged or delayed, we or our current or future collaborators may be unable to obtain required regulatory approvals, and therefore we will be unable to commercialize our future therapeutic candidates on a timely basis or at all, which will adversely affect our business.

●	Any therapeutic candidates we may develop in the future may be subject to controlled substance laws and regulations in the territories where the product will be marketed, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations and our financial condition. Specifically, psilocybin and psilocin are listed as Schedule I controlled substances under the Controlled Substances Act in the U.S., and similar controlled substance legislation in other countries and any significant breaches in our compliance with these laws and regulations, or changes in the laws and regulations may result in interruptions to our development activity or business continuity.

●	Our product candidates may contain controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding psilocybin or our current or future investigational therapies using psilocybin may negatively influence the success of these therapies.

●	Even if any of our future therapeutic candidates obtain regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense or penalties if we fail to comply with regulatory requirements.

●	If we are unable to enroll patients in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

●	We have never commercialized a therapeutic candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our therapies on our own or with suitable collaborators.

●	The future commercial success of our future therapeutic candidates will depend on the degree of market access and acceptance of our potential therapies as well as the extent to which governmental authorities and health insurers establish adequate reimbursement levels and pricing policies.

●	We may become exposed to costly and damaging liability claims, and our product liability insurance may not cover all damages from such claims.

●	Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize any of our future therapeutic candidates and could have a material adverse effect on our business.

●	Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers may be subject, directly or indirectly, to U.S. federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, other healthcare laws and regulations and other foreign privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Risks Relating to Our Intellectual Property Rights

●	The failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively.

●	If we fail to comply with our obligations in the agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose rights that are important to our business.

General Risk Factors

●	We have never paid cash dividends and have no plans to pay cash dividends in the future.

●	If we fail to remain current in our reporting requirements, we could be removed from the NASDAQ which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

●	Our common stock could be subject to extreme volatility. Market and economic conditions may negatively impact our business, financial condition and share price.

●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

●	The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. While the FDIC took control of one such banking institution, Silicon Valley Bank (“SVB”), on March 10, 2023, and the FDIC also took control of Signature Bank (“Signature Bank”) on March 12, 2023, we did not have any accounts with SVB or Signature Bank and therefore did not experience any specific risk of loss. The FDIC also announced that account holders would be made whole. As the FDIC continues to address the situation with SVB, Signature Bank and other similarly situated banking institutions, the risk of loss in excess of insurance limitations has generally increased. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments. To mitigate our risk, in March 2023 we began transferring our cash to other banks to ensure that our exposure is limited or reduced to the FDIC protection limits.

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

The potential of psilocybin therapy in mental health conditions has been demonstrated in a number of academic-sponsored studies over the last decade. In these early studies, it was observed that psilocybin therapy provided rapid reductions in depression symptoms after a single high dose, with antidepressant effects lasting for up to at least six months for a number of patients. These studies assessed symptoms related to depression and anxiety through a number of widely used and validated scales. The data generated by these studies suggest that psilocybin is generally well-tolerated and may have the potential to treat depression when administered with psychological support.

We have engaged in discussions with a number of world-renowned educational institutions and advisors regarding potential opportunities and have formed a scientific advisory board that is intended to help advise management regarding potential acquisition and development of products.

In addition, as more fully described below, we have entered into a license agreement with the University of Maryland, Baltimore, and have entered into a joint venture with Zylö Therapeutics, Inc., with respect to certain intellectual property and technology that may be used for targeted delivery of potential novel treatments. In addition, we have recently entered into a sponsored research agreement with Columbia University pursuant to which we have been granted an option to license certain patents and inventions relating to the treatment of Alzheimer’s disease and stress-induced affective disorders using Ketamine in combination with certain other compounds.

We plan to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand our business to focus on this new line of business.

License Agreements between the Company and Vendor

Vendor License Agreement with the University of Maryland, Baltimore for CNS Homing Peptide

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

On January 28, 2022, the Company and University of Maryland, Baltimore entered into a second amendment to the License Agreement dated February 26, 2021 (“Second Amendment”). The Second Amendment extended the term of the License Agreement until December 31, 2022. However, if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first.

On June 22, 2022, the Company and UMB entered into a third amendment to the License Agreement dated February 26, 2021 under which UMB agreed, to expand the scope of the license granted in the CELA to add additional Patent Rights with respect to an invention generally known as “Peptide-Targeted Liposomal Delivery for Treatment Diagnosis, and Imaging of Diseases and Disorders.” On December 16, 2022, the Company and UMB entered into a fourth amendment to License Agreement (the “Fourth Amendment”) dated February 26, 2021 to extend the term of the License Agreement until March 31, 2023. In addition, the parties agreed in the Fourth Amendment to allow the Company to extend the term of the License Agreement to June 30, 2023 by paying UMB a fee of $1,000 on or before February 28, 2023. This fee was paid and thus the term of the License Agreement was extended to June 30, 2023.

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

 Pursuant to the terms of the Joint Venture Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the Joint Venture Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of December 31, 2022 and as of the current date of this Annual Report, the joint venture entity has not been formed yet.

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

Investigator-Sponsored Study Agreements between the Company and Vendors

Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University (“Columbia”) pursuant to which Columbia shall conduct two different studies related to all uses of Ketamine or its metabolites in combination with Prucalopride, one of which is related to Alzheimer’s and the other of which is related to Depression, PTSD and Stress Projects. In addition, Company has been granted an option to license certain assets currently under development, including Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the dated of the exercise of the option. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to posttraumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. On October 13, 2022, the Company entered into an amendment of the sponsored research agreement pursuant to which the parties agreed to extend the payment schedule until March 31, 2024. The Company paid the first payment of $430,825 in November 2021 and the second payment of $430,825 in July 2022.

Sponsored Research Agreement with University of Maryland, Baltimore for the Study of Targeted liposomal drug delivery for rheumatoid arthritis

On July 6, 2021, we entered into a sponsored research agreement (the “July 2021 Sponsored Research Agreement”) with UMB pursuant to which UMB shall evaluate the pharmacokinetics of dexamethasone delivered to arthritic rats via liposome.  The research pursuant to the July 2021 Sponsored Research Agreement commenced on September 1, 2021 and will continue until the substantial completion thereof, subject to renewal upon written consent of the parties with a project timeline of twelve months. The July 2021 Sponsored Research Agreement may be terminated by either party upon 30 days’ prior written notice to the other party. In addition, if either party commits any material breach of or defaults with respect to any terms or conditions of the July 2021 Sponsored Research Agreement and fails to remedy such default or breach within 10 business days after written notice from the other party, the party giving notice may terminate the July 2021 Sponsored Research Agreement as of the date of receipt of such notice by the other party. If the Company terminates the July 2021 Sponsored Research Agreement for any reason other than an uncured material breach by UMB, we shall relinquish any and all rights it may have in the Results (as defined in the July 2021 Sponsored Research Agreement) to UMB. In addition, if the July 2021 Sponsored Research Agreement is terminated early, we, among other things, will pay all costs incurred and accrued by UMB as of the date of termination. Pursuant to the terms of the July 2021 Sponsored Research Agreement, UMB granted us an option (the “Option”) to negotiate and obtain an exclusive license to any UMB Arising IP (as defined in the July 2021 Sponsored Research Agreement) and UMB’s rights in any Joint Arising IP (as defined in the July 2021 Sponsored Research Agreement) (collectively, the “UMB IP”). We may exercise the Option by giving UMB written notice within 60 days after it receives notice from UMB of the UMB IP. We shall pay total fees of $276,285 as set forth in the July 2021 Sponsored Research Agreement. The Company paid the first payment of $92,095 on September 1, 2021 and on August 31, 2022, the Company paid the second payment of $92,095.

Sponsored Research Agreement with The Regents of the University of California for the Effect of Psilocybin on Inflammation in the Blood

On June 1, 2021, the Company entered into a sponsored research agreement (“Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. The purpose of this is to show what effect psilocybin has on inflammation in the blood. The Company believe that this study will help support the UMB homing peptide study. Pursuant to the Agreement, we shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the effective date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. During the years ended December 31, 2022 and 2021, pursuant to the Sponsored Research Agreement, the Company paid to UCSF $181,710 and $100,570, respectively.

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

To date, we filed three pending U.S. patent applications, one pending PCT application and one pending provisions application related to the use of the central nervous system-homing peptides covered by the UMB Option Agreement to deliver certain compounds, including a nonsteroidal anti-inflammatory drug and/or psilocybin, for the treatment of arthritis, central nervous system diseases, neurological diseases as well as cancer.

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

Employees

As of March 23, 2023, we employed a total of three full-time employees. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

We commenced operations in 2010 and have a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations. We may sustain losses in the future as we implement our business plan. [We have not yet achieved positive cash flow on a monthly basis during any fiscal year including the fiscal year ended December 31, 2022, and there can be no assurance that we will ever generate revenues or operate profitably.]

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

Scheduling determinations by the DEA are dependent on FDA approval of a substance or a specific formulation of a substance. Therefore, while psilocybin and psilocin are Schedule I controlled substances, products approved by the FDA for medical use in the United States that contain psilocybin or psilocin should be placed in Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. If one of our product candidates receives FDA approval, we anticipate that the DEA may make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. This scheduling determination will be dependent on FDA approval and the FDA’s recommendation as to the appropriate schedule. During the review process, and prior to approval, the FDA may determine that it requires additional data, either from non-clinical or clinical studies, including with respect to whether, or to what extent, the substance has abuse potential. This may introduce a delay into the approval and any potential rescheduling process. That delay would be dependent on the quantity of additional data required by the FDA. This scheduling determination will require DEA to conduct notice and comment rule making including issuing an interim final rule. Such action will be subject to public comment and requests for hearing which could affect the scheduling of these substances. There can be no assurance that the DEA will make a favorable scheduling decision. Even assuming categorization as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V), at the federal level, such substances would also require scheduling determinations under state laws and regulations.

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

If psilocybin and/or psilocin, other than the FDA-approved formulation, is rescheduled under the CSA as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V), the ability to conduct research on psilocybin and psilocin would most likely be improved. However, rescheduling psilocybin and psilocin may materially alter enforcement policies across many federal agencies, primarily the FDA and DEA. The FDA is responsible for ensuring public health and safety through regulation of food, drugs, supplements, and cosmetics, among other products, through its enforcement authority pursuant to the FDCA. The FDA’s responsibilities include but are not limited to regulating the ingredients as well as the marketing and labeling of drugs sold in interstate commerce. Because it is currently illegal under federal law to produce and sell psilocybin and psilocin, and because there are no federally recognized medical uses, the FDA has historically deferred enforcement related to psilocybin and psilocin to the DEA. If psilocybin and psilocin were to be rescheduled to a federally controlled, yet legal, substance, the FDA would likely play a more active regulatory role. The DEA would continue to be active in regulating manufacturing, distribution and dispensing of such substances. The potential for multi-agency enforcement post-rescheduling could threaten or have a materially adverse effect on our business.

Psilocybin and psilocin are listed as Schedule I controlled substances under the CSA in the U.S., and similar controlled substance legislation in other countries and any significant breaches in our compliance with these laws and regulations, or changes in the laws and regulations may result in interruptions to our development activity or business continuity.

Psilocybin and psilocin are categorized as Schedule I controlled substances under the CSA, and are similarly categorized by most states and foreign governments. Even assuming any future therapeutic candidates containing psilocybin or psilocin are approved and scheduled by regulatory authorities to allow their commercial marketing, the ingredients in such therapeutic candidates would likely continue to be Schedule I, or the state or foreign equivalent. Violations of any federal, state or foreign laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges and penalties, including, but not limited to, disgorgement of profits, seizure of product, cessation of business activities, divestiture or prison time. This could have a material adverse effect on us, including on our reputation and ability to conduct business, our financial position, operating results, profitability or liquidity, the potential listing of our shares or the market price of our shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation or defense of any such matters or our final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonment.

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

If the FDA, the EMA, the MHRA or a comparable foreign regulatory authority approves any of our future therapeutic candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the therapy and underlying therapeutic substance will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice (“cGMP”) and with good clinical practice (“GCP”) for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such therapies. The FDA may also place other conditions on approvals, including the requirement for a risk evaluation and mitigation strategy (“REMS”), to assure the safe use of the drug. Later discovery of previously unknown problems with any approved therapeutic candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Discovery and development of new drugs targeting central nervous system disorders are particularly difficult and time-consuming, evidenced by the higher failure rate for new drugs for central nervous system disorders compared with most other areas of drug discovery. For example, in 2019, both Rapastinel and SAGE-217, two new drugs targeting major depressive disorder (“MDD”), failed to meet their primary endpoints in Phase III trials. ALKS 5461, another new drug targeting MDD, was rejected by FDA in 2019 after its Phase III trials as FDA required additional clinical data to provide substantial evidence of effectiveness. Any such setbacks in our clinical development could have a material adverse effect on our business and operating results. In addition, our later stage clinical trials may present challenges related to conducting adequate and well-controlled clinical trials, including designing an appropriate comparator arm in trials given the potential difficulties related to maintaining the blinding during the trial or placebo or nocebo effects. Due to the complexity of the human brain and the central nervous system, it can be difficult to predict and understand why a drug may have a positive effect on some patients but not others and why some individuals may react to the drug differently from others.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business. This uncertainty is heightened by President Biden’s January 28, 2021 Executive Order on Strengthening Medicaid and the Affordable Care Act which indicated that the Biden Administration may significantly modify the ACA and potentially revoke any changes implemented by the Trump Administration. It is also possible that President Biden will further reform the ACA and other federal programs in manner that may impact our operations. The Biden Administration has indicated that a goal of its administration is to expand and support Medicaid and the ACA and to make high-quality healthcare accessible and affordable. The potential increase in patients covered by government funded insurance may impact our pricing. Further, it is possible that the Biden Administration may further increase the scrutiny on drug pricing. The ACA continues to be challenged in court and it is unclear how any future litigation and the healthcare reform measures of the Biden administration will impact the ACA. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for pharmaceutical manufacturers and Medicare beneficiaries, including allowing the federal government to negotiate drug prices for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring drug companies to pay rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, capping out-of-pocket spending for Medicare Part D enrollees and making additional changes to Medicare Part D to further reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The Biden administration released an additional executive order on October 14, 2022, requiring the U.S. Department of Health & Human Services (“HHS”) to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services.

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

Although we do not currently have any therapies on the market, our current and future operations may be directly, or indirectly through our relationships with investigators, health care professionals, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute or the federal Anti-Kickback Statute. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any therapies for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals who participate in our clinical research program, healthcare professionals and others who recommend, purchase, or provide our approved therapies, and other parties through which we market, sell and distribute our therapies for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations will be subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. These laws include, but are not limited to, the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to significant civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (“FCA”). The definition of the “remuneration” under the federal Anti-Kickback Statute has been interpreted to include anything of value. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection;

●	the federal civil and criminal false claims laws, such as the FCA, which prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the U.S. federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

●	the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;

●	The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations (collectively referred to as “HIPAA”) as well as numerous other federal and state laws and regulations, govern the collection, dissemination, use, privacy, security, confidentiality, integrity and availability of personally identifiable information (“PII”), including protected health information (“PHI”). HIPAA applies national privacy and security standards for PHI to covered entities, including certain types of health care entities and their service providers that access PHI, known as business associates. HIPAA requires covered entities and business associates to maintain policies and procedures governing PHI that is used or disclosed, and to implement administrative, physical and technical safeguards to protect PHI, including PHI maintained, used and disclosed in electronic form. These safeguards include employee training, identifying business associates with whom covered entities need to enter into HIPAA-compliant contractual arrangements and various other measures. While we shall undertake substantial efforts to secure the PHI we maintain, use and disclose in electronic form, a cyber-attack or other intrusion that bypasses our information security systems causing an information security breach, loss of PHI, PII or other data subject to privacy laws or a material disruption of our operational systems could result in a material adverse impact on our business, along with potentially substantial fines and penalties. Ongoing implementation and oversight of these security measures involves significant time, effort and expense. HIPAA requires covered entities and their business associates to report breaches of unsecured PHI to affected individuals without unreasonable delay and in no case later than 60 days after the discovery of the breach by the covered entity or its agents. Notification must also be made to the U.S. Department of Health and Human Services (“HHS”) and, in certain situations involving large breaches, to the media. The HIPAA rules created a presumption that all non-permitted uses or disclosures of unsecured PHI are breaches unless the covered entity establishes that there is a low probability the information has been compromised. A data breach affecting sensitive personal information, including health information, also could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

●	the FDCA, which governs the production, sale, distribution and promotion of drugs, biologics and medical devices and prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

●	the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and

●	analogous state laws and regulations, including the following: state anti-kickback and false claims laws, which may be broader in scope than their federal equivalents, and which may apply to our business practices, including research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In order for our business to be viable and to compete effectively, we need to develop and maintain, and we will heavily rely on, a proprietary position with respect to our intellectual property. However, there are significant risks associated with our actual or proposed intellectual property. The risks and uncertainties that we face with respect to our rights principally include the following:

●	pending patent applications we have filed or will file may not result in issued patents or may take longer than we expect to result in issued patents;

●	we may be subject to interference proceedings;

●	we may be subject to reexamination proceedings;

●	we may be subject to post grant review proceedings;

●	we may be subject to inter partes review proceedings;

●	we may be subject to derivation proceedings;

●	we may be subject to opposition proceedings in foreign countries;

●	any patents that are issued or licensed to us may not provide us with any competitive advantages or meaningful protection;

●	we may not be able to develop additional proprietary technologies that are patentable;

●	other companies may challenge patents licensed or issued to us;

●	other companies may have independently developed and patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate our technologies;

●	other companies may design around technologies we have licensed or developed;

●	enforcement of patents is complex, uncertain and very expensive and we may not be able to secure, enforce and defend our patents;

●	in the event that we were to ever seek to enforce our patents in ligation, there is some risk that they could be deemed invalid, not infringed, or unenforceable; and

●	the patents of others may have an adverse effect on our business.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the life sciences industry. We cannot guarantee that our product candidates will not infringe third-party patents or other proprietary rights. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including inter partes review, post-grant review, interference, or derivation proceedings before the USPTO and similar proceeding before similar bodies in other countries. Third parties may assert infringement claims against us based on existing intellectual property rights and intellectual property rights that may be granted in the future.

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

We have licensed and may enter into or may be required to enter into intellectual property license agreements that are important to our business. These license agreements may impose various diligence, milestone payment, royalty and other obligations on us. For example, we may enter into exclusive license agreements with various universities and research institutions, we may be required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products, and may need to satisfy specified milestone and royalty payment obligations. If we fail to comply with any obligations under our agreements with any of these licensors, we may be subject to termination of the license agreement in whole or in part, increased financial obligations to our licensors or loss of exclusivity in a particular field or territory, in which case our ability to develop or commercialize products covered by the license agreement will be impaired.

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

We may spend considerable resources developing and maintaining patents, license agreements and other intellectual property that may later be abandoned or may otherwise never result in products brought to market.

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

The total number of preferred stock that we are authorized to issue is 5,000,000 shares of which 1,000,000 shares have been designated as Series A Preferred Stock, none of which are issued and outstanding as of March 23, 2023, 2,000 shares have been designated as Series B Preferred Stock, none of which are issued and outstanding as of March 23, 2023 and 4,280 shares have been designated as Series C Preferred Stock, of which none of which are issued and outstanding as of March 23, 2023. Pursuant to authority granted by our Certificate of Incorporation, our board of directors, without any action or approval by our stockholders, may issue preferred stock in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the holders of shares of our common stock. The designation and issuance of shares of capital stock having preferential rights could materially adversely affect the rights of the holders of our common stock. In addition, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders.

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

Our compliance with complicated U.S. regulations concerning corporate governance and public disclosure is expensive and diverts management’s attention from our core business, which could adversely affect our business, results of operations, and financial condition.

As a publicly reporting company, we are faced with expensive, complicated and evolving disclosure, governance and compliance laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Act, and Nasdaq rules. As a result of the complexity involved in complying with the applicable rules and regulations, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. We may need to hire more personnel in the future or engage outside consultants, which will increase our operating expenses, to assist us in complying with these requirements.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, as December 31, 2022 as a result of the following: (i) we lack segregation of duties within accounting functions duties as a result of our limited financial resources to support hiring of personnel, and; (ii) we not have not implemented adequate system and manual controls. While management intends to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

Nasdaq Capital Market may subsequently delist our common stock if we fail to comply with ongoing listing standards.

Nasdaq Capital Market will require us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock. If we fail to meet these continued listing requirements, our common stock may be subject to delisting. If our common stock are delisted and we are not able to list such common stock or warrants on another national securities exchange, we expect our securities would be quoted on an over-the-counter market; However, if this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, in the event of such delisting, we could experience a decreased ability to issue additional securities and obtain additional financing in the future. Even if our common stock is listed on the Nasdaq Capital Market, there can be no assurance that an active trading market for our common stock will develop or be sustained after our initial listing.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 560 Sylvan Avenue, Suite 3160, Englewood Cliffs, NJ 07632. We pay $102 per month to rent for such space on a month-to-month lease basis. We believe that our current office space will be adequate for the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On September 27, 2022 our common stock began trading on The Nasdaq Capital Market under the symbol “SILO.” Prior to that time, our common stock was quoted on the OTCQB.

Security Holders

As of March 8, 2023, there were 104 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

Dividends

Preferred Stock

Series C Preferred Stock Deemed Dividends

For the year ended December 31, 2021, the Company recorded $1,403,997 of deemed dividends resulting from the beneficial conversion feature in connection with the issuance of these Series C Convertible Preferred Stock. For the year ended December 31, 2022, the Company did not record any deemed dividend.

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

Stock Repurchase Program

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

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

The potential of psilocybin therapy in mental health conditions has been demonstrated in a number of academic-sponsored studies over the last decade. In these early studies, it was observed that psilocybin therapy provided rapid reductions in depression symptoms after a single high dose, with antidepressant effects lasting for up to at least six months for a number of patients. These studies assessed symptoms related to depression and anxiety through a number of widely used and validated scales. The data generated by these studies suggest that psilocybin is generally well-tolerated and may have the potential to treat depression when administered with psychological support.

We have engaged in discussions with a number of world-renowned educational institutions and advisors regarding potential opportunities and have formed a scientific advisory board that is intended to help advise management regarding potential acquisition and development of products.

In addition, as more fully described below, we have entered into a license agreement with the University of Maryland, Baltimore, and have entered into a joint venture with Zylö Therapeutics, Inc., with respect to certain intellectual property and technology that may be used for targeted delivery of potential novel treatments. In addition, we have recently entered into a sponsored research agreement with Columbia University pursuant to which we have been granted an option to license certain patents and inventions relating to the treatment of Alzheimer’s disease and stress-induced affective disorders using Ketamine in combination with certain other compounds.

We plan to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand our business to focus on this new line of business.

License Agreements between the Company and a Vendor

Vendor License Agreement with the University of Maryland, Baltimore for CNS Homing Peptide

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

On January 28, 2022, the Company and University of Maryland, Baltimore entered into a second amendment to the License Agreement dated February 26, 2021 (“Second Amendment”). [The Second Amendment extended the term of the License Agreement until December 31, 2022.] However, if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first. On June 22, 2022, the Company and UMB entered into a third amendment to the License Agreement dated February 26, 2021 under which UMB agreed, to expand the scope of the license granted in the CELA to add additional Patent Rights with respect to an invention generally known as “Peptide-Targeted Liposomal Delivery for Treatment Diagnosis, and Imaging of Diseases and Disorders.” On December 16, 2022, the Company and UMB entered into a fourth amendment to License Agreement (the “Fourth Amendment”) dated February 26, 2021 to extend the term of the License Agreement until March 31, 2023. In addition, the parties agreed in the Fourth Amendment to allow the Company to extend the term of the License Agreement to June 30, 2023 by paying UMB a fee of $1,000 on or before February 28, 2022. This fee was paid and thus the term of the License Agreement was extended to June 30, 2023.

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

Pursuant to the terms of the Joint Venture Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the Joint Venture Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of December 31, 2022 and as of the current date of this Annual Report, the joint venture entity has not been formed yet.

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

Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University (“Columbia”) pursuant to which Columbia shall conduct two different studies related to all uses of Ketamine or its metabolites in combination with Prucalopride, one of which is related to Alzheimer’s and the other of which is related to Depression, PTSD and Stress Projects. In addition, Company has been granted an option to license certain assets currently under development, including Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the dated of the exercise of the option. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to posttraumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. On October 13, 2022, the Company entered into an amendment of the sponsored research agreement pursuant to which the parties agreed to extend the payment schedule until March 31, 2024. The Company paid the first payment of $430,825 in November 2021 and the second payment of $430,825 in July 2022.

Sponsored Research Agreement with University of Maryland, Baltimore for the Study of Targeted liposomal drug delivery for rheumatoid arthritis

On July 6, 2021, we entered into a sponsored research agreement (the “July 2021 Sponsored Research Agreement”) with UMB pursuant to which UMB shall evaluate the pharmacokinetics of dexamethasone delivered to arthritic rats via liposome.  The research pursuant to the July 2021 Sponsored Research Agreement commenced on September 1, 2021 and will continue until the substantial completion thereof, subject to renewal upon written consent of the parties with a project timeline of twelve months. The July 2021 Sponsored Research Agreement may be terminated by either party upon 30 days’ prior written notice to the other party. In addition, if either party commits any material breach of or defaults with respect to any terms or conditions of the July 2021 Sponsored Research Agreement and fails to remedy such default or breach within 10 business days after written notice from the other party, the party giving notice may terminate the July 2021 Sponsored Research Agreement as of the date of receipt of such notice by the other party. If the Company terminates the July 2021 Sponsored Research Agreement for any reason other than an uncured material breach by UMB, we shall relinquish any and all rights it may have in the Results (as defined in the July 2021 Sponsored Research Agreement) to UMB. In addition, if the July 2021 Sponsored Research Agreement is terminated early, we, among other things, will pay all costs incurred and accrued by UMB as of the date of termination. Pursuant to the terms of the July 2021 Sponsored Research Agreement, UMB granted us an option (the “Option”) to negotiate and obtain an exclusive license to any UMB Arising IP (as defined in the July 2021 Sponsored Research Agreement) and UMB’s rights in any Joint Arising IP (as defined in the July 2021 Sponsored Research Agreement) (collectively, the “UMB IP”). We may exercise the Option by giving UMB written notice within 60 days after it receives notice from UMB of the UMB IP. We shall pay total fees of $276,285 as set forth in the July 2021 Sponsored Research Agreement. During the years ended December 31, 2022 and 2021, the Company recorded research and development expense of $187,090 and $92,095, respectively.

Sponsored Research Agreement with The Regents of the University of California for the Effect of Psilocybin on Inflammation in the Blood

On June 1, 2021, the Company entered into a sponsored research agreement (“Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. The purpose of this is to show what effect psilocybin has on inflammation in the blood. The Company believe that this study will help support the UMB homing peptide study. Pursuant to the Agreement, we shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the effective date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. During the years ended December 31, 2022 and 2021, pursuant to the Sponsored Research Agreement, the Company paid to UCSF $181,710 and $100,570, respectively.

Investigator-Sponsored Study Agreement with UMB for CNS Homing Peptide

On January 5, 2021, we entered into an investigator-sponsored study agreement with UMB. The research project is a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of Multiple Sclerosis (“MS”). More specifically, the study is designed to evaluate (1) whether MS-1-displaying liposomes can effectively deliver dexamethasone to the central nervous system and (2) whether MS-1-displaying liposomes are superior to plain liposomes, also known as free drug, in inhibiting the relapses and progression of Experimental Autoimmune Encephalomyelitis. Pursuant to the agreement, the research commenced on March 1, 2021 and will continue until substantial completion, subject to renewal upon mutual written consent of the parties. The total cost under the investigator-sponsored study agreement shall not exceed $81,474 which is payable in two equal installments of $40,737 upon execution of the Sponsored Study Agreement and $40,737 upon completion of the project with an estimated project timeline of nine months. The Company paid $40,737 on January 13, 2021. Currently, this project was postponed until further notice and the second payment is not due.

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

Equity Investments

At December 31, 2022 and 2021, equity investments, at cost of $3,118 and $419,995, respectively, comprised mainly of marketable common stock. Equity investments are carried at fair value with unrealized gains or losses which is recorded as net unrealized gain (loss) on equity investments in the accompanying consolidated statement of operations. Realized gains and losses are determined on a specific identification basis which is recorded as net realized gain (loss) on equity investments in the consolidated statement of operations. The Company reviews equity investments, at fair value for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

Results of Operations

Comparison of Our Results of Operations for the Years Ended December 31, 2022 and 2021

The following table summarizes the results of operations for the years ending December 31, 2022 and 2021 and were based primarily on the comparative audited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	Years Ended December 31,
	2022	2021
Revenues	$72,102	$71,264
Cost of revenues	5,838	5,004
Gross profit	66,264	66,260
Operating expenses	3,693,920	2,810,603
Operating loss from continuing operations	(3,627,656)	(2,744,343)
Other income (expense), net	(279,732)	6,926,327
Provision for income taxes	-	(24,876)
Loss from discontinued operations, net of tax	(1,163)	(253,367)
Net income (loss)	$(3,908,551)	$3,903,741

Revenues

During the years ended December 31, 2022 and 2021, we generated minimal revenues from operations. For the year ended December 31, 2022, revenues consisted of revenues on licensing fees related to our biopharmaceutical operation of $72,102, as compared to $71,264 for the year ended December 31, 2021. Such revenues are primarily related to the Aikido License and Sublicense Agreement.

Cost of Revenues

During the year ended December 31, 2022, cost of revenues on license fees related to our biopharmaceutical operation amounted to $5,838 as compared to $5,004 for the year ended December 31, 2021. The primary components of cost of revenues on license fees include the cost of the license fees primarily related to the UMB License and Sublicense Agreement.

Operating Expenses

For the years ended December 31, 2022 and 2021, total operating expenses consisted of the following:

	For the Years Ended December 31,
	2022	2021
Compensation expense	$577,651	$395,123
Professional fees	1,496,687	1,598,367
Research and development	1,286,434	693,910
Insurance expense	125,889	108,750
Bad debt (recovery) expense	(20,000)	(148,500)
Selling, general and administrative expenses	227,259	162,953
Total	$3,693,920	$2,810,603

●	Compensation Expense:

For the years ended December 31, 2022 and 2021, compensation expense was $577,651 and $395,123, respectively, an increase of $182,528, or 46.2%. This increase resulted from an increase in stock-based compensation of $111,014, an increase in BOD fees of $44,000, an increase payroll expense of $89,100, and an increase in other payroll related expenses of $19,914, offset by a decrease in bonus of $81,500.

●	Professional Fees:

For the years ended December 31, 2022 and 2021, professional fees were $1,496,687 and $1,598,367, respectively, a decrease of $101,680, or 6.4%. The decrease was primarily attributable to a decrease in other consulting fees of $188,163, a decrease in legal fees of $81,948 , a decrease in option fees of $10,000, a decrease in stock-based consulting fees of $62,937 related to the issuance of shares to consultants for business advisory and strategic planning services, and a decrease in accounting fees of $32,045, offset by an increase in auditing fees of $29,391 and an increase in investor relation fees of $244,022.

●	Research and Development:

For the year ended December 31, 2022 and 2021, we incurred research and development expense of $1,286,434 and $693,910, respectively, an increase of $592,524, or 85.4%. The increase was a result of increase in research and development costs in connection with the Investigator-sponsored Study Agreement with UCSF, UMB, Columbia University, and other parties.

●	Insurance Expense:

For the year ended December 31, 2022 and 2021, insurance expense was $125,889 and $108,750, respectively, an increase of $17,139, or 15.8%. This increase was a result of increase in the cost of renewal of D&O insurance policy.

●	Bad Debt Recovery:

For the year ended December 31, 2022 and 2021, we recorded bad debt recovery of $20,000 and $148,500, a decrease of $128,500. We recorded bad debt recovery from the collection of a previously written off note receivable deemed uncollectible.

●	Selling, General and Administrative Expenses:

Selling, general and administrative expenses include advertising and promotion, patent related expenses, public company expenses, custodian fees, bank service charges, travel, and other office expenses.

For the year ended December 31, 2022 and 2021, selling, general and administrative expenses were $227,259 and $162,953, respectively, an increase of $64,306, or 39.5%. The increase was primarily attributed to an increase in public company expenses of $49,808, an increase in promotion expenses of $22,355, and an increase in other office expenses of $32,895, offset by a decrease in annual meeting proxy expense of $19,738, and a decrease in patent related expenses of $21,014.

Operating Loss from Continuing Operations

For the years ended December 31, 2022 and 2021, loss from continuing operations amounted to $3,627,656 and $2,744,343, respectively, an increase of $883,313, or 32.2%. The increase was primarily a result of the changes in operating expenses discussed above.

Other Income (Expenses), net

For the year ended December 31, 2022 and 2021, other income (expense), net amounted to $(279,732) and $6,926,327, respectively, a change of $(7,206,059), or 104.0%. The increase in other income (expense), net was primarily due to an increase in net unrealized (loss) on equity investment of $(579,791), an decrease in net realized gain on equity investment of $(6,765,183) from the sale of equity investment, an increase in net interest income of $72,264 resulting from the interest on note receivable and bank deposits, and an increase in other income of $85,733 resulting from the grant date fair value of Home Bistro, Inc common stock received in exchange for entering into a lock up agreement with Home Bistro, Inc, and a decrease in gain on forgiveness of PPP notes payable from 2021 of $(19,082).

Loss from Discontinued Operations

For the year ended December 31, 2022 and 2021, loss from discontinued operations amounted to $1,163 and $253,367, respectively, a decrease of $252,204, or 99.5%. The decrease was primarily due to a sale of the Company’s NFID business in September 2021.

Preferred Stock Dividend

For the year ended December 31, 2022 and 2021, dividends amounted to $0 and $1,403,997, respectively, a decrease of $1,403,997, or 100.0%.

For the year ended December 31, 2021, the Company recorded $1,403,997 of deemed dividends resulting from the beneficial conversion feature in connection with the issuance of these Series C Convertible Preferred Stock.

Net Income (Loss) Available to Common Stockholders

For the year ended December 31, 2022, net loss and net loss available to common stockholders amounted to $(3,908,551) or $(1.71) per common share (basic and diluted), as compared to net income of $3,903,741 and net income available to common stockholders of $2,499,744, or $1.45 per common share (basic) and $1.43 per common share (diluted) for the year ended December 31, 2021, a negative change of $6,408,295, or 256.4%. The change was primarily a result of the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $11,135,738 and $11,367,034 in cash and cash equivalents as of December 31, 2022, and working capital of $9,912,281 and $9,837,001 in cash and cash equivalents as of December 31, 2021, respectively.

	December 31, 2022	December 31, 2021	Working Capital Change	Percentage Change
Working capital:
Total current assets	$11,572,056	$10,402,320	$1,169,736	11%
Total current liabilities	(436,318)	(490,039)	53,721	11%
Working capital:	$11,135,738	$9,912,281	$1,223,457	12%

The increase in working capital of $1,223,457 was primarily attributable to an increase in current assets of $1,169,736 primarily due to increase in cash of $1.5 million and an increase in current liabilities of $53,721, offset by a decrease in equity investments of $417,000.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Year Ended December 31,
	2022	2021
Cash used in operating activities	$(3,497,622)	$(2,278,016)
Cash provided by investing activities	86,707	7,192,526
Cash provided by financing activities	4,940,948	3,794,102
Net increase in cash	$1,530,033	$8,708,612

Net Cash Used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2022 and 2021 were $3,497,622 and $2,278,016, respectively, an increase of $1,219,606, or 54%.

●	Net cash used in operating activities for the year ended December 31, 2022 primarily reflected a net loss of $3,908,551, adjusted for the add-back of non-cash items such net realized loss on equity investments of $104,700, net unrealized loss on equity investments of $331,203, bad debt recovery of $20,000, stock-based compensation of $156,047, and equity shares earned for lock up agreement of $85,733, and changes in operating asset and liabilities primarily consisting of a decrease in prepaid expenses and other current assets of $55,335, an increase of interest receivable of $4,800, a decrease in accounts payable and accrued expenses of $53,721 and a decrease in deferred revenue of $72,102.

●	Net cash used in operating activities for the year ended December 31, 2021 primarily reflected a net income of $3,903,741 adjusted for the add-back of non-cash items such net realized gain on equity investments of $6,660,483, net unrealized gain on equity investments of $248,588, bad debt recovery of $148,500, amortization of prepaid stock-based compensation of $107,970, stock-based compensation of $83,728, gain on forgiveness of PPP note payable of $19,082, gain on disposal of assets from discontinued operations of $1,553 and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $38,862, an increase in assets of discontinued operations of $24,963, an increase of interest receivable of $1,210, an increase in accounts payable and accrued expenses of $291,050 and an increase in deferred revenue of $478,736.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the years ended December 31, 2022 and 2021 were $86,707 and $7,192,526, respectively, a decrease of $7,105,819 or 99%.

●	Net cash provided by investing activities for the year ended December 31, 2022 was $86,707 which consisted of aggregate proceeds from sale of equity investments in Aikido of $66,707 and proceeds from collection of previously written off notes receivable of $20,000.

●	Net cash provided by investing activities for the year ended December 31, 2021 was $7,192,526 which consisted of aggregate proceeds from sale of equity investments in Aikido and DatChat, Inc. of $7,020,526, proceeds from collection of previously written off notes receivable of $7,500 and proceeds from notes receivable collection of $164,500.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2022 and 2021 were $4,940,948 and $3,794,102, respectively, an increase of $1,146,846, or 30%.

●	Net cash provided by financing activities for the year ended December 31, 2022 was $4,940,948 which consisted of net proceeds from the sale of common stock of $4,940,948.

●	Net cash provided by financing activities for the year ended December 31, 2021 was $3,794,102 which consisted of net proceeds from sale of preferred stock of $3,794,102, proceeds from a related party advance of $2,366 offset by repayment of the related party advance of $2,366.

Cash Requirements

The Company believes that the proceeds from the sale of our equity investments of $66,707 and the proceeds from the sale of our common stock of $4,940,948 amounting to aggregate proceeds of $5,007,655, during the year ended December 31, 2022, will provide sufficient cash required to meet our obligations for a minimum of twelve months from the date of this filing.

We currently have no material commitments for any capital expenditures.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company generated a net loss of $3,908,551 and used cash in operations of $3,497,622, for the year ended December 31, 2022. Additionally, the Company has an accumulated deficit of $7,171,128 at December 31, 2022. On December 31, 2022, the Company cash and cash equivalents of $11,367,034. During the year ended December 31, 2022, the Company has received gross proceeds of approximately $66,707 from the sale of equity investments and net proceeds from the sale of common stock of $4,940,948. As of December 31, 2022, the Company had working capital of $11,135,738.

These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes the proceeds received during the years ended December 31, 2022 and 2021 will provide sufficient cash flows to meet its obligations for a minimum of twelve months from the date of this filing.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the years ended December 31, 2022 and 2021 include the collectability of notes receivable, the percentage of completion of research and development projects, the valuation of equity investments, estimates of the deemed dividend, valuation allowances for deferred tax assets, the fair value of warrants issued with debt and for services, and the fair value of shares issued for services and in settlements.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation – Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. [The Company has elected to recognize forfeitures as they occur as permitted under Accounting Standards Update (“ASU”) 2016-09 Improvements to Employee Share-Based Payment.]

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the years ended December 31, 2022 and 2021, research and development costs were $1,286,434 and $693,910, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2022, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2022, our internal control over financial reporting was not effective.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

All directors shall serve until the next 2023 annual meeting of stockholders.

Name	Age	Position
Eric Weisblum	53	Chairman, Chief Executive Officer, President, and Director
Daniel Ryweck	58	Chief Financial Officer
Wayne D. Linsley	66	Director
Dr. Kevin Muñoz	44	Director
Jeff Pavell	56	Director

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

Daniel Ryweck

Mr. Ryweck has served as Chief Financial Officer of the Company since September 27, 2022. Since January 2020, Mr. Ryweck has served as Controller at Mill City Ventures III Ltd. (NASDAQ: MCVT), a non-bank lender and specialty finance company. From. June 2014 to December 2019, he served as Chief Compliance Officer of Mill City Ventures III Ltd. Mr. Ryweck holds a Bachelor of Science degree in Accounting from the Carlson School of Management at the University of Minnesota.

Wayne D. Linsley

Wayne D. Linsley has served as a director of the Company since January 2020. Mr. Linsley has over 40 years of experience in business management. Since April 2020, Mr. Linsley has served as a member of the board of directors of Hoth Therapeutics, Inc. (NASDAQ: HOTH), a clinical-stage biopharmaceutical company. Since August 2021, Mr. Linsley has served as a member of the board of directors of DatChat, Inc. (NASDAQ: DATS), a communication software company. From 2014 to September 2021, Mr. Linsley served as the Vice President of Operations at CFO Oncall, Inc., a company that provides financial reporting and controller services on an outsourced basis and previously, from 2012 to 2014, Mr. Linsley worked at CFO Oncall, Inc. as an independent contractor. Mr. Linsley holds Bachelor of Science degree in Business Administration from Siena College. We believe that Mr. Linsley is qualified to serve as a member of our board of directors because of his experience as a director of public companies and background in financial reporting.

Dr. Kevin Muñoz

Dr. Kevin Muñoz has served as a director of the Company since October 2020. Since December 2021, Dr. Muñoz has taught Biomedical Science and Medical Intervention at Passaic County Technical Institute. Since June 2008, Dr. Muñoz has served as the Director of Operations and Medical Assistant at The Physical Medicine and Rehabilitation Center, P.A., a diagnostic and treatment facility that specializes in treating sports, spine, orthopedic and neuromuscular conditions. Dr. Muñoz holds Doctor of Medicine degree from Xavier University School of Medicine and a Bachelor of Science degree in Kinesiology from the University of Michigan. We believe that Dr. Muñoz is qualified to serve as a member of our board of directors because of his medical background and experience in business operations.

Dr. Jeff Pavell – Director

Dr. Pavell has served as our director since September 27, 2022. Dr. Pavell has over 20 years of medical experience. Since January 2021, Dr. Pavell has served as a director of FoxWayne Enterprises Acquisition Corp. (NASDAQ: FOXW), a blank check company incorporated for the purpose of effecting a business combination. Since October 1999, Dr. Pavell has served as an Attending Physician at the Physical Medicine and Rehabilitation Center, P.A., a diagnostic and treatment facility that specializes in treating sports, spine, orthopedic and neuromuscular conditions. Since January 2000, Dr. Pavell has served as the Chief of Rehabilitation Medicine at Englewood Hospital and Medical Center. Since April 2002, Dr. Pavell has served as the Associate Director of Pain Medicine at the Center for Advanced Surgery in Paramus, New Jersey. Since April 2002, Dr. Pavell has been an Instructor in Clinical Rehabilitation at Columbia University’s College of Physicians & Surgeons. Dr. Pavell holds a Doctor of Medicine degree from the New York College of Osteopathic Medicine and a Bachelor of Art degree in Political Science from John Hopkins University. We believe that Dr. Pavell is qualified to serve as a member of our board of directors due to his medical background and experience practicing in the healthcare industry.

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

Our audit committee consists of Wayne D. Linsley, Jeff Pavel and Dr. Kevin Muñoz, with Mr. Linsley serving as chair. Each member of our audit committee meets the financial literacy requirements of the Nasdaq rules. In addition, our board of directors has determined that Mr. Linsley qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Our compensation committee consists of Wayne D. Linsley, Jeff Pavell and Dr. Kevin Muñoz, with Mr. Linsley serving as chair.

Scientific Advisory Board

We have formed a scientific advisory board that is intended to help advise management regarding potential acquisition and development of products. The members of such board are as follows: Dr. Josh Woolley MD/Ph.D.; and Dr. Charles Nemeroff.

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

To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2022, we believe that, except as set forth below, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2022.

●	Wayne Linsley failed to timely report one transaction on a Form 4, which report has now been filed.

●	Kevin Munoz failed to timely report one transaction on a Form 4, which has now been filed.

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our principal executive officer and our principal financial officer during the year ended December 31, 2022 and 2021 (each a “named executive officer”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)		(e)	(f)	(g)	(h)	(i)		(j)
Eric Weisblum, Chief Executive	2022	222,500	(1)	100,000	(2)	—	—	—	—	9,750	(6)	$332,250
Officer	2021	175,000	(3)	170,000	(4)	—	—	—	—	—		345,000

Daniel Ryweck,	2022	15,000	(5)	—		—	—	—	—	—		15,000
Chief Financial Officer (since September 28, 2022)	2021	—		—		—	—	—	—	—		—

(1)	On October 12, 2022, the Company entered into an employment agreement with Eric Weisblum (the “Weisblum Employment Agreement”) pursuant to which Mr. Weisblum’s (i) base salary will be $350,000 per year, (ii) Mr. Weisblum will be paid a one-time signing bonus of $100,000, and (iii) Mr. Weisblum shall be entitled to receive an annual bonus of up to $350,000, subject to the sole discretion of the Compensation Committee of the Board of Directors of the Company. On January 18, 2021, the Company and Mr. Weisblum entered into the first amendment (the “Amendment”) to the Employment Agreement, effective as of January 1, 2021. Pursuant to the Amendment Mr. Weisblum’s base salary was increased from $120,000 per year to $180,000 per year and all the terms and provisions of the Employment Agreement shall remain in full force and effect.

(2)	Pursuant to the Weisblum Employment Agreement entered into between the Company and Mr. Weisblum on October 12, 2022, Mr. Weisblum received a signing bonus of $100,000.
(3)

On January 18, 2021, the Company and Mr. Weisblum entered into the first amendment (the “Amendment”) to the Employment Agreement, effective as of January 1, 2021. Pursuant to the Amendment Mr. Weisblum’s base salary was increased from $120,000 per year to $180,000 per year and all the terms and provisions of the Employment Agreement shall remain in full force and effect.

(4)	Pursuant to Mr. Weisblum’s Employment Agreement dated April 17, 2020 he was eligible to earn a bonus in an amount of up to $120,000. On December 29, 2021, the Company’s Board of Directors (“Board”) approved bonus of $120,000 which was recorded as accrued liability as of December 31, 2021 and was paid out in January 2022. In addition, Mr. Weisblum also received in 2021, a cash bonus of $50,000 for his services in 2020.

(5)	On September 28, 2022, the Company entered into an Employment Agreement with Mr. Ryweck under which it agreed to pay a base salary of $42,000 per year. On October 12, 2022, the Company entered into an amendment to this employment agreement under which it increased his base salary to $60,000 per year.

(6)	During 2022, the Company contributed $9,750 to the Company’s 401(k) plan.

Narrative Disclosure to Summary Compensation Table

Except as otherwise described below, there are no compensatory plans or arrangements, including payments to be received from the Company with respect to any named executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or our subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Employment Agreements

Eric Weisblum

On October 12, 2022, the Company entered into an employment agreement with Eric Weisblum (the “Weisblum Employment Agreement”) pursuant to which Mr. Weisblum’s (i) base salary will be $350,000 per year, (ii) Mr. Weisblum will be paid a one-time signing bonus of $100,000, and (iii) Mr. Weisblum shall be entitled to receive an annual bonus of up to $350,000, subject to the sole discretion of the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), and upon the achievement of additional criteria established by the Compensation Committee from time to time (the “Annual Bonus”). In addition, pursuant to the Weisblum Employment Agreement, upon termination of Mr. Weisblum’s employment for death or Total Disability (as defined in the Weisblum Employment Agreement), in addition to any accrued but unpaid compensation and vacation pay through the date of his termination and any other benefits accrued to him under any Benefit Plans (as defined in the Weisblum Employment Agreement) outstanding at such time and the reimbursement of documented, unreimbursed expenses incurred prior to such termination date (collectively, the “Weisblum Payments”), Mr. Weisblum shall also be entitled to the following severance benefits: (i) 24 months of his then base salary; (ii) if Mr. Weisblum elects continuation coverage for group health coverage pursuant to COBRA Rights (as defined in the Weisblum Employment Agreement), then for a period of 24 months following Mr. Weisblum’s termination he will be obligated to pay only the portion of the full COBRA Rights cost of the coverage equal to an active employee’s share of premiums (if any) for coverage for the respective plan year; and (iii) payment on a pro-rated basis of any Annual Bonus or other payments earned in connection with any bonus plan to which Mr. Weisblum was a participant as of the date of his termination (together with the Weisblum Payments, the “Weisblum Severance”). Furthermore, pursuant to the Weisblum Employment Agreement, upon Mr. Weisblum’s termination (i) at his option (A) upon 90 days prior written notice to the Company or (B) for Good Reason (as defined in the Weisblum Employment Agreement), (ii) termination by the Company without Cause (as defined in the Weisblum Employment Agreement) or (iii) termination of Mr. Weisblum’s employment within 40 days of the consummation of a Change in Control Transaction (as defined in the Weisblum Employment Agreement), Mr. Weisblum shall receive the Weisblum Severance; provided, however, Mr. Weisblum shall be entitled to a pro-rated Annual Bonus of at least $200,000. In addition, any equity grants issued to Mr. Weisblum shall immediately vest upon termination of Mr. Weisblum’s employment by him for Good Reason or by the Company at its option upon 90 days prior written notice to Mr. Weisblum, without Cause.

Daniel Ryweck

On September 28, 2022, the Company entered into an employment agreement (the “Ryweck Employment Agreement”) with Daniel Ryweck. Pursuant to the terms of the Employment Agreement, Mr. Ryweck will (i) receive a base salary at an annual rate of $42,000 (the “Base Compensation”) payable in equal monthly installments, and (ii) be eligible to receive an annual discretionary bonus. The term of Mr. Ryweck’s engagement under the Employment Agreement commences on the Effective Date (as defined in the Employment Agreement) and continues until September 28, 2023, unless earlier terminated in accordance with the terms of the Employment Agreement. The term of Mr. Ryweck’s Employment Agreement is automatically renewed for successive one-year periods until terminated by Mr. Ryweck or the Company.

On October 12, 2022, the Company entered into an amendment (the “Ryweck Amendment”) to the employment agreement by and between the Company and Daniel Ryweck dated September 27, 2022, pursuant to which Mr. Ryweck’s base salary will increase to $60,000 per year.

Potential Payment Upon Termination

If Mr. Weisblum dies or has a total disability, resigns, is terminated for good reason (as defined in the agreement), without cause (as defined in the agreement) or within 40 days of a change of control (as defined in the agreement, then he is entitled to 24 months’ severance.

The following table sets forth quantitative information with respect to potential payments to be made to Mr. Weisblum upon termination in various circumstances. The potential payments are based on the terms of Mr. Weisblum’s employment agreement discussed above. For a more detailed description of Mr. Weisblum’s employment agreement, see the “Employment Agreements” section above:

Name	Potential Payment Upon Termination
Eric Weisblum	$700,000	(1)

(1)	Mr. Weisblum is entitled to 24 months’ severance at the applicable base salary rate. Mr. Weisblum’s current base salary is $350,000 per annum.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding option and restricted stock unit awards held by each of our named executive officers that were outstanding as of December 31, 2022. There were no stock awards or other equity awards outstanding as of December 31, 2022.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)		Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Eric Weisblum	2,000	(1)	—	—	$0.005	04/15/2024	—	—	—	—
Chief Executive Officer	2,000	(2)	—	—	$0.005	07/15/2024	—	—	—	—
	2,000	(3)	—	—	$0.005	10/15/2024	—	—	—	—

(1)	The options were fully vested on the date of grants (4/15/19)

(2)	The options were granted on April 15, 2019 and vested 100% on July 15, 2019.

(3)	The options were fully vested on the date of grant (10/15/19).

Disclosure of Equity Awards Based on Material Nonpublic Information: None

Pay Versus Performance Disclosure

In accordance with the SEC’s disclosure requirements regarding pay versus performance, or PVP, this section presents the SEC-defined “Compensation Actually Paid,” or CAP of our NEOs for each of the fiscal years ended December 31, 2022 and 2021, and our financial performance. Also required by the SEC, this section compares CAP to various measures used to gauge performance at TLSS for each such fiscal year.

Pay versus Performance Table - Compensation Definitions

Salary, Bonus, Stock Awards, and All Other Compensation are each calculated in the same manner for purposes of both CAP and Summary Compensation Table, or SCT values. The primary difference between the calculation of CAP and SCT total compensation is the calculation of the value of “Stock Awards,” with the table below describing the differences in how these awards are valued for purposes of SCT total and CAP:

Pay Versus Performance Table

Year (1)	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO (2)	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs (2)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Income (Loss)
(a)	(b)	(c)	(d)	(e)	(f)	(h)
2022	$332,250	$332,250	$15,000	$15,000	15.83	$(3,908,55)
2021	$345,000	$345,000	0	0	33.57	$3,903,741

(1)	The PEO (CEO) in the 2022 and 2021 reporting year is Eric Weisblum. The non-PEO NEOs in the 2022 reporting year is Dan Ryweck.
(2)	The CAP was calculated beginning with the PEO’s SCT total. No amounts were deducted from or added to the applicable SCT total compensation. Since all equity awards were fully vested prior to 2021, no reconciliation to with respect to equity awards for summary compensation numbers was required.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2022.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)(2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Wayne Linsley	$45,000	—	$15,112	—	—	-	$60,112

Dr. Kevin Muñoz	$25,000	—	$15,112	—	—	-	$40,112

Jeff Pavel(3)	$-	-	-	-	-		$-

(1)	Amounts reported represent the aggregate grant date fair value for option awards granted in each respective year in accordance with FASB ASC Topic 718, excluding the effect of forfeitures. See Note 6, “Stockholder’s Equity” in the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended 2022 included in the Company’s Annual Report on Form 10-K for the year ended 2022 for more information regarding the Company’s accounting for share-based compensation plans. The amounts shown in the Director Compensation Table above do not represent the actual value realized by each Director.

(2)	As of December 31, 2022, Mr. Linsley held options to purchase [3,425 shares of our common stock. Dr. Muñoz held options to purchase [3,425] shares of our common stock. Such options had the following vesting date(s):[These options vested on December 29, 2022]
(3)	Dr. Pavell has served as a director since September 27, 2022 and has no items to disclose hereon as he received no compensation in 2022.

Director Compensation Program

Our current director compensation program is designed to align our director compensation program with the long-term interests of our stockholders by implementing a program comprised of cash and equity compensation.

In setting director compensation, we consider the amount of time that directors expend in fulfilling their duties to the Company as well as the skill level and experience required by our board of directors. We also consider board compensation practices at similarly situated companies, while keeping in mind the compensation philosophy of us and the stockholders’ interests. The directors also receive reimbursement for expenses, including reasonable travel expenses to attend board and committee meetings, reasonable outside seminar expenses, and other special board related expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 8, 2023 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group.

The percentage ownership information is based on 3,158,797 shares of common stock outstanding as of March 23, 2023. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules attribute beneficial ownership of securities as of a particular date to persons who hold convertible preferred stock, options or warrants to purchase shares of common stock and that are exercisable within 60 days of such date. These shares are deemed to be outstanding and beneficially owned by the person holding those convertible preferred stock, options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Silo Pharma, Inc., 560 Sylvan Avenue, Suite 3160, Englewood Cliffs, NJ 07632.

Name and Address of Beneficial Owner	Number of shares beneficially owned		Percentage of shares beneficially owned
Directors and Named Executive Officers:
Eric Weisblum	160,854	(1)	5.09%
Wayne D. Linsley	3,425	(2)	*
Kevin Munoz	3,425	(2)	*
Daniel Ryweck	4,000		*
Jeff Pavell	-		-
All executive officers and directors as a group (5 persons)	171,704		5.44%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Includes 6,000 shares of common stock issuable upon exercise of presently exercisable options.

(2)	Includes options to purchase 3,425 shares of common stock, all of which are presently exercisable.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information regarding our equity compensation plans as of December 31, 2022.

Plan Category	Number of( securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders (1)	22,850	$9.19	147,150
Equity compensation plans not approved by security holders	—	—	—
Total	22,850	$9.19	147,150

(1)	2020 Omnibus Equity Incentive Plan. On January 18, 2021, the board of directors of the Company approved the Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) to incentivize employees, officers, directors and consultants of the Company and its affiliates. The number of shares of common stock that are reserved and available for issuance under the 2020 Plan shall be equal to 170,000 shares provided that with respect to exempt awards as defined in the 2020 Plan, shall not count against such share limit. The 2020 Plan provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of cash, stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation units and other stock or cash-based awards. The Plan shall terminate on the tenth anniversary of the date of adoption by the Board of Directors. Subject to certain restrictions, the Board of Directors may amend or terminate the Plan at any time and for any reason. An amendment of the Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, rules or regulations. On March 10, 2021, the stockholders of the Company approved the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

[Except as set forth below, there were no transactions during our fiscal years ended December 31, 2022 and 2021 to which we were a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this registration statement. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.]

Director Independence

Our board of directors has determined that a majority of the board consists of members who are currently “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). The Board considers Wayne D. Linsley, Jeff Pavell and Dr. Kevin Muñoz to be “independent.”

The board of directors as a whole carries out the function of a nominating and corporate governance committee.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our audit committee reviewed, and pre-approved audit and permissible non-audit services performed by our independent registered public accounting firm, Salberg & Company, P.A. for the years ended December 31, 2022 and 2021 as well as the fees for such services to ensure that the provision of such services is compatible with maintaining independence.

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

The following table shows the fees for services provided by Salberg & Company, P.A. for the years ended December 31, 2022 and 2021.

	2022	2021
Audit Fees	$57,100	$52,300
Audit Related Fees	24,800	12,100
Tax Fees	–	–
All Other Fees	–	–
Total	$81,900	$64,400

Audit Fees: Audit fees consist of fees billed for professional services performed by Salberg & Company, P.A. for the audit of our annual consolidated financial statements, and the review of interim consolidated financial statements.

Audit-Related Fees: Audit related fees may consist of fees billed by our independent registered public accounting firm for audit related consulting services related to registration statements. There were no such fees incurred by the Company in the fiscal year ended December 31, 2022 and 2021.

Tax Fees: Tax fees may consist of fees for professional services, including tax compliance. There were no such fees incurred by the Company in the fiscal years ended December 31, 2022 and 2021.

All Other Fees: There were no such fees incurred by the Company in the fiscal years ended December 31, 2022 and 2021.

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

	3.	Exhibits (including those incorporated by reference).

Exhibits	Description
3.1	Certificate of Incorporation of Point Capital, Inc., filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Commission on December 28, 2012 and incorporated herein by reference.
3.2	Bylaws of Point Capital, Inc., filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Commission on December 28, 2012 and incorporated herein by reference.
3.3	Certificate of Designation of the Series A Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 30, 2013 and incorporated herein by reference.
3.4	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on May 17, 2017 and incorporated herein by reference.
3.5	Amendment to Certificate of Incorporation for name change dated May 20, 2019, filed as an appendix to the Definitive Proxy Statement on Schedule 14A, filed with the Commission on May 1, 2019 and incorporated herein by reference.
3.6	Certificate of Designation of the Series B Convertible Preferred Stock, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
3.7	Certificate of Amendment filed with the Delaware Secretary of State on September 24, 2020, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 6, 2020 and incorporated herein by reference.
3.8	Certificate of Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
3.9	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on March 10, 2021, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 12, 2021 and incorporated herein by reference.
3.10	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 14, 2022, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on September 15, 2022 and incorporated herein by reference.
4.1*	Description of the Registrant’s Securities.
10.1	Stock Purchase Agreement dated April 24, 2013 between Point Capital, Inc. and Alpha Capital Anstalt, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 30, 2013 and incorporated herein by reference.
10.2	Corrected Asset Purchase Agreement with Blind Faith Concepts Holdings, Inc. dated September 28, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 20, 2018 and incorporated herein by reference.
10.3	Form of Return to Treasury Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 20, 2018 and incorporated herein by reference.
10.4	Form of Securities Purchase Agreement, dated October 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.5	Form of convertible note agreement with Investors dated October 2019, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.6	Form of Warrant, dated October 2019, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2019 and incorporated herein by reference.
10.7	Form of Securities Purchase Agreement for the purchase of Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.8	Form of Warrant related to Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.9	Form of registration rights agreement related to Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.

10.10	Form of Exchange Agreement for Convertible Notes, dated as of April 15, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.11	Form of Exchange Agreement for Series B Preferred Stock, dated as of April 15, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.12	Form of Subscription Agreement, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.13	Form of Consulting Agreement, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.14	Form of Advisory Agreement, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.15+	Employment Agreement by and between the Company and Eric Weisblum, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.16	Form of Securities Purchase Agreement, dated as of April 28, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 28, 2020 and incorporated herein by reference.
10.17	Form of Registration Rights Agreement, dated as of April 28, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 28, 2020 and incorporated herein by reference.
10.18	Form of Lock-Up Agreement, dated as of April 28, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 28, 2020 and incorporated herein by reference.
10.19	Patent License Agreement by and among the Company and Silo Pharma, Inc., a Florida corporation and their affiliates and subsidiaries and AIkido Pharma Inc., filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 11, 2021 and incorporated herein by reference.
10.20	Sponsored Research Agreement by and between the Company and the University of Maryland, Baltimore, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 11, 2021 and incorporated herein by reference.
10.21+	Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 28, 2021 and incorporated herein by reference.
10.22+	First Amendment to Employment Agreement, dated January 18, 2021, by and between the Company and Eric Weisblum, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 28, 2021 and incorporated herein by reference.
10.23	Form of Securities Purchase Agreement, dated as of February 9, 2021, between Silo Pharma, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.24	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.25	Form of Registration Rights Agreement, dated as of February 9, 2021, between Silo Pharma, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.26	Form of Lock-Up Agreement, dated as of February 9, 2021 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.27	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on February 12, 2021)

10.28#	Master License Agreement, dated February 12, 2021, by and between the Company and the University of Maryland, Baltimore (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021)
10.29#	Letter of Intent, dated February 12, 2021, by and between the Company and Aikido Pharma, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2021)
10.30	Patent License Agreement by and among the Company and Silo Pharma, Inc., a Florida corporation and their affiliates and subsidiaries and Aikido Pharma Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021).
10.31	Sponsored Research Agreement by and between the Company and the University of Maryland, Baltimore (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021).
10.32	Underwriting Agreement by and between the Company and Laidlaw & Company (UK) Ltd., as representative of the several underwriters named therein, dated September 26, 2022. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 30, 2022.)
10.33	Representative’s Warrant, dated as of September 29, 2022. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 30, 2022.)
10.34	Ryweck Employment Agreement, dated September 28, 2022. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2022.)
10.35	Form of First Amendment to Sponsored Research Agreement by and between the Company and Columbia University. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report om Form 8-K filed with the SEC on October 18, 2022).
10.36	Employment Agreement by and between the Company and Eric Weisblum, dated October 12, 2022. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022).
10.37	First Amendment to Employment Agreement by and between the Company and Daniel Ryweck, dated October 12, 2022. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022).
21.1*	Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILO PHARMA, INC.

Date: March 24, 2023	By:	/s/ Eric Weisblum
Eric Weisblum
Chairman, Chief Executive Officer\
(Principal Executive Officer\)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weisblum	Chairman, Chief Executive Officer,	March 24, 2023
Eric Weisblum	President, and Director (Principal Executive Officer)

/s/ Daniel Ryweck	Chief Financial Officer,	March 24, 2023
Daniel Ryweck	(Principal Accounting and Financial Officer)

/s/ Wayne D. Linsley	Director	March 24, 2023
Wayne D. Linsley

/s/ Dr. Kevin Muñoz	Director	March 24, 2023
Dr. Kevin Muñoz

/s/ Jeff Pavell	Director	March 24, 2023
Jeff Pavell

SILO PHARMA, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Silo Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SILO Pharma, Inc. (the “Company”) as of December 31, 2022, and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Research and Development

As described in Footnote 9 “Commitment and Contingencies”, on October 1, 2021, the Company entered into a Sponsored Research Agreement (the “Agreement”) with a university (the “University”) pursuant to which the Company prepaid the University certain research and development fees, which were recorded by the Company as a prepaid asset to be amortized to expense over the initial term of the Agreement. Due to delays in the performance of the research and development by the University and a resulting amendment to the Agreement to extend the term by a significant time frame, the Company had to modify its prepaid amortization method to a percentage of completion method, prospectively. The determination of the percentage of the completion of the project requires management to estimate the percentage completed.

We identified the estimate of the percentage of completion of the research and development project being performed by the University as a critical audit matter.

The primary procedures we performed to address this critical audit matter included (a) Reviewed the original and amended Agreement, (b) Inquired of management and gained an understanding of the method they used to estimate the percentage complete, (c) Confirmed the percentage of completion with the University, and (d) Recomputed the research and development expense for year 2022 and remaining prepaid asset at December 31, 2022 based upon the percentage of completion. We agreed with management’s estimate and amounts recorded.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2019.

Boca Raton, Florida

March 24, 2023

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,367,034	$9,837,001
Equity investments	3,118	419,995
Prepaid expenses and other current assets	135,894	145,324
Note receivable, including interest receivable of $6,010 at December 31, 2022	66,010	-

Total Current Assets	11,572,056	10,402,320

Note receivable - non-current, including interest receivable of $1,210 at December 31, 2021	-	61,210
Prepaid expenses and other assets - non-current	70,821	26,659

Total Assets	$11,642,877	$10,490,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$364,216	$417,937
Deferred revenue - current portion	72,102	72,102

Total Current Liabilities	436,318	490,039

LONG TERM LIABILITIES:
Deferred revenue - long-term portion	865,782	937,884

Total Long Term Liabilities	865,782	937,884

Total Liabilities	1,302,100	1,427,923

Commitment and Contingencies (see Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized:
Series A redeemable convertible preferred stock, $0.0001 par value, 1,000,000 shares designated; no shares issued and outstanding at December 31, 2022 and 2021 ($100 per share redemption value)	-	-
Series B convertible preferred stock, $0.0001 par value, 2,000 shares designated; no shares issued and outstanding at December 31, 2022 and 2021 ($1,000 per share liquidation value)	-	-
Series C convertible preferred stock, $0.0001 par value, 4,280 shares designated; 0 and 227 shares issued and and outstanding at December 31, 2022 and 2021, respectively ($1,000 per share liquidation value)	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 3,158,797 and 1,972,739 shares issued and outstanding at December 31, 2022 and 2021, respectively	316	197
Additional paid-in capital	17,511,589	12,324,646
Accumulated deficit	(7,171,128)	(3,262,577)

Total Stockholders’ Equity	10,340,777	9,062,266

Total Liabilities and Stockholders’ Equity	$11,642,877	$10,490,189

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2022	2021

LICENSE FEE REVENUES:	$72,102	$71,264

COST OF REVENUES	5,838	5,004

GROSS PROFIT	66,264	66,260

OPERATING EXPENSES:
Compensation expense	577,651	395,123
Professional fees	1,496,687	1,598,367
Research and development	1,286,434	693,910
Insurance expense	125,889	108,750
Bad debt recovery	(20,000)	(148,500)
Selling, general and administrative expenses	227,259	162,953

Total operating expenses	3,693,920	2,810,603

LOSS FROM CONTINUING OPERATIONS	(3,627,656)	(2,744,343)

OTHER INCOME (EXPENSE):
Interest and dividend income (expense), net	72,637	1,210
Other income from equity shares earned for lock up agreement	85,733	-
Gain on forgiveness of PPP note payable	-	19,082
Interest expense	(2,199)	(3,036)
Net realized gain (loss) on equity investments	(104,700)	6,660,483
Net unrealized (loss) gain on equity investments	(331,203)	248,588

Total other income (expense)	(279,732)	6,926,327

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(3,907,388)	4,181,984

Provision for income taxes	-	(24,876)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(3,907,388)	4,157,108

DISCONTINUED OPERATIONS:
Gain from sale of assets of discontinued operations, net of tax	-	1,553
Loss from discontinued operations, net of tax	(1,163)	(254,920)

LOSS FROM DISCONTINUED OPERATIONS	(1,163)	(253,367)

NET (LOSS) INCOME	(3,908,551)	3,903,741

Deemed dividend	-	(1,403,997)

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(3,908,551)	$2,499,744

NET (LOSS) INCOME PER COMMON SHARE:
Continuing operations - basic	$(1.71)	$1.45
Continuing operations - diluted	$(1.71)	$1.43
Discontinued operations - basic	$(0.00)	$(0.13)
Discontinued operations - diluted	$(0.00)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,284,240	1,897,315
Diluted	2,284,240	1,918,444

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Series B		Series C				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	-	$-	-	$-	1,702,839	$170	$7,042,846	$(5,762,321)	$1,280,695

Series C preferred stock issued for cash, net of offering cost	-	-	4,276	-	-	-	3,794,102	-	3,794,102

Deemed dividend upon issuance of preferred stock	-	-	-	-	-	-	1,403,997	(1,403,997)	-

Common stock warrants granted for services	-	-	-	-	-	-	83,728	-	83,728

Common stock issued for conversion of Series C preferred stock	-	-	(4,049)	-	269,900	27	(27)	-	-

Net income	-	-	-	-	-	-	-	3,903,741	3,903,741

Balance, December 31, 2021	-	-	227	-	1,972,739	197	12,324,646	(3,262,577)	9,062,266

Sale of common stock	-	-	-	-	1,150,000	115	4,940,833	-	4,940,948

Accretion of stock options expense to stock based compensation	-	-	-	-	-	-	111,014	-	111,014

Common shares issued for professional fees	-	-		-	20,000	2	135,098	-	135,100

Common stock issued for conversion of Series C preferred stock	-	-	(227)	-	15,167	2	(2)	-	-

Rounding of share due to reverse stock split	-	-	-	-	891	-	-	-	-

Net loss	-	-	-	-	-	-	-	(3,908,551)	(3,908,551)

Balance, December 31, 2022	-	$-	-	$-	3,158,797	$316	$17,511,589	$(7,171,128)	$10,340,777

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,908,551)	$3,903,741
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt recovery	(20,000)	(148,500)
Stock-based compensation and professional fees	156,047	83,728
Amortization of prepaid stock-based professional fees	-	107,970
Net realized loss (gain) on equity investments	104,700	(6,660,483)
Net unrealized loss (gain) loss on equity investments	331,203	(248,588)
Equity shares earned for lock up agreement	(85,733)	-
Gain on forgiveness of PPP note payable and accrued interest	-	(19,082)
Gain from disposal of assets from discontinued operations		(1,553)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	55,335	(38,862)
Assets of discontinued operations	-	(24,963)
Interest receivable	(4,800)	(1,210)
Accounts payable and accrued expenses	(53,721)	291,050
Deferred revenue	(72,102)	478,736

NET CASH USED IN OPERATING ACTIVITIES	(3,497,622)	(2,278,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of equity investments	66,707	7,020,526
Collection on note receivable written off prior to 2019	-	7,500
Collection on note receivable	20,000	164,500

NET CASH PROVIDED BY INVESTING ACTIVITIES	86,707	7,192,526

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of preferred stock	-	3,794,102
Net proceeds from sale of common stock	4,940,948	-
Advance from a related party	-	2,366
Repayment of advance from a related party	-	(2,366)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,940,948	3,794,102

NET CHANGE IN CASH AND CASH EQUIVALENTS:	1,530,033	8,708,612

CASH AND CASH EQUIVALENTS - beginning of the period	9,837,001	1,128,389

CASH AND CASH EQUIVALENTS - end of the period	$11,367,034	$9,837,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,199	$-
Income taxes	$25,159	$-

Non-cash investing and financing activities:
Increase in equity investments recorded as deferred revenue pursuant to a patent license agreement	$-	$531,250
Note receivable issued in connection with asset purchase agreement	$-	$60,000
Common stock issued for future services	$135,100	$-

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

On March 11, 2022, the Company stockholders approved granting discretionary authority to the Company’s Board of Directors to amend the Company’s Certificate of Incorporation to effect one or more consolidations of the Company’s issued and outstanding shares of common stock, pursuant to which the shares of common stock would be combined and reclassified into one share of common stock at a ratio within the range from 1-for-5 up to 1-for-50 (the “Reverse Stock Split”).

On September 14, 2022, the Company filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-50 reverse stock split (the “Reverse Stock Split”) with respect to the outstanding shares of the Company’s common stock. The Certificate of Amendment became effective on September 14, 2022. The Reverse Stock Split was previously approved by the sole director and the majority of stockholders of the Company. The Reverse Stock Split was deemed effective at the open of business on September 15, 2022. All share and per share data in the consolidated financial statements have been retroactively adjusted to reflect the effect of the reverse stock split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-K, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for financial information. The Company’s consolidated financial statements include financial statements for Silo Pharma, Inc. and its inactive wholly-owned subsidiary with the same name as the parent entity, Silo Pharma, Inc, as of December 31, 2022 and during the years ended December 31, 2022 and 2021. All intercompany transactions and balances have been eliminated.

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

Liquidity

As reflected in the accompanying consolidated financial statements, the Company generated a net loss of $3,908,551 and used cash in operations of $3,497,622 during the year ended December 31, 2022. Additionally, the Company has an accumulated deficit of $7,171,128 on December 31, 2022. As of December 31, 2022, the Company had working capital of $11,135,738.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash to meet its obligations for a minimum of twelve months from the date of this filing.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the years ended December 31, 2022 and 2021 include the collectability of notes receivable, the percentage of completion of research and development projects, valuation of equity investments, estimates of the deemed dividend, valuation allowances for deferred tax assets, the fair value of warrants issued with debt and for services, and the fair value of shares and stock options issued for services and in settlements.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. On December 31, 2022 and 2021, the Company had cash in excess of FDIC limits of approximately $10,868,000 and $9,100,000, respectively. Subsequent to December 31, 2022, the Company began transferring funds to other high quality financial institutions to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments.

Note Receivable

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

Prepaid Expenses

Prepaid expenses and other current assets of $135,894 and $145,324 on December 31, 2022 and 2021, respectively, consist primarily of costs paid for future services which will occur within a year. On December 31, 2022 and 2021, prepaid expenses and other assets – non-current amounted to $70,821 and $26,659, respectively. Prepaid expenses may include prepayments in cash and equity instruments for consulting, research and development, public relations and business advisory services, and legal fees which are being amortized over the terms of their respective agreements.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of December 31, 2022, and 2021 that would require either recognition or disclosure in the accompanying consolidated financial statements.

The Company recognized income tax expense of $0 and $24,876 for the years ended December 31, 2022, and 2021 (see Note 7).

Research and development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the years ended December 31, 2022 and 2021, research and development costs were $1,286,434 and $693,910, respectively.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. As of December 31, 2022, the Company has no leases. The Company will analyze any lease to determine if it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASU 2016-02. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) allocable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the as-if converted method. Potentially dilutive securities which included convertible preferred shares and stock options are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses.

The following potentially dilutive shares have been excluded from the calculation of diluted net income (loss) per share as their effect would be anti-dilutive for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Series C convertible preferred stock	-	15,133
Stock options	28,849	6,000
Warrants	404,580	347,080
	433,429	368,213

The following table presents a reconciliation of basic and diluted net income (loss) per share:

	For the Years Ended December 31,
	2022	2021
Income (loss) per common share – basic:
Income (loss) from continuing operations available to common stockholders	$(3,907,388)	$2,753,111
Loss from discontinued operations	(1,163)	(253,367)
Net income (loss) available to common stockholders	$(3,908,551)	$2,499,744
Weighted average common shares outstanding – basic	2,284,447	1,897,315

Net income (loss) per common share – basic
From continuing operations	$(1.71)	$1.45
From discontinued operations	$(0.00)	$(0.13)

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

	For the Years Ended December 31,
	2022	2021
Income (loss) per common share – diluted:
Income (loss) from continuing operations available to common stockholders	$(3,907,388)	$2,753,111
Add: interest expense, net	-	(3,036)
Numerator for income (loss) from continuing operations available to common stockholders per common share – diluted	(3,907,388)	2,750,075
Numerator for loss from discontinuing operations - diluted	(1,163)	(253,367)
Net income (loss) available to common stockholders – diluted	$(3,908,551)	$2,496,708

Weighted average common shares outstanding – basic	2,284,240	1,897,315
Effect of dilutive securities:
Options	-	5,996
Preferred shares	-	15,133
Weighted average common shares outstanding – diluted	2,284,240	1,918,444

Net income (loss) per common share – diluted
From continuing operations	$(1.71)	$1.43
From discontinued operations	$(0.00)	$(0.13)

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2020-06 during the first quarter of 2022 and the adoption did not have material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Equity Investments at Fair Value

The Company accounted for certain equity investments at fair value using level 1, level 2 and level 3 valuations. Assets and liabilities measured at fair value on a recurring basis are as follows on December 31, 2022 and 2021:

	On December 31, 2022			On December 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Equity investments consisting of common stock, at fair value	$3,118	$—	$—	$419,995	$—	$—

The following table summarizes activity in the Company’s equity investments, at fair value for the periods presented:

	December 31, 2022	December 31, 2021
Balance, beginning of year	$419,995	$—
Additions	85,733	531,250
Sales at original cost	(171,407)	(359,843)
Unrealized (loss) gain	(331,203)	248,588
Balance, end of year	$3,118	$419,995

On December 31, 2022, equity instruments, at fair value consisted of common equity securities of one entity, Home Bistro, Inc.

During the year ended December 31, 2021, the Company recorded a net realized gain on equity investments of $6,660,483 primarily attributed to a gain from the sale of the Company’s equity investment in DatChat, Inc. of $6,657,120 and Aikido Pharma, Inc. of $3,363.

During the year ended December 31, 2022, the Company received 1,559 shares of Home Bistro, Inc. common stock with grant date fair value of $85,733, or $55.00 per share, in exchange for entering into a lock up and leak out agreement which was recorded as other income from equity shares earned for services in the accompanying consolidated statement of operations. The Company measures equity securities received for services at fair value on the date of receipt.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

During the year ended December 31, 2022, the Company sold its equity investments in Aikido Pharma, Inc. with cost of $171,407 for gross proceeds of $66,707 and the Company recorded a net realized loss on equity investments amounting to $104,700 as reflected in the accompanying consolidated statement of operations.

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

Equity Investments at Cost

On December 31, 2022 and 2021, the Company did not have non-marketable capital stock and stock warrants recorded at cost.

NOTE 4 – DISPOSAL OF THE DISCONTINUED OPERATIONS OF THE NFID BUSINESS

On September 30, 2021, the Company entered into and closed on an Asset Purchase Agreement (see Note 1) with NFID, LLC, an unrelated party, a Florida limited liability company, whereby the Company sold certain assets, properties, and rights in connection with its NFID trademark name, logos, domain, and apparel clothing and accessories for a purchase price of $60,000 in the form of a promissory note amounting to $60,000. The promissory note bears 8% interest per annum and matures on October 1, 2023. As of December 31, 2022, the Note had a principal balance of $60,000 and accrued interest receivable of $6,010 for a total outstanding receivable balance of $66,010.

As of December 31, 2021, the Note had a principal balance of $60,000 and accrued interest receivable of $1,210 for a total outstanding receivable balance of $61,210.

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

The following table set forth the selected financial data of the Company’s gain from sale of the NFID business on September 30, 2021, the date of sale:

September 30, 2021
Assets:
Current assets:
Inventory, net	$58,447
Total assets	$58,447

Liabilities:
Total liabilities	$—
Net asset of NFID business disposed	$58,447
Consideration in the form of a note receivable	60,000
Gain from sale of NFID business	$1,553

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The summarized operating result of discontinued operations of the NFID Business included in the Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021 is as follows:

	For the Years Ended
	December 31,
	2022	2021
Product sales, net	$-	$119,405
Cost of sales	1,079	103,824
Gross profit (loss)	(1,079)	15,581
Total operating and other non-operating expenses	(84)	(270,501)
Gain from sale of NFID business	-	1,553
Loss from discontinued operations	$(1,163)	$(253,367)

NOTE 5 – NOTES RECEIVABLE

	December 31, 2022	December 31, 2021
Principal amounts of notes receivable	$60,000	$220,000
Additional notes receivable	-	60,000
Collections on notes receivables	-	(164,500)
Less: allowance for doubtful accounts	-	(55,500)
Total Notes receivable, net	60,000	60,000
Less: notes receivable, net – current portion	(60,000)	-
Notes receivable – non-current	$-	$60,000

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

In December 2019, pursuant to claim purchase agreements (“Claim Purchase Agreements”), the Company sold its notes receivable and related interest receivable balances in the aggregate amount of $277,305 to an investor. Pursuant to the Claim Purchase Agreements, the investor agreed to pay the Company the purchase price of $277,305 on the earlier of the payment of six-monthly installments or upon the liquidation of settlement securities of the Seller pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The first installment was to be made following entry and full effectuation of a court order approving the settlement of the claim which occurred on March 6, 2020 in the United States District Court for the District of Maryland Northern Division.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

As of December 31, 2018, the Company determined that this note receivable was doubtful and accordingly, recorded an allowance for doubtful account and bad debt expense of $50,000. Between April 2020 and December 2020, the Company collected an aggregate of $30,000 on the notes receivable balance. During the year ended December 31, 2020, the Company recorded an additional allowance for doubtful account and bad debt expense of $146,500 and wrote off interest receivable of $27,876 due to slow collection of the installment payments pursuant to the Claim Purchase Agreements. As of December 31, 2020, aggregate allowance for doubtful account amounted to $196,500 and the balance of notes receivable, net amounted to $23,500.

On June 7, 2021, the Company and the investor, entered into a settlement agreement whereby both parties agreed to settle the remaining balance of this note receivable which was previously written off in year 2020 for a total settlement amount of $196,000 to be paid as follows; (i) an initial payment of $46,000 upon execution of the settlement agreement and (ii) $10,000 per month for fifteen months. During the year ended December 31, 2021, the Company received a $23,500 payment that was applied to the note receivable balance due and recovered $141,000 of the $196,500 of bad debt allowance. During the year ended December 31, 2022, $20,000 was collected under this settlement agreement. Accordingly, during the years ended December 31, 2022 and 2021, the Company recorded bad debt recovery of $20,000 and $141,000, respectively. As of December 31, 2022, $35,500 remains collectible under this settlement agreement and such amount has been fully reserved as of December 31, 2022.

In connection with another note receivable balance previously written off in 2018, during the year ended December 31, 2021, the Company recovered an aggregate of $7,500 of bad debt previously written off and recorded bad debt recovery of $7,500 in the accompanying consolidated statement of operations.

On September 30, 2021, the Company executed a note receivable agreement with NFID, LLC in connection with an Asset Purchase Agreement (see Note 4). The promissory note bears 8% interest per annum and matures on October 1, 2023. The outstanding principal and accrued interest shall be due and payable on maturity. As of December 31, 2021, this note receivable had outstanding principal receivable of $60,000 and accrued interest receivable of $1,210 for a total receivable balance of $61,210 which is reflected in the accompanying consolidated balance sheet as note receivable – non-current. As of December 31, 2022, this note receivable had outstanding principal receivable of $60,000 and accrued interest receivable of $6,010 for a total receivable balance of $66,010 which is reflected in the accompanying consolidated balance sheet as note receivable – current.

NOTE 6 – STOCKHOLDERS’ EQUITY

Shares Authorized

The Company has 505,000,000 shares authorized which consist of 500,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Preferred stock

In April 2013, the Company designated 1,000,000 shares of preferred stock as Series A Convertible Preferred Stock and in November 2019, the Company designated 2,000 shares of preferred stock as Series B Convertible Preferred Stock. As of December 31, 2022, and 2021, there were no shares of the Series A and Series B preferred stock issued and outstanding.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Series C Convertible Preferred Stock

On February 9, 2021, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Certificate of Designations”) with the Delaware Secretary of State, designating 4,280 shares of preferred stock as Series C Convertible preferred stock.

●	Designation. The Company has designated 4,280 shares of preferred stock as Series C Convertible preferred stock. Each share of Series C Convertible Preferred Stock has a par value of $0.0001 per share and a stated value of $1,000 (the “Series C Stated Value”).

●	Dividends. Holders of Series C Convertible preferred stock shall be entitled to receive dividends (on an as-if-converted-to-common-stock basis) in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of the Series C Convertible preferred stock.

●	Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series C Convertible preferred stock shall be entitled to receive the same amount that a holder of common stock would receive if the Series C Convertible preferred stock were fully converted (disregarding any conversion limitations) which amounts shall be paid pari passu with all holders of common stock.

●	Voting Rights. Except as otherwise provided in the Certificate of Designations or as otherwise required by law, the Series C Convertible preferred stock shall have no voting rights. However, as long as any shares of Series C Convertible preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series C Convertible preferred stock, (a) alter or change adversely the powers, preferences or rights given to the Series C Convertible preferred stock or alter or amend the Certificate of Designations, (b) amend its Certificate of Incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Series C Convertible preferred stock, (c) increase the number of authorized shares of Series C Convertible preferred stock, or (d) enter into any agreement with respect to any of the foregoing.

●	Conversion. Each share of Series C Convertible preferred stock is convertible, at any time and from time to time after the issuance date, at the option of the holder, into such number of shares of common stock determined by dividing the Series C Stated Value by the Series C Conversion Price. “Series C Conversion Price” means $15.00, subject to adjustment in the event of stock split, stock dividends, subsequent right offerings and similar recapitalization transactions.

●	Forced Conversion. Notwithstanding anything herein to the contrary, after the date that the Company’s stockholder approval is obtained and deemed effective, the Company may deliver a written notice to all holders (the “Forced Conversion Notice Date”) to cause each holder to convert all or part of such holder’s Series C Convertible preferred stock pursuant to Section 6 (“Forced Conversion”), it being agreed that the “Conversion Date” shall be deemed to occur no later than the earlier of (i) two (2) trading days and (ii) the number of trading days comprising the standard settlement period following the Forced Conversion Notice Date; provided, however, a holder shall only be required to convert pursuant to a Forced Conversion to the extent that such conversion would not cause a holder to exceed its beneficial ownership limitation. On March 10, 2021, the Company obtained the stockholders’ approval forcing the conversion of all the Series C Convertible preferred stock. On April 12, 2021, the Company notified holders of 4,049 shares of its Series C Convertible preferred stock of its election to force the conversion to its Series C Convertible preferred stock into shares of the Company’s common stock and on March 31, 2022, the Company notified holders of the remaining 227 shares of its Series C Convertible preferred stock of its election to force the conversion to its Series C Convertible preferred stock into shares of the Company’s common stock (see below).

●	Exercisability. A holder of Series C Convertible preferred stock may not convert any portion of the Series C Convertible preferred stock to the extent that the holder, together with its affiliates and any other person or entity acting as a group, would own more than 4.99% (or, upon election by a holder prior to issuance, 9.99%) of the outstanding shares of the Company’s common stock after conversion, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Series C Convertible Preferred Stock Financing

On February 9, 2021 (the “Effectiveness Date”), the Company entered into securities purchase agreements (collectively, the “Series C Purchase Agreements”) with certain institutional and accredited investors for the sale of an aggregate of 4,276 shares of the Company’s Series C Convertible Preferred Stock and warrants (the “February Warrants”) to purchase up to 285,067 shares (the “February Warrant Shares”) of the Company’s common stock for gross proceeds of approximately $4,276,000, before deducting placement agent and other offering expenses of $481,898 which are offset against the proceeds in additional paid in capital. The offering closed on February 12, 2021. Accordingly, the Company recognized a total deemed dividend of $1,403,997 for the beneficial conversion feature in connection with the issuance of these Series C Convertible preferred stock.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

In addition, pursuant to the terms of the offering, the Company issued Bradley Woods & Co, Ltd. and Katalyst Securities LLC warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 57,013 shares of common stock, or 10% of the shares of common stock issuable upon conversion of the Series C Preferred Stock and February Warrant Shares sold in the offering. The Placement Agent Warrants are exercisable for a period of five years from the closing date of the offering at an exercise price of $17.50 per share, subject to adjustment. The Placement Agent Warrants were valued at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.50%, expected dividend yield of 0%, expected term of 5 years using the simplified method and expected volatility of 169% based on comparable and calculated volatility. The aggregate grant date fair value of these Placement Agent Warrants amounted to approximately $1,106,000 and was recorded against the proceeds with no net effect on the consolidated financial statements.

The net proceeds of the offering are expected to be used for working capital purposes and to further execute on the Company’s existing business.

Conversion of Series C Convertible Preferred Stock into Common Stock

On April 12, 2021, the Company notified holders of its Series C Convertible Preferred Stock of its election to force the conversion to 4,049 shares of its Series C Convertible Preferred Stock into 269,900 shares of the Company’s common stock. As of December 31, 2021, there were 227 shares of the Company’s Series Convertible Preferred Stock issued and outstanding.

On March 31, 2022, the Company notified holders of the remaining 227 shares of its Series C Convertible preferred stock of its election to force the conversion to its Series C Convertible preferred stock into shares of the Company’s common stock pursuant to the Certificate of Designations unless such conversion would cause the holder to exceed its beneficial ownership limitation pursuant to the Certificate of Designations. On March 31, 2022, the Company converted 227 Series C Convertible preferred stock into 15,167 shares of common stock.

As of December 31, 2022, there were no shares of Series C Convertible preferred stock issued and outstanding.

Sale of Common Stock

On September 26, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Laidlaw & Company (UK) Ltd., as representative of the several underwriters identified therein (the “Underwriters”), relating to the public offering (the “Offering”) of 1,000,000 shares of the Company’s common stock (the “Firm Shares”), at public offering price of $5.00 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days following the closing of the Offering, to purchase up to an additional 150,000 shares of common stock at the public offering price to cover over-allotments, if any. On September 28, 2022, the Underwriters fully exercised their over-allotment option and purchased an additional 150,000 shares (the “Option Shares,” together with the Firm Shares, the “Shares”). On September 29, 2022, the Company closed the Offering and issued the Shares for aggregate net proceeds of $4,940,948, after deducting underwriting discounts and commissions and offering expenses. The Company intends to use the net proceeds from the offering for research and development activities, sales and marketing, general working capital purposes, potential acquisitions of other companies, products or technologies, and to repay certain indebtedness. Concurrently with the closing of the Offering, the Company also issued warrants to purchase an aggregate of up to 57,500 shares of its common stock to the representative of the Underwriters or its designees, at an exercise price of $6.25 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable beginning on March 25, 2023, and expire on September 26, 2027, pursuant to the terms and conditions of the Representative’s Warrants.

Common Stock Issued for Services

On August 29, 2022, the Company entered into a one-year consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 20,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $135,100, or $6.755 per common share, based on contemporaneous common share sales by the Company. In connection with this consulting agreement, during the year ended December 31, 2022, the Company recorded stock-based professional fees of $45,033 and prepaid expenses of $90,067 which will be amortized into stock-based professional fees over the remaining term of the agreement.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

On December 29, 2021 and effective January 1, 2022, the Board granted an aggregate of 6,849 incentive stock options under the 2020 Plan, to two non-employee board members, exercisable at $7.30 per share which expire on December 26, 2026 and vest on the first anniversary date of the grant date. These options were valued at $30,224 on the grant date using a Binomial Lattice option pricing model with the following assumptions: risk-free interest rate of 0.75%, expected dividend yield of 0%, expected term of 2 years using the simplified method and expected volatility of 115% based on historical volatility. The Company recorded the fair value of the unvested stock options, in the amount of $30,224, as deferred compensation which is being amortized over the vesting period. During the year ended December 31, 2022, the Company amortized $30,224 of the deferred compensation which was recorded as compensation expenses in the consolidated statement of operations. As of December 31, 2022, the deferred compensation related to this issuance had a balance of $0.

On January 27, 2022, pursuant to an Employment Agreement (see Note 9), an aggregate of 16,000 incentive stock options were issued under the 2020 Plan, to Dr. Kou, exercisable at $10.00 per share and expires on January 31, 2032. The stock options vest as follows: (i) 6,000 stock options upon issuance; (ii) 5,000 vests on October 31, 2022 and; (iii) 5,000 vests on October 31, 2023. The 16,000 stock options had a fair value of $94,915 which were valued at the grant date using a Binomial Lattice option pricing model with the following assumptions: risk-free interest rate of 1.18%, expected dividend yield of 0%, expected term of 2 years using the simplified method and expected volatility of 117% based on historical volatility. The Company recorded the fair value of the stock options, in the amount of $94,915, as deferred compensation which is being amortized over the vesting period. During the year ended December 31, 2022, the Company amortized $80,790 of the deferred compensation which was recorded as compensation expenses in the consolidated statement of operations. As of December 31, 2022, the deferred compensation related to his employment agreement had a balance of $14,125.

Stock option activities for the year ended December 31, 2022 and 2021 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2020	6,000	$0.005	3.5	$127,290
Granted	6,849	7.30	-	-
Balance Outstanding, December 31, 2021	12,849	0.001	2.5	42,870
Granted	16,000	10.0	-	-
Forfeited	-		-	-
Balance Outstanding, December 31, 2022	28,849	$7.28	7.28	$20,130
Exercisable, December 31, 2022	23,849	$6.71	6.31	$20,130

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Warrant activities for the year ended December 31, 2022 and 2021 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2020	-	$-	-	-
Granted	347,080	15.50	4.1	-
Balance Outstanding, December 31, 2021	347,080	15.50	4.1	-
Granted	57,500	6.25	5.0	-
Balance Outstanding, December 31, 2022	404,580	$14.05	3.3	-
Exercisable, December 31, 2022	404,580	$14.05	3.3	-

NOTE 7 - INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on December 31, 2022 and 2021 consist of net operating loss carry-forwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. As of December 31, 2022 and 2021, the Company had not recorded a liability for any unrecognized tax positions.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Income tax (benefit) liability at U.S. statutory rate	$(820,796)	$819,786
Income tax (benefit) liability – state	(254,056)	253,743
Permanent differences	133,994	(20,893)
Change in valuation allowance	940,858	(1,027,760)
Total provision for income tax	$-	$24,876

The Company’s approximate net deferred tax asset as of December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Deferred Tax Asset:
Net operating loss carryforward	$1,550,388	$609,530
Total deferred tax asset before valuation allowance	1,550,388	609,530
Valuation allowance	(1,550,388)	(609,530)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $5,638,000 on December 31, 2022. Future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The net operating loss carry forwards may be available to reduce future years’ taxable income. Net loss carryforwards in the amount of $5,638,000 from 2018 onwards can be carried over indefinitely, subject to annual usage limits. Management believes that it appears more likely than not that the Company will not realize these tax benefits due to the Company’s continuing losses for income taxes purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit related to the U.S. net operating loss carry forwards to reduce the asset to zero. Management will review this valuation allowance periodically and will make adjustments as necessary. In 2022, the valuation allowance increased by $940,858.

NOTE 8 – CONCENTRATIONS

Customer concentration

For the years ended December 31, 2022 and 2021, one licensee accounted for 100% total revenues from customer license fee.

Vendor concentrations

For the years ended December 31, 2022 and 2021, one licensor accounted for 100% of the Company’s vendor license agreements (see below) related to the Company’s biopharmaceutical operation.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

On October 12, 2022, the Company entered into a new employment agreement with Eric Weisblum (the “2022 Weisblum Employment Agreement”) pursuant to which Mr. Weisblum’s (i) base salary will be $350,000 per year, (ii) Mr. Weisblum will be paid a one-time signing bonus of $100,000, and (iii) Mr. Weisblum shall be entitled to receive an annual bonus of up to $350,000, subject to the sole discretion of the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), and upon the achievement of additional criteria established by the Compensation Committee from time to time (the “Annual Bonus”). In addition, pursuant to the 2022 Weisblum Employment Agreement, upon termination of Mr. Weisblum’s employment for death or Total Disability (as defined in the 2022 Weisblum Employment Agreement), in addition to any accrued but unpaid compensation and vacation pay through the date of his termination and any other benefits accrued to him under any Benefit Plans (as defined in the 2022 Weisblum Employment Agreement) outstanding at such time and the reimbursement of documented, unreimbursed expenses incurred prior to such termination date (collectively, the “Weisblum Payments”), Mr. Weisblum shall also be entitled to the following severance benefits: (i) 24 months of his then base salary; (ii) if Mr. Weisblum elects continuation coverage for group health coverage pursuant to COBRA Rights (as defined in the 2022 Weisblum Employment Agreement), then for a period of 24 months following Mr. Weisblum’s termination he will be obligated to pay only the portion of the full COBRA Rights cost of the coverage equal to an active employee’s share of premiums (if any) for coverage for the respective plan year; and (iii) payment on a pro-rated basis of any Annual Bonus or other payments earned in connection with any bonus plan to which Mr. Weisblum was a participant as of the date of his termination (together with the Weisblum Payments, the “Weisblum Severance”). Furthermore, pursuant to the 2022 Weisblum Employment Agreement, upon Mr. Weisblum’s termination (i) at his option (A) upon 90 days prior written notice to the Company or (B) for Good Reason (as defined in the 2022 Weisblum Employment Agreement), (ii) termination by the Company without Cause (as defined in the 2022 Weisblum Employment Agreement) or (iii) termination of Mr. Weisblum’s employment within 40 days of the consummation of a Change in Control Transaction (as defined in the Weisblum Employment Agreement), Mr. Weisblum shall receive the Weisblum Severance; provided, however, Mr. Weisblum shall be entitled to a pro-rated Annual Bonus of at least $200,000. In addition, any equity grants issued to Mr. Weisblum shall immediately vest upon termination of Mr. Weisblum’s employment by him for Good Reason or by the Company at its option upon 90 days prior written notice to Mr. Weisblum, without Cause.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

On October 12, 2022, the Company entered into an amendment to the Ryweck Employment Agreement by and between the Company and Daniel Ryweck dated September 27, 2022, pursuant to which Mr. Ryweck’s base salary was increased to $60,000 per year.

Dr. James Kuo

On January 27, 2022, the Company and Dr. James Kuo entered into an employment agreement (“Kuo Employment Agreement”) for Dr. Kuo to serve as the Vice President of Research & Development. The Kuo Employment Agreement shall be effective as of the date of the agreement and shall automatically renew for a period of one year at every anniversary of the effective date, with the same terms and conditions, unless either party provides written notice of its intention not to extend the term of the Kuo Employment Agreement at least thirty days prior to the applicable renewal date. Dr. Kuo shall be paid an annual base salary of $30,000. For each twelve-month period of his employment, Dr. Kuo shall be entitled to a bonus whereby amount and terms shall be in the sole and absolute discretion of the Board of Directors (“Board”) and shall be payable at the Company’s sole option in stock or in cash. In addition, an aggregate of 16,000 incentive stock options were granted under the 2020 Plan to Dr. Kou, exercisable at $10.00 per share and expires on January 31, 2032. The stock options vest as follows: (i) 6,000 stock options upon issuance; (ii) 5,000 vests on October 31, 2022 and; (iii) 5,000 vests on October 31, 2023. The 16,000 stock options had a fair value of $94,915 which valued at grant date using Binomial Lattice option pricing model with the following assumptions: risk-free interest rate of 1.18%, expected dividend yield of 0%, expected term of 2 years using the simplified method and expected volatility of 117% based on calculated volatility. The Company recorded the fair value of the stock options, in the amount of $94,915, as deferred compensation which is being amortized over the vesting period. During the year ended December 31, 2022, the Company amortized $80,790 of the deferred compensation which was recorded as compensation expenses in the consolidated statement of operations. As of December 31, 2022, the deferred compensation had a balance of $14,125 (see Note 7).

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

On June 22, 2022, the Parties entered into a third amendment to the commercial evaluation and license agreement dated February 26, 2021 (“Third Amendment”). The Third Amendment expands the scope of the license granted in the License Agreement to add additional patent rights with respect to an invention generally known as Peptide-Targeted Liposomal Delivery for Treatment Diagnosis, and Imaging of Diseases and Disorders. In consideration of the licenses granted under this Third Amendment, Company agreed to pay a one-time, non-refundable fee of $2,500 which was recorded as research and development expense in the consolidated statement of operations during the year ended December 31, 2022. On December 16, 2022, the Company and UMB entered into a fourth amendment to License Agreement (the “Fourth Amendment”) dated February 26, 2021 to extend the term of the License Agreement until March 31, 2023. In addition, the parties agreed in the Fourth Amendment to allow the Company to extend the term of the License Agreement to June 30, 2023 by paying UMB a fee of $1,000 on or before February 28, 2023. This fee was paid and thus the term of the License Agreement was extended to June 30, 2023.

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

DECEMBER 31, 2022 AND 2021

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

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments (see below for payment terms), (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. The Company paid to UMB a license fee of $75,000, payable as follows: (a) $25,000 was due within 30 days following the effective date; and (b) $50,000 on or before the first anniversary of the effective date, which was paid in February 2022. The license fee is non-refundable and is not creditable against any other fee, royalty or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The Company paid $25,000 license fee on February 17, 2021 and $50,000 in February 2022 which was recorded as prepaid expense and is being amortized over the 15-year term. During the years ended December 31, 2022 and 2021, the Company recognized license fees of $5,000 and $4,375, respectively, from the amortization of prepaid license fees. On December 31, 2021, prepaid expense and other current assets – current amounted $5,000 and prepaid expense – non-current amounts $15,625. On December 31, 2022, prepaid expense and other current assets – current amounted $5,000 and prepaid expense – non-current amounts $60,625 as reflected in the consolidated balance sheets.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below - Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. During the years ended December 31, 2022 and 2021, the Company recognized license fees of $828 and $628, respectively, from the amortization of the sublicense fee. On December 31, 2021, prepaid expense and other current assets – current amounted $838 and prepaid expenses – non-current amounts $11,034 and on December 31, 2022, prepaid expense and other current assets – current amounted $838 and prepaid expenses – non-current amounts $10,196 as reflected in the consolidated balance sheets.

License Agreements between the Company and Customer

Customer Patent License Agreement with Aikido Pharma Inc.

On January 5, 2021, the Company and its subsidiary Silo Pharma, Inc., entered into a patent license agreement (“License Agreement”) (collectively, the “Licensor”) and Aikido Pharma Inc. (“Aikido” or the “Customer”), as amended on April 12, 2021, pursuant to which the Licensor granted Aikido an exclusive, worldwide (“Territory”), sublicensable, royalty-bearing license to certain intellectual property: (i) to make, have made, use, provide, import, export, lease, distribute, sell, offer for sale, develop and advertise certain licensed products and (ii) to develop and perform certain licensed processes for the treatment of cancer and symptoms caused by cancer (“Field of Use”).

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

Pursuant to the License Agreement, the Company is required to prepare file, prosecute, and maintain the licensed patents. Unless earlier terminated, the term of the license to the licensed patents will continue until the expiration or abandonment of all issued patents and filed patent applications within the licensed patents. The Company may terminate the License Agreement upon 30 day written notice if Aikido fails to pay any amounts due and payable to the Company or if Aikido or any of its affiliates brings a patent challenge against the Company, assists others in bringing a legal or administrative challenge to the validity, scope, or enforceability of or opposes any of the licensed patents (“Patent Challenge”) against the Company (except as required under a court order or subpoena). Aikido may terminate the Agreement at any time without cause, and without incurring any additional penalty, (i) by providing at least 30 days’ prior written notice and paying the Company all amounts due to it through such termination effective date. Either party may terminate the Agreement for material breaches that have failed to be cured within 60 days after receiving written notice. The Company collected the non-refundable cash payment of $500,000 on January 5, 2021 which was recorded as deferred revenue to be recognized as revenues over 15 years, the estimated term of the UMB Master License Agreement.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Prior to the April 12, 2021, issuance of the common stock in lieu of the Series M Convertible Preferred Stock as discussed above, the Company valued the 500 Series M Convertible Preferred stock which was equivalent into Aikido’s 625,000 shares of common stock at a fair value of $0.85 per common share or $531,250 based quoted trading price of Aikido’s common stock on the date of grant. The Company recorded an equity investment of $531,250 (see Note 3) and deferred revenue of $531,250 to be recognized as revenues over the estimated term of the UMB Master License. Accordingly, the Company recorded a total deferred revenue of $1,031,250 ($500,000 cash received and $531,250 value of equity securities received) to be recognized as revenues over the 15-year term. During the years ended December 31, 2022 and 2021, the Company recognized license fee revenues of $68,750 and $68,750, respectively. On December 31, 2021, deferred revenue – current portion amounted $68,750 and deferred revenue – long-term portion amounted $893,750. On December 31, 2022, deferred revenue – current portion amounted $68,750 and deferred revenue – long-term portion amounted $825,000 as reflected in the consolidated balance sheets.

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

Pursuant to the Sublicense Agreement, Aikido agreed to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. During the years ended December 31, 2022 and 2021, the Company recognized revenue of $3,352 and $2,514, respectively. On December 31, 2021, deferred revenue – current portion amounted $3,352 and deferred revenue – long-term portion amounted $44,134, and on December 31, 2022, deferred revenue – current portion amounted $3,352 and deferred revenue – long-term portion amounted $40,782 as reflected in the consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Sponsored Research Agreement with The Regents of the University of California

On June 1, 2021 (the “Effective Date”), the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. Pursuant to the Agreement, the Company shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the Effective Date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. During the years ended December 31, 2022 and 2021, pursuant to the Sponsored Research Agreement, the Company paid to UCSF $181,710 and $100,570, respectively, which were recorded to prepaid expense and other current assets – current to be amortized over the two-year period. During the years ended December 31, 2022 and 2021, the Company recorded research and development expense of $178,568 and $92,855, respectively, from the amortization of the prepaid research and development fees. On December 31, 2022 and 2021, prepaid research and development fees amounted to $10,857 and $7,715, respectively which is reflected in prepaid expenses and other current assets – current on the accompanying consolidated balance sheets.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The Company paid the first payment of $92,095 on September 1, 2021 and on August 31, 2022, the Company paid the second payment of $92,095. These payments were recorded to prepaid expense and other current assets – current to be amortized into research and development expense during the year ended December 31, 2022. During the years ended December 31, 2022 and 2021, the Company recorded research and development expense of $187,090 and $92,095, respectively, from the amortization of these prepaid research and development fees and other expenses. On December 31, 2022, the Company owed UMB $92,095 which was included in accounts payable on the accompanying consolidated balance sheet.

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

During the years ended December 31, 2022 and 2021, the Company recorded research and development expense of $646,236 and $359,021, respectively, from the amortization of the prepaid research and development fees. As of December 31, 2021, prepaid expense related to this sponsored research agreement was $71,804. As of December 31, 2022, accrued expenses related to this sponsored research agreement were $143,607. As of December 31,2022, the Company estimates that this research project is approximately 70% complete.

Research Agreement with Reprocell

On October 25, 2022, (the “Effective Date”), the Company entered into a research agreement (the “Reprocell Research Agreement”) with Reprocell pursuant to which Reprocell shall conduct a study to assess the binding of a peptide on healthy and rheumatoid arthritis synovial tissue. Pursuant to the Reprocell Research Agreement, the Company shall pay Reprocell a total fee of $41,306 to conduct the research over a three-month period. During the year ended December 31, 2022, pursuant to the Reprocell Research Agreement, the Company paid to Reprocell $21,172 which was recorded to prepaid expense and other current assets – current to be amortized over the three-month period. During the year ended December 31, 2022, the Company recorded research and development expense of $33,252 from the amortization of the prepaid research and development fees. As of December 31, 2022, accrued expenses related to this research agreement were $12,080.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

During the years ended December 31, 2022 and 2021, the Company entered into other research and development agreements. In connection with such agreements, the Company recorded research and development expense of $241,288 and $109,202, respectively.

On December 31, 2022, future amounts due under sponsored study and research agreements between the Company and vendors is as follows:

Year ended December 31,	Amount
2023	$898,967
Total	$898,967

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

Pursuant to the terms of the JV Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the JV Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of December 31, 2022 and as of the current date of this report, the joint venture entity has not been formed yet.

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

Amended Service Agreement

On September 10, 2021 (“Effective Date”), the Company entered into an Amendment Agreement (“Amended Service Agreement”) to a certain service agreement dated on September 8, 2020 with the University of Texas (“University”) at Austin whereby the University will provide advisory service and assist the Company on identifying license and sponsored research opportunities for the Company. The Company shall pay the University $5,000 per quarter starting on the Effective Date. Any cost incurred will be reimbursed only after prior written consent by the Company. The term of the Amended Service Agreement is for 36 months unless earlier terminated by either party upon giving a written notice as defined in the agreement. During the years ended December 31, 2022 and 2021, the Company paid $25,000 and $5,000 related to this agreement which in included in professional fees on the accompanying consolidated statements of operations, respectively.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 10 – SUBSEQUENT EVENTS

Stock Repurchase Plan

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1.0 million of the Company’s issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. Through the date of this report, no common shares have been repurchased.