Form 10-Q
period 2023-03-31
Silo Pharma, Inc.
filed 2023-05-12
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Registrant’s telephone number, including area code: (718)400,9031)

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

As of May 10, 2023, 3,158,797 shares of common stock, par value $0.0001 per share, were outstanding.

SILO PHARMA, INC. AND SUBSIDIARY
FORM 10-Q
MARCH 31, 2023

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,666,007	$11,367,034
Short-term investments, at fair value	6,013,578	-
Equity investments, at fair value	3,508	3,118
Prepaid expenses and other current assets	204,348	135,894
Note receivable, including interest receivable of $7,193 and $6,010 at March 31, 2023 and December 31, 2022	67,193	66,010

Total Current Assets	10,954,634	11,572,056

Prepaid expenses and other assets - non-current	69,361	70,821

Total Assets	$11,023,995	$11,642,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$660,279	$364,216
Deferred revenue - current portion	72,102	72,102

Total Current Liabilities	732,381	436,318

LONG TERM LIABILITIES:
Deferred revenue - long-term portion	847,757	865,782

Total Long Term Liabilities	847,757	865,782

Total Liabilities	1,580,138	1,302,100

Commitments and Contingencies (see Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized:

Series C convertible preferred stock, $0.0001 par value, 4,280 shares designated; No shares issued and outstanding at March 31, 2023 and December 31, 2022 ($1,000 per share liquidation value)	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 3,158,797 shares issued and outstanding at March 31, 2023 and December 31, 2022	316	316
Additional paid-in capital	17,515,826	17,511,589
Accumulated other comprehensive income	5,239	-
Accumulated deficit	(8,077,524)	(7,171,128)

Total Stockholders’ Equity	9,443,857	10,340,777

Total Liabilities and Stockholders’ Equity	$11,023,995	$11,642,877

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

LICENSE FEE REVENUES:	$18,026	$18,026

COST OF REVENUES	1,460	1,460

GROSS PROFIT	16,566	16,566

OPERATING EXPENSES:
Compensation expense	162,257	127,181
Professional fees	365,270	196,248
Research and development	202,913	170,279
Insurance expense	24,645	33,292
Bad debt recovery	-	(20,000)
Selling, general and administrative expenses	64,966	36,825

Total operating expenses	820,051	543,825

LOSS FROM CONTINUING OPERATIONS	(803,485)	(527,259)

OTHER INCOME (EXPENSE):
Interest and dividend income, net	64,388	415
Other income from equity shares earned for lock up agreement	-	85,733
Interest expense	(1,655)	-
Penalty expense	(166,034)	-
Net unrealized gain (loss) on equity investments	390	(161,798)

Total other expense	(102,911)	(75,650)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(906,396)	(602,909)

Provision for income taxes	-	-

LOSS FROM CONTINUING OPERATIONS	(906,396)	(602,909)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	-	(1,163)

LOSS FROM DISCONTINUED OPERATIONS	-	(1,163)

NET LOSS	$(906,396)	$(604,072)

COMPREHENSIVE LOSS:
Net loss	$(906,396)	$(604,072)

Unrealized gain on short-term investments	5,239	-

Comprehensive loss	$(901,157)	$(604,072)

NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.29)	$(0.31)
Discontinued operations - basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	3,158,797	1,972,739

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2022	-	$-	3,158,797	$316	$17,511,589	$-	$(7,171,128)	$10,340,777

Stock-based compensation expense	-	-	-	-	4,237	-	-	4,237

Unrealized gain on short-term investments	-	-	-	-	-	5,239	-	5,239

Net loss	-	-	-	-	-	-	(906,396)	(906,396)

Balance, March 31, 2023	-	$-	3,158,797	$316	$17,515,826	$5,239	$(8,077,524)	$9,443,857

	Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2021	227	$-	1,972,739	$197	$12,324,646	$-	$(3,262,577)	$9,062,266

Stock-based compensation expense	-	-	-	-	45,009	-	-	45,009

Common stock issued for conversion of Series C preferred stock	(227)	-	15,167	2	(2)	-	-	-

Net loss	-	-	-	-	-	-	(604,072)	(604,072)

Balance, March 31, 2022	-	$-	1,987,906	$199	$12,369,653	$-	$(3,866,649)	$8,503,203

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(906,396)	$(604,072)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt recovery	-	(20,000)
Stock-based compensation and professional fees	4,237	45,009
Amortization of prepaid stock-based professional fees	33,775	-
Net unrealized (gain) loss on equity investments	(390)	161,798
Equity shares earned for lock up agreement	-	(85,733)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(100,769)	(69,667)
Interest receivable	(1,183)	(1,184)
Accounts payable and accrued expenses	296,063	(262,130)
Insurance payable	-	64,839
Deferred revenue	(18,025)	(18,025)

NET CASH USED IN OPERATING ACTIVITIES	(692,688)	(789,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(6,008,339)	-
Collection on note receivable	-	20,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(6,008,339)	20,000

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(6,701,027)	(769,165)

CASH AND CASH EQUIVALENTS – beginning of the period	11,367,034	9,837,001

CASH AND CASH EQUIVALENTS – end of the period	$4,666,007	$9,067,836

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$167,689	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of Series C preferred stock	$-	$76

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

Silo Pharma, Inc. (formerly Uppercut Brands, Inc.) (the “Company”) was incorporated in the State of New York on July 13, 2010, under the name Gold Swap, Inc. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware.

The Company is a developmental stage biopharmaceutical company focused on merging traditional therapeutics with psychedelic research. The Company seeks to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases, including the use of psychedelic drugs, such as psilocybin, and the potential benefits they may have in certain cases involving depression, mental health issues and neurological disorders. The Company is focused on merging traditional therapeutics with psychedelic research for people suffering from indications such as depression, post-traumatic stress disorder (“PTSD”), Alzheimer’s, Parkinson’s, and other rare neurological disorders. The Company’s mission is to identify assets to license and fund the research which the Company believes will be transformative to the well-being of patients and the health care industry. The Company was engaged in the development of a streetwear apparel brand, NFID (see below).

On May 21, 2019, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware to change its name from Point Capital, Inc. to Uppercut Brands, Inc. Thereafter, on September 24, 2020, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware to change its name from Uppercut Brands, Inc. to Silo Pharma, Inc.

On April 8, 2020, the Company incorporated a new wholly-owned subsidiary, Silo Pharma Inc., in the State of Florida. The Company has also secured the domain name www.silopharma.com. The Company has been exploring opportunities to expand the Company’s business by seeking to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases, including the use of psychedelic drugs, such as psilocybin, and the potential benefits they may have in certain cases involving depression, mental health issues and neurological disorders. In July 2020, through the Company’s newly formed subsidiary, the Company entered into a commercial evaluation license and option agreement with University of Maryland, Baltimore (“UMB”) (see Note 8) pursuant to which, among other things, UMB granted the Company an exclusive, option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license to certain technology. The option was extended and exercised on January 13, 2021. On February 12, 2021, the Company entered into a Master License Agreement with UMB (see Note 8). The Company plans to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand the Company’s business to focus on this new line of business.

On September 30, 2021, the Company entered into and closed on an Asset Purchase Agreement (the “Asset Purchase Agreement) with NFID, LLC, a Florida limited liability company (the “Buyer”), whereby the Buyer purchased from the Company certain assets, properties, and rights in connection with the Company’s NFID trademark name, logos, domain, and apparel clothing and accessories for a purchase price of $60,000 in the form of a promissory note amounting to $60,000. The promissory note bears 8% interest per annum and matures on October 1, 2023. Accordingly, the results of operations of this component, for all periods presented, are separately reported as “discontinued operations” on the accompanying unaudited consolidated statements of operations and comprehensive loss (see Note 4).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for financial information. The Company’s consolidated financial statements include financial statements for Silo Pharma, Inc. and its inactive wholly-owned subsidiary with the same name as the parent entity, Silo Pharma, Inc. All intercompany transactions and balances have been eliminated in consolidation. Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring and non-recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(UNAUDITED)

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 24, 2023.

In accordance with, Accounting Standard Codification (“ASC”) 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the NFID, LLC component’s results of operations have been classified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the results of operations of this component, for all periods, are separately reported as “discontinued operations” on the consolidated statements of operations.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company generated a net loss of $906,396 and used cash in operations of $692,688 during the three months ended March 31, 2023. Additionally, the Company has an accumulated deficit of $8,077,524 on March 31, 2023. As of March 31, 2023, the Company had working capital of $10,222,253.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and liquid short-term investments to meet its obligations for a minimum of twelve months from the date of this filing.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the three months ended March 31, 2023 and 2022 include the collectability of notes receivable, the percentage of completion of research and development projects, valuation of equity investments, valuation allowances for deferred tax assets, the fair value of warrants issued with debt and for services, and the fair value of shares and stock options issued for services.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. On March 31, 2023 and December 31, 2022, the Company had cash in excess of FDIC limits of approximately $4,163,000 and $10,868,000, respectively. During the three months ended March 31, 2023, the Company began transferring funds to other high quality financial institutions to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits. In connection with the early termination of a certificate of deposit, the Company paid a penalty of $166,034, which is reflected on the accompanying unaudited consolidated statement of operations and comprehensive loss. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments.

Short-Term Investments

The Company’s portfolio of short-term investments consists of marketable debt securities which are comprised solely of that are all highly rated U.S. government securities with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the consolidated balance sheet and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income and as a component of the consolidated statements of comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and comprehensive loss.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(UNAUDITED)

An impairment loss may be recognized when the decline in fair value of the debt securities is determined to be other-than-temporary. The Company evaluates its investments for other-than-temporary declines in fair value below the cost basis each quarter, or whenever events or changes in circumstances indicate that the cost basis of the short-term investments may not be recoverable. The evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis, as well as adverse conditions related specifically to the security, such as any changes to the credit rating of the security and the intent to sell or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis.

The Company recorded $5,239 of unrealized gains as a component of other comprehensive loss for the three months ended March 31, 2023. The Company did not recognize any unrealized gains or losses on short-term investments for the three months ended March 31, 2022.

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

Prepaid Expenses

Prepaid expenses and other current assets of $204,348 and $135,894 on March 31, 2023 and December 31, 2022, respectively, consist primarily of costs paid for future services which will occur within a year. On March 31, 2023 and December 31, 2022, prepaid expenses and other assets – non-current amounted to $69,361 and $70,821, respectively. Prepaid expenses may include prepayments in cash and equity instruments for consulting, research and development, public relations and business advisory services, and legal fees which are being amortized over the terms of their respective agreements, which may exceed a year of service.

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
March 31, 2023
(UNAUDITED)

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of March 31, 2023 and December 31, 2022 that would require either recognition or disclosure in the accompanying consolidated financial statements.

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the three months ended March 31, 2023 and 2022, research and development costs were $202,913 and $170,279, respectively.

Leases

Leases are accounted for using ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. As of March 31, 2023 and December 31, 2022, the Company has no leases. The Company will analyze any lease to determine if it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASU 2016-02. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(UNAUDITED)

Net Loss per Common Share

Basic loss per share is computed by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the as-if converted method. Potentially dilutive securities which include stock options and stock warrants are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses.

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Stock options	28,849	28,849
Warrants	404,580	347,080
	433,429	375,929

Recent Accounting Pronouncements

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

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2023 and December 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The carrying value of certain financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, notes receivable, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(UNAUDITED)

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	March 31, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$6,013,578	$-	$-	$-	$-	$-
Equity investments	$3,508	$-	$-	$3,118	$-	$-

The Company’s short-term investments and equity investments are level 1 measurements and are based on redemption value at each date.

Short-Term Investments – Debt Securities, at Fair Value

The following table summarizes activity in the Company’s short-term investments, at fair value for the periods presented:

	March 31, 2023	March 31, 2022
Balance, beginning of period	$-	$-
Additions	6,008,339	-
Unrealized gain	5,239	-
Balance, end of period	$6,013,578	$-

Equity Investments, at Fair Value

The following table summarizes activity in the Company’s equity investments, at fair value for the periods presented:

	March 31, 2023	March 31, 2022
Balance, beginning of period	$3,118	$419,995
Additions	-	85,733
Unrealized gain (loss)	390	(161,798)
Balance, end of period	$3,508	$343,930

On March 31, 2023 and December 31, 2022, equity instruments, at fair value consisted of 1,559 shares of common equity securities of one entity, Home Bistro, Inc.

During the three months ended March 31, 2022, the Company received 1,559 shares of Home Bistro, Inc. common stock with grant date fair value of $85,733 or $54.99 per share, in exchange for entering into a lock up and leak out agreement which was recorded as other income from equity shares earned for services in the accompanying unaudited consolidated statement of operations and comprehensive loss. The Company measures equity securities received for services at fair value on the date of receipt.

Equity investments are carried at fair value with unrealized gains or losses which are recorded as net unrealized gain (loss) on equity investments in the accompanying unaudited consolidated statement of operations and comprehensive loss. Realized gains and losses are determined on a specific identification basis which is recorded as net realized gain (loss) on equity investments in the unaudited consolidated statement of operations and comprehensive loss. The Company reviews equity investments, at fair value for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(UNAUDITED)

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

NOTE 4 – DISPOSAL OF THE DISCONTINUED OPERATIONS OF THE NFID BUSINESS

On September 30, 2021, the Company entered into and closed on an Asset Purchase Agreement (see Note 1) with NFID, LLC, an unrelated party, a Florida limited liability company, whereby the Company sold certain assets, properties, and rights in connection with its NFID trademark name, logos, domain, and apparel clothing and accessories for a purchase price of $60,000 in the form of a promissory note amounting to $60,000. The promissory note bears 8% interest per annum and matures on October 1, 2023. As of March 31, 2023, the Note had a principal balance of $60,000 and accrued interest receivable of $7,193 for a total outstanding receivable balance of $67,193. As of December 31, 2022, the Note had a principal balance of $60,000 and accrued interest receivable of $6,010 for a total outstanding receivable balance of $66,010.

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the component’s results of operations have been classified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the results of operations of this component, for all periods, are separately reported as “discontinued operations” on the unaudited consolidated statements of operations.

The summarized operating result of discontinued operations of the NFID Business included in the Company’s consolidated statements of operations for the three months ended March 31, 2023 and 2022 is as follows:

	For the Three Month Ended
	March 31,
	2023	2022
Product sales, net	$-	$-
Cost of sales	-	1,079
Gross profit (loss)	-	(1,079)
Total operating and other non-operating expenses	-	(84)
Gain from sale of NFID business	-	-
Loss from discontinued operations	$-	$(1,163)

NOTE 5 – NOTE RECEIVABLE

On March 31, 2023 and December 31, 2022, note receivable consisted of the following:

	December 31, 2022	December 31, 2021
Principal amount of note receivable	$60,000	$60,000
Accrued interest receivable	7,193	6,160
Note receivable – current	$67,193	$66,160

On September 30, 2021, the Company executed a note receivable agreement with NFID, LLC in connection with an Asset Purchase Agreement (see Note 4). The promissory note bears 8% interest per annum and matures on October 1, 2023. The outstanding principal and accrued interest shall be due and payable on maturity. As of March 31, 2023, this note receivable had outstanding principal receivable of $60,000 and accrued interest receivable of $7,193 for a total receivable balance of $67,193 which is reflected in the accompanying consolidated balance sheet as note receivable – current. As of December 31, 2022, this note receivable had outstanding principal receivable of $60,000 and accrued interest receivable of $6,010 for a total receivable balance of $66,010 which is reflected in the accompanying consolidated balance sheet as note receivable – current.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY

Shares Authorized

The Company has 505,000,000 shares authorized which consist of 500,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Preferred stock

In April 2013, the Company designated 1,000,000 shares of preferred stock as Series A Convertible Preferred Stock and in November 2019, the Company designated 2,000 shares of preferred stock as Series B Convertible Preferred Stock. As of March 31, 2023 and December 31, 2022, there were no shares of the Series A and Series B preferred stock issued and outstanding.

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
March 31, 2023
(UNAUDITED)

Series C Convertible Preferred Stock Financing

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

As of March 31, 2023 and December 31, 2022, there were no shares of Series C Convertible preferred stock issued and outstanding.

Stock Repurchase Plan

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1.0 million of the Company’s issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. Through March 31, 2023, no common shares have been repurchased.

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

During the three months ended March 31, 2023 and 2022, the Company amortized $4,237 and $45,009 of the deferred compensation which was recorded as compensation expenses in the accompanying unaudited consolidated statement of operations and comprehensive loss. As of March 31, 2023, the deferred compensation related to these issuances had a balance of $9,888 and will be expensed over the next 7 months. As of December 31, 2022, the deferred compensation related to these issuances had a balance of $14,125.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(UNAUDITED)

Stock option activities for the three months ended March 31, 2023 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	28,849	$7.28	6.31	$20,130
Granted	-	-	-	-
Forfeited	-	-	-	-
Balance Outstanding, March 31, 2023	28,849	$7.28	6.06	$12,570
Exercisable, March 31, 2023	23,849	$6.71	5.48	$12,570

Stock Warrants

Warrant activities for the three months ended March 31, 2023 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	404,580	$14.05	3.3	-
Granted	-	-	-	-
Balance Outstanding, March 31, 2023	404,580	$14.05	3.1	-
Exercisable, March 31, 2023	404,580	$14.05	3.1	-

NOTE 7 – CONCENTRATIONS

Customer concentration

For the three months ended March 31, 2023 and 2022, one licensee accounted for 100% total revenues from customer license fee.

Vendor concentrations

For the three months ended March 31, 2023 and 2022, one licensor accounted for 100% of the Company’s vendor license agreements (see below) related to the Company’s biopharmaceutical operation.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Eric Weisblum

On April 17, 2020, the Company entered into an employment agreement (“Employment Agreement”) with Eric Weisblum to serve as Chief Executive Officer and Chief Financial Officer of the Company. The term of the Employment Agreement will continue for a period of one year from the date of execution date thereof and automatically renews for successive one-year periods at the end of each term until either party delivers written notice of their intent not to renew at least six months prior to the expiration of the then effective term. The Employment Agreement provided for a base salary of $120,000 and 152,619 vested shares of the Company’s common stock in April 2020. In addition, Mr. Weisblum shall be eligible to earn a bonus, subject to the sole discretion of the Company’s Board of Directors (“Board”). The Employment Agreement may be terminated by either the Company or Mr. Weisblum at any time and for any reason upon 60 days prior written notice. Upon termination of the Employment Agreement, Mr. Weisblum shall be entitled to (i) any equity award that has vested prior to the termination date, (ii) reimbursement of expenses incurred on or prior to such termination date and (iii) such employee benefits to which he may be entitled as of the termination date (collectively, the “Accrued Amounts”). Mr. Weisblum employment may also be terminated by the Company at any time, with cause, death or disability (as defined in the Employment Agreement). Upon the termination of the Employment Agreement for death or disability, Mr. Weisblum shall be entitled to receive the Accrued Amounts. The Employment Agreement also contains covenants prohibiting Mr. Weisblum from disclosing confidential information with respect to the Company. On January 18, 2021, the Company and Mr. Weisblum entered into the first amendment (the “Amendment”) to the Employment Agreement, effective as of January 1, 2021. Pursuant to the Amendment Mr. Weisblum’s base salary was increased from $120,000 per year to $180,000 per year and all the terms and provisions of the Employment Agreement shall remain in full force and effect.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(UNAUDITED)

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

Daniel Ryweck

On September 27, 2022, the Board appointed Daniel Ryweck as Chief Financial Officer of the Company. On September 28, 2022, the Company entered into an employment agreement (the “Ryweck Employment Agreement”) with Mr. Ryweck. Pursuant to the terms of the Ryweck Employment Agreement, Mr. Ryweck will (i) receive a base salary at an annual rate of $42,000 (the “Base Compensation”) payable in equal monthly installments, and (ii) be eligible to receive an annual discretionary bonus. The term of Mr. Ryweck’s engagement under the Ryweck Employment Agreement commenced on September 28, 2022 and continues until September 28, 2023, unless earlier terminated in accordance with the terms of the Ryweck Employment Agreement. The term of Mr. Ryweck’s Employment Agreement is automatically renewed for successive one-year periods until terminated by Mr. Ryweck or the Company.

On October 12, 2022, the Company entered into an amendment to the Ryweck Employment Agreement by and between the Company and Daniel Ryweck dated September 27, 2022, pursuant to which Mr. Ryweck’s base salary was increased to $60,000 per year.

Dr. James Kuo

On January 27, 2022, the Company and Dr. James Kuo entered into an employment agreement (“Kuo Employment Agreement”) for Dr. Kuo to serve as the Vice President of Research & Development. The Kuo Employment Agreement shall be effective as of the date of the agreement and shall automatically renew for a period of one year at every anniversary of the effective date, with the same terms and conditions, unless either party provides written notice of its intention not to extend the term of the Kuo Employment Agreement at least thirty days prior to the applicable renewal date. Dr. Kuo shall be paid an annual base salary of $30,000. For each twelve-month period of his employment, Dr. Kuo shall be entitled to a bonus whereby amount and terms shall be in the sole and absolute discretion of the Board of Directors (“Board”) and shall be payable at the Company’s sole option in stock or in cash. In addition, an aggregate of 16,000 incentive stock options were granted under the 2020 Plan to Dr. Kou, exercisable at $10.00 per share and expires on January 31, 2032. The stock options vest as follows: (i) 6,000 stock options upon issuance; (ii) 5,000 vests on October 31, 2022 and; (iii) 5,000 vests on October 31, 2023. The 16,000 stock options had a fair value of $94,915 which valued at grant date using Binomial Lattice option pricing model with the following assumptions: risk-free interest rate of 1.18%, expected dividend yield of 0%, expected term of 2 years using the simplified method and expected volatility of 117% based on calculated volatility. The Company recorded the fair value of the stock options, in the amount of $94,915, as deferred compensation which is being amortized over the vesting period. During the three months ended March 31, 2023 and 2022, the Company amortized $4,237 and $9,416 of the deferred compensation which was recorded as compensation expenses in the consolidated statement of operations and comprehensive loss, respectively. As of March 31, 2023 and December 31, 2022, the deferred compensation had a balance of $9,888 and $14,125, respectively (see Note 6).

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(UNAUDITED)

License Agreements between the Company and Vendors

University of Maryland, Baltimore - License Agreement for Development and Use of Central Nervous System-Homing Peptides

Commercial Evaluation License and Option Agreement with the University of Maryland, Baltimore

Effective as of July 15, 2020, the Company, through its wholly-owned subsidiary, Silo Pharma, Inc. (see Note 1) and University of Maryland, Baltimore (“UMB”) (collectively as “Parties”), entered into a commercial evaluation license and option agreement (“License Agreement”), granting the Company an exclusive, non-sublicensable, non-transferable license to with respect to the exploration of the potential use of central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology. The License Agreement also granted the Company an exclusive option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license (“Exclusive Option”) with respect to the subject technology. The License Agreement had a term of six months from the effective date however if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first. The Company exercised its Exclusive Option on January 13, 2021 and entered into a Master License Agreement on February 12, 2021. Both parties may terminate this agreement within thirty days by giving written notice..

University of Maryland, Baltimore - License Agreement for Development and Use of Joint-Homing Peptides

Commercial Evaluation License and Option Agreement with the University of Maryland, Baltimore

Effective as of February 26, 2021, the Company, through its wholly-subsidiary, Silo Pharma, Inc., and University of Maryland, Baltimore (“UMB”) (collectively as “Parties”), entered into a commercial evaluation license and option agreement (“License Agreement”), which granted the Company an exclusive, non-sublicensable, non-transferable license to with respect to the exploration of the potential use of joint-homing peptides for use in the investigation and treatment of arthritogenic processes. The License Agreement also granted the Company an exclusive option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license (“Exclusive Option”) with respect to the subject technology. The License Agreement had a term of six months from the effective date. Both parties could have terminated the License Agreement within thirty days by giving a written notice.

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

On June 22, 2022, the Parties entered into a third amendment to the commercial evaluation and license agreement dated February 26, 2021 (“Third Amendment”). The Third Amendment expands the scope of the license granted in the License Agreement to add additional patent rights with respect to an invention generally known as Peptide-Targeted Liposomal Delivery for Treatment Diagnosis, and Imaging of Diseases and Disorders. In consideration of the licenses granted under this Third Amendment, Company agreed to pay a one-time, non-refundable fee of $2,500 which was recorded as research and development expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2022. On December 16, 2022, the Company and UMB entered into a fourth amendment to License Agreement (the “Fourth Amendment”) dated February 26, 2021 to extend the term of the License Agreement until March 31, 2023. In addition, the parties agreed in the Fourth Amendment to allow the Company to extend the term of the License Agreement to June 30, 2023 by paying UMB a fee of $1,000 on or before February 28, 2023. This fee was paid and thus the term of the License Agreement was extended to June 30, 2023. In February 2023, upon payment of the extension fee of $1,000, the Company recorded license fees of $1,000 which is included in cost of revenues on the accompanying unaudited consolidated statement of operations and comprehensive loss.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(UNAUDITED)

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

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments (see below for payment terms), (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. The Company paid to UMB a license fee of $75,000, payable as follows: (a) $25,000 was due within 30 days following the effective date; and (b) $50,000 on or before the first anniversary of the effective date, which was paid in February 2022. The license fee is non-refundable and is not creditable against any other fee, royalty or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The Company paid $25,000 license fee on February 17, 2021 and $50,000 in February 2022 which was recorded as prepaid expense and is being amortized over the 15-year term. During the three months ended March 31, 2023 and 2022, the Company recognized license fees of $1,250 and $1,250, respectively, from the amortization of prepaid license fees. On March 31, 2023, prepaid expense and other current assets – current amounted $5,000 and prepaid expense – non-current amounts $59,375. On December 31, 2022, prepaid expense and other current assets – current amounted $5,000 and prepaid expense – non-current amounts $60,625 as reflected in the consolidated balance sheets.

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(UNAUDITED)

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

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below - Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. During the three months ended March 31, 2023 and 2022, the Company recognized license fees of $210 and $210, respectively, from the amortization of the sublicense fee. On March 31, 2023, prepaid expense and other current assets – current amounted $838 and prepaid expenses – non-current amounts $9,986 and on December 31, 2022, prepaid expense and other current assets – current amounted $838 and prepaid expenses – non-current amounts $10,196 as reflected in the unaudited consolidated balance sheets.

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

The License Agreement also provided that, if the Licensor exercised the option granted to it pursuant to its commercial evaluation license and option agreement with UMB, effective as of July 15, 2020, it would grant Aikido a non-exclusive sublicense (“Right”) to certain UMB patent rights in the field of neuroinflammatory diseases occurring in patients diagnosed with cancer (“Field”). Pursuant to the License Agreement, Aikido agreed to pay the Licensor, among other things, (i) a one-time non-refundable cash payment of $500,000 and (ii) royalty payments equal to 2% of net sales (as defined in the License Agreement) in the Field of Use in the Territory. In addition, Aikido agreed to issue the Licensor 500 shares of Aikido’s newly designated Series M Convertible Preferred Stock which were to be converted into an aggregate of 625,000 shares of Aikido’s common stock. On April 12, 2021, the Company entered into an amendment to the License Agreement (“Amended License Agreement”) with Aikido dated January 5, 2021 whereby Aikido issued an aggregate of 625,000 restricted shares of Aikido’s common stock instead of the 500 shares of the Series M Convertible Preferred Stock.

Pursuant to the License Agreement, the Company is required to prepare, file, prosecute, and maintain the licensed patents. Unless earlier terminated, the term of the license to the licensed patents will continue until the expiration or abandonment of all issued patents and filed patent applications within the licensed patents. The Company may terminate the License Agreement upon 30 day written notice if Aikido fails to pay any amounts due and payable to the Company or if Aikido or any of its affiliates brings a patent challenge against the Company, assists others in bringing a legal or administrative challenge to the validity, scope, or enforceability of or opposes any of the licensed patents (“Patent Challenge”) against the Company (except as required under a court order or subpoena). Aikido may terminate the Agreement at any time without cause, and without incurring any additional penalty, (i) by providing at least 30 days’ prior written notice and paying the Company all amounts due to it through such termination effective date. Either party may terminate the Agreement for material breaches that have failed to be cured within 60 days after receiving written notice. The Company collected the non-refundable cash payment of $500,000 on January 5, 2021 which was recorded as deferred revenue to be recognized as revenues over 15 years, the estimated term of the UMB Master License Agreement.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

During the three months ended March 31, 2023 and 2022, the Company recognized license fee revenues of $17,187 and $17,187, respectively. On March 31, 2023, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted $807,813. On December 31, 2022, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted $825,000 as reflected in the consolidated balance sheets.

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

Pursuant to the Sublicense Agreement, Aikido agreed to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $838 and $838, respectively. On March 31, 2023, deferred revenue – current portion amounted $3,352 and deferred revenue – long-term portion amounted $39,944, and on December 31, 2022, deferred revenue – current portion amounted $3,352 and deferred revenue – long-term portion amounted $40,782 as reflected in the unaudited consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(UNAUDITED)

Sponsored Study and Research Agreements between the Company and Vendors

Investigator-Sponsored Study Agreement with University of Maryland, Baltimore

On January 5, 2021, the Company entered into an investigator-sponsored study agreement (“Sponsored Study Agreement”) with the University of Maryland, Baltimore. The research project is a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of multiple sclerosis (“MS”). More specifically, the study is designed to evaluate (1) whether MS-1-displaying liposomes can effectively deliver dexamethasone to the CNS and (2) whether MS-1-displaying liposomes are superior to plain liposomes, also known as free drug, in inhibiting the relapses and progression of experimental autoimmune encephalomyelitis. Pursuant to the Sponsored Study Agreement, the research shall commence on March 1, 2021 and will continue until substantial completion, subject to renewal upon mutual written consent of the parties. The total cost under the Sponsored Study Agreement shall not exceed $81,474 which is payable in two equal installments of $40,737 upon execution of the Sponsored Study Agreement and $40,737 upon completion of the project with an estimated project timeline of nine months. The Company paid $40,737 on January 13, 2021 which was recorded in prepaid expense to be amortized over the nine-month period. During the year ended December 31, 2021, the Company fully amortized the prepaid expense of $40,737. This project has been postponed until further notice and the second payment is not due.

Sponsored Research Agreement with The Regents of the University of California

On June 1, 2021 (the “Effective Date”), the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. Pursuant to the Agreement, the Company shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the Effective Date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. During the years ended December 31, 2022 and 2021, pursuant to the Sponsored Research Agreement, the Company paid to UCSF $181,710 and $100,570, respectively, which were recorded to prepaid expense and other current assets – current to be amortized over the two-year period. During the three months ended March 31, 2023, the Company paid the remaining amount due of $60,570. During the three months ended March 31, 2023 and 2022, the Company recorded research and development expenses of $42,856 and $42,856, respectively, from the amortization of the prepaid research and development fees. On March 31, 2023 and December 31, 2022, prepaid research and development fees amounted to $28,571 and $10,857, respectively which is reflected in prepaid expenses and other current assets – current on the accompanying consolidated balance sheets.

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

The Company paid the first payment of $92,095 on September 1, 2021 and on August 31, 2022, the Company paid the second payment of $92,095. These payments were recorded to prepaid expense and other current assets – current to be amortized into research and development expense during the year ended December 31, 2022. During the three months ended March 31, 2023 and 2022, the Company recorded research and development expenses of $0 and $50,000, respectively, from the amortization of these prepaid research and development fees and other expenses. On March 31, 2023 and December 31, 2022, the Company owed UMB $92,095 which was included in accounts payable on the accompanying unaudited consolidated balance sheet.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(UNAUDITED)

On June 7, 2022, the Company and UMB amended the July 2021 Sponsored Research Agreement whereby both parties agreed to make changes to the original project work and budget. The amendment had no effect on the consolidated financial statements.

Sponsored Research Agreement with Columbia University

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University pursuant to which the Company has been granted an option to license certain assets currently under development, including Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the date of the exercise of the option. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to post-traumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. The Company paid the first payment of $430,825 in November 2021 and the second payment of $430,825 in July 2022, which were recorded to prepaid expense and other current assets – current to be amortized over the estimated project timeline of twelve months. On October 13, 2022, the Company entered into an amendment to the Columbia Agreement (the “Columbia Amendment”), pursuant to which the parties agreed to extend the payment schedule, whereby the third payment of $430,825 was due in March 2023 and remains unpaid as of March 31, 2023, and the remaining payment of $143,607 is due upon completion.

During the three months ended March 31, 2023 and 2022, the Company recorded research and development expense of $143,608 and $71,804, respectively, from the amortization of the prepaid research and development fees. As of March 31, 2023 and December 31, 2022, accrued expenses related to this sponsored research agreement were $287,215 and $143,607, respectively. As of March 31,2023, the Company estimates that this research project is approximately 80% complete.

Research Agreement with Reprocell

On October 25, 2022, (the “Effective Date”), the Company entered into a research agreement (the “Reprocell Research Agreement”) with Reprocell pursuant to which Reprocell shall conduct a study to assess the binding of a peptide on healthy and rheumatoid arthritis synovial tissue. Pursuant to the Reprocell Research Agreement, the Company shall pay Reprocell a total fee of $41,306 to conduct the research over a three-month period. During the year ended December 31, 2022, pursuant to the Reprocell Research Agreement, the Company paid to Reprocell $21,172 which was recorded as prepaid expense and other current assets – current to be amortized over the three-month period. During the year ended December 31, 2022, the Company recorded research and development expense of $33,252 from the amortization of the prepaid research and development fees. During the three months ended March 31, 2023, the Company recorded research and development expense of $8,054 from the amortization of the prepaid research and development fees. As of March 31, 2023 and December 31, 2022, accrued expenses related to this research agreement were $20,134.

During the three months ended March 31, 2023 and 2022, the Company entered into other research and development agreements. In connection with such agreements, the Company recorded research and development expenses of $8,395 and $5,618, respectively.

On March 31, 2023, future amounts due under sponsored study and research agreements between the Company and vendors is as follows:

Year ended December 31,	Amount
2023	$831,002
Total	$831,002

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

Pursuant to the terms of the JV Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the JV Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of March 31, 2023 and December 31, 2022 and as of the current date of this report, the joint venture entity has not been formed yet.

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

Amended Service Agreement

On September 10, 2021 (“Effective Date”), the Company entered into an Amendment Agreement (“Amended Service Agreement”) to a certain service agreement dated on September 8, 2020 with the University of Texas (“University”) at Austin whereby the University will provide advisory service and assist the Company on identifying license and sponsored research opportunities for the Company. The Company shall pay the University $5,000 per quarter starting on the Effective Date. Any cost incurred will be reimbursed only after prior written consent by the Company. The term of the Amended Service Agreement is for 36 months unless earlier terminated by either party upon giving a written notice as defined in the agreement. During the three months ended March 31, 2023 and 2022, the Company paid $5,000 and $5,000 related to this agreement which in included in professional fees on the accompanying unaudited consolidated statements of operations, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Stock Repurchase Plan

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1,000,000 of our issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. From April 1, 2023 to May 12, 2023, the Company purchased an aggregate of 18,398 shares of its common stock for $44,300.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2022 included in the form 10-K filed with the SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

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

Commercial Evaluation License and Option Agreement with UMB for Joint Homing Peptide

Effective as of February 26, 2021, the Company, through its wholly-subsidiary, Silo Pharma, Inc., and University of Maryland, Baltimore (“UMB”), entered into a commercial evaluation license and option agreement (“License Agreement”), which granted the Company an exclusive, non-sublicensable, non-transferable license to with respect to the exploration of the potential use of joint-homing peptides for use in the investigation and treatment of arthritogenic processes. The License Agreement also granted the Company an exclusive option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license (“Exclusive Option”) with respect to the subject technology. The License Agreement had a term of six months from the effective date. Both parties could have terminated the License Agreement within thirty days by giving a written notice.

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

Pursuant to the terms of the Joint Venture Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the Joint Venture Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of March 31, 2023 and as of the current date of this Quarterly Report, the joint venture entity has not been formed yet.

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

Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University (“Columbia”) pursuant to which Columbia shall conduct two different studies related to all uses of Ketamine or its metabolites in combination with Prucalopride, one of which is related to Alzheimer’s and the other of which is related to Depression, PTSD and Stress Projects. In addition, Company has been granted an option to license certain assets currently under development, including Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the date of the exercise of the option. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to posttraumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. On October 13, 2022, the Company entered into an amendment of the sponsored research agreement pursuant to which the parties agreed to extend the payment schedule until March 31, 2024. The Company paid the first payment of $430,825 in November 2021 and the second payment of $430,825 in July 2022.

Sponsored Research Agreement with University of Maryland, Baltimore for the Study of Targeted liposomal drug delivery for rheumatoid arthritis

On July 6, 2021, we entered into a sponsored research agreement (the “July 2021 Sponsored Research Agreement”) with UMB pursuant to which UMB shall evaluate the pharmacokinetics of dexamethasone delivered to arthritic rats via liposome. The research pursuant to the July 2021 Sponsored Research Agreement commenced on September 1, 2021 and will continue until the substantial completion thereof, subject to renewal upon written consent of the parties with a project timeline of twelve months. The July 2021 Sponsored Research Agreement may be terminated by either party upon 30 days’ prior written notice to the other party. In addition, if either party commits any material breach of or defaults with respect to any terms or conditions of the July 2021 Sponsored Research Agreement and fails to remedy such default or breach within 10 business days after written notice from the other party, the party giving notice may terminate the July 2021 Sponsored Research Agreement as of the date of receipt of such notice by the other party. If the Company terminates the July 2021 Sponsored Research Agreement for any reason other than an uncured material breach by UMB, we shall relinquish any and all rights it may have in the Results (as defined in the July 2021 Sponsored Research Agreement) to UMB. In addition, if the July 2021 Sponsored Research Agreement is terminated early, we, among other things, will pay all costs incurred and accrued by UMB as of the date of termination. Pursuant to the terms of the July 2021 Sponsored Research Agreement, UMB granted us an option (the “Option”) to negotiate and obtain an exclusive license to any UMB Arising IP (as defined in the July 2021 Sponsored Research Agreement) and UMB’s rights in any Joint Arising IP (as defined in the July 2021 Sponsored Research Agreement) (collectively, the “UMB IP”). We may exercise the Option by giving UMB written notice within 60 days after it receives notice from UMB of the UMB IP. We shall pay total fees of $276,285 as set forth in the July 2021 Sponsored Research Agreement. During the years ended December 31, 2022 and 2021, the Company recorded research and development expenses of $187,090 and $92,095, respectively.

Sponsored Research Agreement with The Regents of the University of California for the Effect of Psilocybin on Inflammation in the Blood

On June 1, 2021, the Company entered into a sponsored research agreement (“Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. The purpose of this is to show what effect psilocybin has on inflammation in the blood. The Company believes that this study will help support the UMB homing peptide study. Pursuant to the Agreement, we shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the effective date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement.

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

Recent Developments

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1,000,000 of our issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. From April 1, 2023 to May 12, 2023, the Company purchased an aggregate of 18,398 shares of its common stock for $44,300.

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

Short-Term Investments

Our portfolio of short-term investments consists of marketable debt securities which are comprised solely of that are all highly rated U.S. government securities with maturities of more than three months, but less than one year. We classify these as available-for-sale at purchase date and will reevaluate such designation at each period end date. We may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the consolidated balance sheet and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive gain and as a component of the consolidated statements of comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

An impairment loss may be recognized when the decline in fair value of the debt securities is determined to be other-than-temporary. The Company evaluates its investments for other-than-temporary declines in fair value below the cost basis each quarter, or whenever events or changes in circumstances indicate that the cost basis of the short-term investments may not be recoverable. The evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis, as well as adverse conditions related specifically to the security, such as any changes to the credit rating of the security and the intent to sell or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis.

On March 31, 2023, short-term investments, at fair value, amounted to $6,013,578.

Equity Investments

On March 31, 2023 and December 31, 2022, equity investments, at fair value of $3,508 and $3,118, respectively, comprised mainly of marketable common stock. Equity investments are carried at fair value with unrealized gains or losses which are recorded as net unrealized gain (loss) on equity investments in the accompanying unaudited consolidated statement of operations and comprehensive loss. Realized gains and losses are determined on a specific identification basis which is recorded as net realized gain (loss) on equity investments in the unaudited consolidated statement of operations and comprehensive loss. The Company reviews equity investments, at fair value for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

Results of Operations

Comparison of Our Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table summarizes the results of operations for the three months ending March 31, 2023 and 2022 and were based primarily on the comparative unaudited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	Three Months Ended March 31,
	2023	2022
Revenues	$18,026	$18,026
Cost of revenues	1,460	1,460
Gross profit	16,566	16,566
Operating expenses	820,051	543,825
Loss from continuing operations	(803,485)	(527,259)
Other expense, net	(102,911)	(75,650)
Loss from discontinued operations, net of tax	-	(1,163)
Net loss	$(906,396)	$(604,072)

Revenues

During the three months ended March 31, 2023 and 2022, we generated minimal revenues from operations. For the three months ended March 31, 2023, revenues consisted of revenues on licensing fees related to our biopharmaceutical operation of $18,026, as compared to $18,026 for the three months ended March 31, 2022. Such revenues are primarily related to the Aikido License and Sublicense Agreement.

Cost of Revenues

During the three months ended March 31, 2023, cost of revenues on license fees related to our biopharmaceutical operation amounted to $1,460 as compared to $1,460 for the three months ended March 31, 2022. The primary components of cost of revenues on license fees include the cost of the license fees primarily related to the UMB License and Sublicense Agreement.

Operating Expenses

For the three months ended March 31, 2023 and 2022, total operating expenses consisted of the following:

	For the Three Months Ended March 31,
	2023	2022
Compensation expense	$162,257	$127,181
Professional fees	365,270	196,248
Research and development	202,913	170,279
Insurance expense	24,645	33,292
Bad debt (recovery) expense	-	(20,000)
Selling, general and administrative expenses	64,966	36,825
Total	$820,051	$543,825

●	Compensation Expense:

For the three months ended March 31, 2023 and 2022, compensation expense amounted to $162,257 and $127,181, respectively, an increase of $35,076, or 27.6%. This increase resulted from, an increase in BOD fees of $6,250, an increase payroll expense and related benefits of $59,750, and an increase in other payroll related expenses of $9,848, offset by a decrease in stock-based compensation of $40,772.

●	Professional Fees:

For the three months ended March 31, 2023 and 2022, professional fees were $365,270 and $196,248, respectively, an increase of $169,022, or 86.1%. The increase was primarily attributable to an increase in other consulting fees of $115,858, an increase in stock-based consulting fees of $33,775 related to the amortization of prepaid expense on previously issued shares to consultants for business advisory and strategic planning services, and an increase in investor relations fees of $31,467, offset by a decrease in accounting and auditing fees of $2,685, and a decrease in legal fees of $9,393.

●	Research and Development:

For the three months ended March 31, 2023 and 2022, we incurred research and development expenses of $202,913 and $170,279, respectively, an increase of $32,634, or 19.2%. The increase was a result of an increase in research and development costs in connection with the Investigator-sponsored Study Agreement with UCSF, UMB, Columbia University, and other parties.

●	Insurance Expense:

For the three months ended March 31, 2023 and 2022, insurance expense was $24,645 and $33,292, respectively, a decrease of $8,647, or 26.0%.

●	Bad Debt Recovery:

For the three months ended March 31, 2022, we recorded bad debt recovery of $20,000. We recorded bad debt recovery from the collection of a previously written off note receivable deemed uncollectible. We did not record such amount in the 2023 period.

●	Selling, General and Administrative Expenses:

Selling, general and administrative expenses include advertising and promotion, patent related expenses, public company expenses, custodian fees, bank service charges, travel, and other office expenses.

For the three months ended March 31, 2023 and 2022, selling, general and administrative expenses were $64,966 and $36,825, respectively, an increase of $28,141, or 76.4%. The increase was primarily attributed to an increase in public company expenses of $4,857, an increase in promotion expenses of $14,988, and an increase in franchise taxes of $14,685, offset by a net decrease in other general and administrative expenses of $6,389.

Loss from Continuing Operations

For the three months ended March 31, 2023 and 2022, loss from continuing operations amounted to $803,485 and $527,259, respectively, an increase of $276,226, or 52.4%. The increase was primarily a result of the changes in operating expenses discussed above.

Other Income (Expenses), net

For the three months ended March 31, 2023 and 2022, other expenses, net amounted to $102,911 and $75,650, respectively, an increase of $27,261, or 36.0%. The increase in other expenses, net was primarily due to an increase in interest expense of $1,655, an increase in penalty expense of $166,034 which was incurred due to the early termination of a certificate of deposit, and a decrease in other income recorded during the 2021 period from equity shares earned for lock up agreement of $85,733, offset by an increase in interest and dividend income of $63,973 and a decrease in net unrealized loss on equity investment of $162,188.

Loss from Discontinued Operations

For the three months ended March 31, 2023 and 2022, loss from discontinued operations amounted to $0 and $1,163, respectively, a decrease of $1,163, or 100.0%.

Net Loss

For the three months ended March 31, 2023, net loss amounted to $906,396 or $(0.29) per common share (basic and diluted), as compared to net loss of $604,072, or $(0.31) per common share (basic and diluted) for the three months ended March 31, 2022, an increase of $302,324, or 50.0%. The change was primarily a result of the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $10,222,253, $4,666,007 in cash and cash equivalents, and short-term investments of $6,013,578 as of March 31, 2023, and working capital of $11,135,738 and $11,367,034 in cash and cash equivalents as of December 31, 2022, respectively.

	March 31, 2023	December 31, 2022	Working Capital Change	Percentage Change
Working capital:
Total current assets	$10,954,634	$11,572,056	$(617,422)	5%
Total current liabilities	(732,381)	(436,318)	(296,063)	68%
Working capital:	$10,222,253	$11,135,738	$(913,485)	8%

The decrease in working capital of $913,485 was primarily attributable to a decrease in current assets of $617,422 primarily due to a net decrease in cash and cash equivalents and short-term investments of $687,449 and an increase in current liabilities of $296,063, offset by an increase in prepaid expenses and other current assets of $68,454.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(692,688)	$(789,165)
Net cash (used in) provided by investing activities	(6,008,339)	20,000
Cash provided by (used in) financing activities	--	--
Net decrease in cash	$(6,701,027)	$(769,165)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 were $692,688 and $789,165, respectively, a decrease of $96,477, or 12%.

●	Net cash used in operating activities for the three months ended March 31, 2023 primarily reflected a net loss of $906,396, adjusted for the add-back of non-cash items such as net unrealized gain on equity investments of $390, stock-based compensation of $4,237, and amortization of prepaid stock-based professional fees of $33,775, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $100,769, an increase of interest receivable of $1,183, an increase in accounts payable and accrued expenses of $296,063 and a decrease in deferred revenue of $18,025.

●	Net cash used in operating activities for the three months ended March 31, 2022 primarily reflected a net loss of $604,072 adjusted for the add-back of non-cash items such as bad debt recovery of $20,000, stock-based compensation of $45,009, net unrealized loss on equity investments of $161,798, non-cash income from equity investment of $85,733 and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $69,667, an increase of interest receivable of $1,184, an increase in insurance payable of $64,839 offset by a decrease in accounts payable and accrued expenses of $262,130 and decrease in deferred revenue of $18,025.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities for the three months ended March 31, 2023 and 2022 were $(6,008,339) and $20,000, respectively, a change of $6,028,339.

●	Net cash used in investing activities for the three months ended March 31, 2023 was $6,008,339 which consisted of aggregate payments for the purchase of short-term investments.

●	Net cash provided by investing activities for the three months ended March 31, 2022 was $20,000 from proceeds from notes receivable collection.

Cash (Used in) Provided by Financing Activities

We did not have any cash provided by or used in financing activities for either the three months ended March 31, 2023 or 2022.

Cash Requirements

The Company believes that its current cash and cash equivalent amount and short-term investment amount will provide sufficient cash required to meet our obligations for a minimum of twelve months from the date of this filing.

Other than cash requirements pursuant to research and development agreements, we currently have no other material commitments for any capital expenditures.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, we generated a net loss of $906,396 and used cash in operations of $692,688 during the three months ended March 31, 2023. Additionally, we have an accumulated deficit of $8,077,524 on March 31, 2023. As of March 31, 2023, we had working capital of $10,222,253.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about our ability to continue as a going concern. We believe that the Company has sufficient cash to meet its obligations for a minimum of twelve months from the date of this filing.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the three months ended March 31, 2023 and 2022 include the collectability of notes receivable, the percentage of completion of research and development projects, the valuation of equity investments, estimates of the deemed dividend, valuation allowances for deferred tax assets, the fair value of warrants issued with debt and for services, and the fair value of shares issued for services and in settlements.

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

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the three months ended March 31, 2023 and 2022, research and development costs were $202,913 and $170,279, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 24, 2023 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1,000,000 of our issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. From April 1, 2023 to May 12, 2023, the Company purchased an aggregate of 18,398 shares of its common stock for $44,300.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2023 through April 30, 2023	16,088	$2.43	16,088
May 1, 2023 through May 12, 2023	2,310	$2.19	2,310
Total	18,398	$2.41	18,398	$955,700

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILO PHARMA, INC.

Dated: May 12, 2023	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2023	By:	/s/ Daniel Ryweck
	Name:	Daniel Ryweck
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)