Form 10-Q
period 2023-06-30
Silo Pharma, Inc.
filed 2023-08-11
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 10, 2023, 3,108,797 shares of common stock, par value $0.0001 per share, were outstanding.

SILO PHARMA, INC. AND SUBSIDIARY
FORM 10-Q
JUNE 30, 2023

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$158,832	$11,367,034
Short-term investments	9,829,129	-
Equity investments	-	3,118
Prepaid expenses and other current assets	121,334	135,894
Note receivable, including interest receivable of $8,390 and $6,010 at June 30, 2023 and December 31, 2022, respectively	68,390	66,010

Total Current Assets	10,177,685	11,572,056

Prepaid expenses and other assets - non-current	67,902	70,821

Total Assets	$10,245,587	$11,642,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,048,090	$364,216
Deferred revenue - current portion	72,102	72,102

Total Current Liabilities	1,120,192	436,318

LONG TERM LIABILITIES:
Deferred revenue - long-term portion	829,731	865,782

Total Long Term Liabilities	829,731	865,782

Total Liabilities	1,949,923	1,302,100

Commitment and Contingencies (see Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized:
Series C convertible preferred stock, $0.0001 par value, 4,280 shares designated; no shares issued and outstanding at June 30, 2023 and December 31, 2022 ($1,000 per share liquidation value)	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 3,108,797 and 3,158,797 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	311	316
Additional paid-in capital	17,405,310	17,511,589
Treasury stock, at cost (7,335 shares on June 30, 2023)	(16,201)	-
Accumulated other comprehensive loss	(3,281)	-
Accumulated deficit	(9,090,475)	(7,171,128)

Total Stockholders’ Equity	8,295,664	10,340,777

Total Liabilities and Stockholders’ Equity	$10,245,587	$11,642,877

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
LICENSE FEE REVENUES:	$18,025	$18,025	$36,051	$36,051

COST OF REVENUES	1,459	1,459	2,919	2,919

GROSS PROFIT	16,566	16,566	33,132	33,132

OPERATING EXPENSES:
Compensation expense	169,186	100,212	331,443	227,393
Professional fees	570,295	248,179	935,565	444,427
Research and development	130,719	105,676	333,632	275,955
Insurance expense	22,251	30,866	46,896	64,158
Bad debt recovery	-	-	-	(20,000)
Selling, general and administrative expenses	239,100	25,918	304,066	62,743

Total operating expenses	1,131,551	510,851	1,951,602	1,054,676

LOSS FROM CONTINUING OPERATIONS	(1,114,985)	(494,285)	(1,918,470)	(1,021,544)

OTHER INCOME (EXPENSE):
Interest and dividend income, net	109,584	377	173,972	792
Other income from equity shares earned for lock up agreement	-	-	-	85,733
Interest expense	(1,863)	-	(3,518)	-
Net realized loss on equity investments	(2,179)	(104,700)	(2,179)	(104,700)
Penalty from early termination of CD	-	-	(166,034)	-
Net unrealized loss on equity investments	(3,508)	(59,511)	(3,118)	(221,309)
Other expense	-	(283)	-	(283)

Total other income (expense)	102,034	(164,117)	(877)	(239,767)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,012,951)	(658,402)	(1,919,347)	(1,261,311)

Provision for income taxes	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(1,012,951)	(658,402)	(1,919,347)	(1,261,311)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	-	-	-	(1,163)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	(1,163)

NET LOSS	$(1,012,951)	$(658,402)	$(1,919,347)	$(1,262,474)

COMPREHENSIVE LOSS:
Net loss	$(1,012,951)	$(658,402)	$(1,919,347)	$(1,262,474)

Other comprehensive loss:
Unrealized loss on short-term investments	(8,520)	-	(3,281)	-

Comprehensive loss	$(1,021,471)	$(658,402)	$(1,922,628)	$(1,262,474)

NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.32)	$(0.33)	$(0.61)	$(0.64)
Discontinued operations - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	3,153,852	1,987,906	3,156,311	1,980,365

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain	Deficit	Equity
Balance, December 31, 2022	-	$-	-	$-	3,158,797	$316	$17,511,589	-	$-	$-	$(7,171,128)	$10,340,777

Accretion of stock options expense to stock based compensation	-	-	-	-	-	-	4,237	-	-	-	-	4,237

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	-	-	-	-	5,239	-	5,239

Net loss	-	-	-	-	-	-	-	-	-	-	(906,396)	(906,396)

Balance, March 31, 2023	-	-	-	-	3,158,797	316	17,515,826	-	-	5,239	(8,077,524)	9,443,857

Stock options issued as stock based compensation	-	-	-	-	-	-	4,237	-	-	-	-	4,237

Purchase of treasury stock	-	-	-	-	-	-	-	57,335	(130,959)	-	-	(130,959)

Cancellation of treasury stock	-	-	-	-	(50,000)	(5)	(114,753)	(50,000)	114,758	-	-	-

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	-	-	-	-	(8,520)	-	(8,520)

Net loss	-	-	-	-	-	-	-	-	-	-	(1,012,951)	(1,012,951)

Balance, June 30, 2023	-	$-	-	$-	3,108,797	$311	$17,405,310	7,335	$(16,201)	$(3,281)	$(9,090,475)	$8,295,664

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain	Deficit	Equity
Balance, December 31, 2021	-	$-	227	$-	98,636,970	$9,864	$12,314,979	-	$-	$-	$(3,262,577)	$9,062,266

Accretion of stock options expense to stock based compensation	-	-	-	-	-	-	45,009	-	-	-	-	45,009

Common stock issued for conversion of Series C preferred stock	-	-	(227)	-	758,334	76	(76)	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(604,072)	(604,072)

Balance, March 31, 2022	-	-	-	-	99,395,304	9,940	12,359,912	-	-	-	(3,866,649)	8,503,203

Stock options issued as stock based compensation	-	-	-	-	-	-	15,112	-	-	-	-	15,112

Amortization of prepaid stock-based compensation	-	-	-	-	-	-	14,124	-	-	-	-	14,124

Net loss	-	-	-	-	-	-	-	-	-	-	(658,402)	(658,402)

Balance, June 30, 2022	-	$-	-	$-	99,395,304	$9,940	$12,389,148	-	$-	$-	$(4,525,051)	$7,874,037

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,919,347)	$(1,262,474)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt recovery	-	(20,000)
Stock-based compensation and professional fees	8,474	74,245
Amortization of prepaid stock-based professional fees	67,550	-
Net realized loss on equity investments	2,179	104,700
Net unrealized loss on equity investments	3,118	221,309
Equity shares earned for lock up agreement	-	(85,733)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(50,071)	38,304
Interest receivable	(2,380)	(2,380)
Accounts payable and accrued expenses	683,874	(262,013)
Insurance payable	-	40,819
Deferred revenue	(36,051)	(36,051)

NET CASH USED IN OPERATING ACTIVITIES	(1,242,654)	(1,189,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(10,352,410)	66,707
Sale of short-term investments	517,821	-
Collection on note receivable	-	20,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(9,834,589)	86,707

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(130,959)	-

NET CASH USED IN FINANCING ACTIVITIES	(130,959)	-

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(11,208,202)	(1,102,567)

CASH AND CASH EQUIVALENTS - beginning of the period	11,367,034	9,837,001

CASH AND CASH EQUIVALENTS - end of the period	$158,832	$8,734,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,518	$-
Income taxes	$-	$25,159

Non-cash investing and financing activities:
Common stock issued for conversion of Series C preferred stock	$-	$76
Initial fair value of stock options issued as stock-based compensation recorded as deferred compensation	$-	$89,546
Change in accumulated other comprehensive loss and short-term investments	$3,281	$-
Cancellation of treasury stock	$114,758	$-

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company generated a net loss of $1,919,347 and used cash in operations of $1,242,654 during the six months ended June 30, 2023. Additionally, the Company has an accumulated deficit of $9,090,475 on June 30, 2023. As of June 30, 2023, the Company had working capital of $9,057,493.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and liquid short-term investments to meet its obligations for a minimum of twelve months from the date of this filing.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the six months ended June 30, 2023 and 2022 include the collectability of notes receivable, the percentage of completion of research and development projects, valuation of equity investments, valuation allowances for deferred tax assets, the fair value of warrants issued with debt and for services, and the fair value of shares and stock options issued for services.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. On June 30, 2023, the Company did not have cash in excess of FDIC limits. On December 31, 2022, the Company had cash in excess of FDIC limits of approximately $10,868,000. During the six months ended June 30, 2023, the Company began transferring funds to other high quality financial institutions to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits. In connection with the early termination of a certificate of deposit, the Company paid a penalty of $166,034, which is reflected on the accompanying unaudited consolidated statement of operations and comprehensive loss. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments.

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

The Company recorded $8,520 and $3,281 of unrealized loss as a component of other comprehensive loss for the three and six months ended June 30, 2023. The Company did not recognize any unrealized gains or losses on short-term investments during the six months ended June 30, 2022.

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

Prepaid Expenses

Prepaid expenses and other current assets of $121,334 and $135,894 on June 30, 2023 and December 31, 2022, respectively, consist primarily of costs paid for future services which will occur within a year. On June 30, 2023 and December 31, 2022, prepaid expenses and other assets – non-current amounted to $67,902 and $70,821, respectively, and consist primarily of costs paid for future services which will occur after a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, research and development, license fees, public relations and business advisory services, and legal fees which are being amortized over the terms of their respective agreements, which may exceed a year of service.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of June 30, 2023 and December 31, 2022 that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the six months ended June 30, 2023 and 2022, research and development costs were $333,632 and $275,955, respectively. During the three months ended June 30, 2023 and 2022, research and development costs were $130,719 and $105,676, respectively.

Leases

Leases are accounted for using ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. As of June 30, 2023 and December 31, 2022, the Company has no leases. The Company will analyze any lease to determine if it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASU 2016-02. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the six months ended June 30, 2023 and 2022:

	June 30,	June 30,
	2023	2022
Stock options	28,849	28,849
Warrants	404,580	347,080
	433,429	375,929

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
June 30, 2023
(UNAUDITED)

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2023 and December 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$9,829,129	$-	$-	$-	$-	$-
Equity investments	$-	$-	$-	$3,118	$-	$-

The Company’s short-term investments and equity investments are level 1 measurements and are based on redemption value at each date.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

Short-Term Investments – Debt Securities, at Fair Value

The following table summarizes activity in the Company’s short-term investments, at fair value for the periods presented:

	June 30,	June 30,
	2023	2022
Balance, beginning period	$-	$-
Additions	10,352,410	-
Sales at original cost	(517,821)
Unrealized and realized losses	(5,460)	-
Balance, end of period	$9,829,129	$-

Equity Investments, at Fair Value

The following table summarizes activity in the Company’s equity investments, at fair value for the periods presented:

	June 30,	June 30,
	2023	2022
Balance, beginning period	$3,118	$419,995
Additions	-	85,733
Sales at original cost	-	(171,407)
Unrealized loss	(3,118)	(221,309)
Balance, end of period	$-	$113,012

On June 30, 2023 and December 31, 2022, equity instruments, at fair value consisted of 1,559 shares of common equity securities of one entity, Home Bistro, Inc.

During the six months ended June 30, 2022, the Company received 1,559 shares of Home Bistro, Inc. common stock with grant date fair value of $85,733 or $54.99 per share, in exchange for entering into a lock up and leak out agreement which was recorded as other income from equity shares earned for services in the accompanying unaudited consolidated statement of operations and comprehensive loss. The Company measures equity securities received for services at fair value on the date of receipt.

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

NOTE 4 – DISPOSAL OF THE DISCONTINUED OPERATIONS OF THE NFID BUSINESS

On September 30, 2021, the Company entered into and closed on an Asset Purchase Agreement (see Note 1) with NFID, LLC, an unrelated party, a Florida limited liability company, whereby the Company sold certain assets, properties, and rights in connection with its NFID trademark name, logos, domain, and apparel clothing and accessories for a purchase price of $60,000 in the form of a promissory note amounting to $60,000. The promissory note bears 8% interest per annum and matures on October 1, 2023. As of June 30, 2023, the note receivable had a principal balance of $60,000 and accrued interest receivable of $8,390 for a total outstanding receivable balance of $68,390. As of December 31, 2022, the note receivable had a principal balance of $60,000 and accrued interest receivable of $6,010 for a total outstanding receivable balance of $66,010 (see Note 5).

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

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

The summarized operating result of discontinued operations of the NFID Business included in the Company’s consolidated statements of operations for the six months ended June 30, 2023 and 2022 is as follows:

	For the Six Months
	Ended June 30,
	2023	2022
Product sales, net	$-	$-
Cost of sales	-	1,079
Gross profit (loss)	-	(1,079)
Total operating and other non-operating expenses	-	(84)
Gain from sale of NFID business	-	-
Loss from discontinued operations	$-	$(1,163)

NOTE 5 – NOTE RECEIVABLE

On June 30, 2023 and December 31, 2022, note receivable consisted of the following:

	June 30,	December 31,
	2023	2022
Principal amount of note receivable	$60,000	$60,000
Accrued interest receivable	8,390	6,010
Note receivable - current	$68,390	$66,010

On September 30, 2021, the Company executed a note receivable agreement with NFID, LLC in connection with an Asset Purchase Agreement (see Note 4). The promissory note bears 8% interest per annum and matures on October 1, 2023. The outstanding principal and accrued interest shall be due and payable on maturity. As of June 30, 2023, this note receivable had outstanding principal receivable of $60,000 and accrued interest receivable of $8,390 for a total receivable balance of $68,390 which is reflected in the accompanying unaudited consolidated balance sheet as note receivable – current. As of December 31, 2022, this note receivable had outstanding principal receivable of $60,000 and accrued interest receivable of $6,010 for a total receivable balance of $66,010 which is reflected in the accompanying consolidated balance sheet as note receivable – current.

NOTE 6 – STOCKHOLDERS’ EQUITY

Shares Authorized

The Company has 505,000,000 shares authorized which consist of 500,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Preferred stock

In April 2013, the Company designated 1,000,000 shares of preferred stock as Series A Convertible Preferred Stock and in November 2019, the Company designated 2,000 shares of preferred stock as Series B Convertible Preferred Stock. As of June 30, 2023 and December 31, 2022, there were no shares of the Series A and Series B preferred stock issued and outstanding.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

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
June 30, 2023
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

As of June 30, 2023 and December 31, 2022, there were no shares of Series C Convertible preferred stock issued and outstanding.

Stock Repurchase Plan

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1.0 million of the Company’s issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. Through June 30, 2023, the Company purchased 57,335 shares of common stock for a cost of $130,959 and cancelled 50,000 of these shares for a cost of $114,758.

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

During the six months ended June 30, 2023 and 2022, the Company amortized $8,474 and $60,121 of the deferred compensation which was recorded as compensation expenses in the accompanying unaudited consolidated statement of operations and comprehensive loss. As of June 30, 2023, the deferred compensation related to these issuances had a balance of $5,651 and will be expensed over the next 7 months. As of December 31, 2022, the deferred compensation related to these issuances had a balance of $14,125.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

Stock option activities for the six months ended June 30, 2023 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	28,849	$7.28	6.31	$20,130
Granted	-	-	-	-
Forfeited	-	-	-	-
Balance Outstanding, June 30, 2023	28,849	$7.28	5.82	$12,270
Exercisable, June 30, 2023	23,849	$6.71	5.23	$12,270

Stock Warrants

Warrant activities for the six months ended June 30, 2023 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	404,580	$14.05	3.3	-
Granted	-	-	-	-
Balance Outstanding, June 30, 2023	404,580	$14.05	2.8	-
Exercisable, June 30, 2023	404,580	$14.05	2.8	-

NOTE 7 – CONCENTRATIONS

Customer concentration

For the six months ended June 30, 2023 and 2022, one licensee accounted for 100% total revenues from customer license fee.

Vendor concentrations

For the six months ended June 30, 2023 and 2022, one licensor accounted for 100% of the Company’s vendor license agreements (see below) related to the Company’s biopharmaceutical operation.

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
June 30, 2023
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

Dr. James Kuo

On January 27, 2022, the Company and Dr. James Kuo entered into an employment agreement (“Kuo Employment Agreement”) for Dr. Kuo to serve as the Vice President of Research & Development. The Kuo Employment Agreement shall be effective as of the date of the agreement and shall automatically renew for a period of one year at every anniversary of the effective date, with the same terms and conditions, unless either party provides written notice of its intention not to extend the term of the Kuo Employment Agreement at least thirty days prior to the applicable renewal date. Dr. Kuo shall be paid an annual base salary of $30,000. For each twelve-month period of his employment, Dr. Kuo shall be entitled to a bonus whereby amount and terms shall be in the sole and absolute discretion of the Board of Directors (“Board”) and shall be payable at the Company’s sole option in stock or in cash. In addition, an aggregate of 16,000 incentive stock options were granted under the 2020 Plan to Dr. Kou, exercisable at $10.00 per share and expires on January 31, 2032. The stock options vest as follows: (i) 6,000 stock options upon issuance; (ii) 5,000 vests on October 31, 2022 and; (iii) 5,000 vests on October 31, 2023. The 16,000 stock options had a fair value of $94,915 which valued at grant date using Binomial Lattice option pricing model with the following assumptions: risk-free interest rate of 1.18%, expected dividend yield of 0%, expected term of 2 years using the simplified method and expected volatility of 117% based on calculated volatility. The Company recorded the fair value of the stock options, in the amount of $94,915, as deferred compensation which is being amortized over the vesting period. During the six months ended June 30, 2023 and 2022, the Company amortized $8,474 and $59,133 of the deferred compensation which was recorded as compensation expenses in the consolidated statement of operations and comprehensive loss, respectively. As of June 30, 2023 and December 31, 2022, the deferred compensation had a balance of $5,651 and $14,125, respectively (see Note 6).

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

License Agreements between the Company and Vendors

University of Maryland, Baltimore - License Agreement for Development and Use of Central Nervous System-Homing Peptides

Commercial Evaluation License and Option Agreement with the University of Maryland, Baltimore

Effective as of July 15, 2020, the Company, through its wholly-owned subsidiary, Silo Pharma, Inc. (see Note 1) and University of Maryland, Baltimore (“UMB”) (collectively as “Parties”), entered into a commercial evaluation license and option agreement (“License Agreement”), granting the Company an exclusive, non-sublicensable, non-transferable license to with respect to the exploration of the potential use of central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology. The License Agreement also granted the Company an exclusive option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license (“Exclusive Option”) with respect to the subject technology. The License Agreement had a term of six months from the effective date however if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first. The Company exercised its Exclusive Option on January 13, 2021 and entered into a Master License Agreement on February 12, 2021. Both parties may terminate this agreement within thirty days by giving written notice.

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

On January 28, 2022, the Parties entered into a second amendment to the commercial evaluation and license agreement dated February 26, 2021 (“Second Amendment”). The Second Amendment extended the term of the original license agreement until December 31, 2022. However, if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first.

On June 22, 2022, the Parties entered into a third amendment to the commercial evaluation and license agreement dated February 26, 2021 (“Third Amendment”). The Third Amendment expands the scope of the license granted in the License Agreement to add additional patent rights with respect to an invention generally known as Peptide-Targeted Liposomal Delivery for Treatment Diagnosis, and Imaging of Diseases and Disorders. In consideration of the licenses granted under this Third Amendment, Company agreed to pay a one-time, non-refundable fee of $2,500 which was recorded as research and development expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2022. On December 16, 2022, the Company and UMB entered into a fourth amendment to License Agreement (the “Fourth Amendment”) to extend the term of the License Agreement until March 31, 2023. In addition, the parties agreed in the Fourth Amendment to allow the Company to extend the term of the License Agreement to June 30, 2023 by paying UMB a fee of $1,000 on or before February 28, 2023. This fee was paid and the term of the License Agreement was extended to June 30, 2023. In February 2023, upon payment of the extension fee of $1,000, the Company recorded license fees of $1,000 which is included in cost of revenues on the accompanying unaudited consolidated statement of operations and comprehensive loss. On June 28, 2023, the Company and UMB entered into a fifth amendment to License Agreement (the “Fifth Amendment”) to extend the term of the License Agreement until September 30, 2023. The Company may at its option extend this Agreement until December 31, 2023, by providing written notice to University on or before August 31, 2023, and by paying an additional license fee of $2,500.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments (see below for payment terms), (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. The Company paid to UMB a license fee of $75,000, payable as follows: (a) $25,000 was due within 30 days following the effective date; and (b) $50,000 on or before the first anniversary of the effective date, which was paid in February 2022. The license fee is non-refundable and is not creditable against any other fee, royalty or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The Company paid $25,000 license fee on February 17, 2021 and $50,000 in February 2022 which was recorded as prepaid expense and is being amortized over the 15-year term. During the six months ended June 30, 2023 and 2022, the Company recognized license fees of $2,500 and $2,500, respectively, from the amortization of prepaid license fees. On June 30, 2023, prepaid expense and other current assets – current amounted $5,000 and prepaid expense – non-current amounts $58,125. On December 31, 2022, prepaid expense and other current assets – current amounted $5,000 and prepaid expense – non-current amounts $60,625 as reflected in the consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

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

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below - Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. During the six months ended June 30, 2023 and 2022, the Company recognized license fees of $419 and $419, respectively, from the amortization of the sublicense fee. On June 30, 2023, prepaid expense and other current assets – current amounted $838 and prepaid expenses – non-current amounts $9,776 and on December 31, 2022, prepaid expense and other current assets – current amounted $838 and prepaid expenses – non-current amounts $10,196 as reflected in the unaudited consolidated balance sheets.

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
June 30, 2023
(UNAUDITED)

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

During the six months ended June 30, 2023 and 2022, the Company recognized license fee revenues of $34,375 and $34,375, respectively. On June 30, 2023, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted $790,625. On December 31, 2022, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted $825,000 as reflected in the consolidated balance sheets.

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

Pursuant to the Sublicense Agreement, Aikido agreed to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. During the six months ended June 30, 2023 and 2022, the Company recognized revenue of $1,676 and $1,676, respectively. On June 30, 2023, deferred revenue – current portion amounted $3,352 and deferred revenue – long-term portion amounted $39,106, and on December 31, 2022, deferred revenue – current portion amounted $3,352 and deferred revenue – long-term portion amounted $40,782 as reflected in the unaudited consolidated balance sheets.

Sponsored Study and Research Agreements between the Company and Vendors

Investigator-Sponsored Study Agreement with University of Maryland, Baltimore

On January 5, 2021, the Company entered into an investigator-sponsored study agreement (“Sponsored Study Agreement”) with the University of Maryland, Baltimore. The research project is a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of multiple sclerosis (“MS”). More specifically, the study is designed to evaluate (1) whether MS-1-displaying liposomes can effectively deliver dexamethasone to the CNS and (2) whether MS-1-displaying liposomes are superior to plain liposomes, also known as free drug, in inhibiting the relapses and progression of experimental autoimmune encephalomyelitis. Pursuant to the Sponsored Study Agreement, the research shall commence on March 1, 2021 and will continue until substantial completion, subject to renewal upon mutual written consent of the parties. The total cost under the Sponsored Study Agreement shall not exceed $81,474 which is payable in two equal installments of $40,737 upon execution of the Sponsored Study Agreement and $40,737 upon completion of the project with an estimated project timeline of nine months. In 2021, the Company paid $40,737 and recorded research and development expense of $40,737. This project has been postponed until further notice and the second payment is not due.

Sponsored Research Agreement with The Regents of the University of California

On June 1, 2021 (the “Effective Date”), the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. Pursuant to the Agreement, the Company shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the Effective Date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. During the years ended December 31, 2022 and 2021, pursuant to the Sponsored Research Agreement, the Company paid to UCSF $181,710 and $100,570, respectively, which were recorded to prepaid expense and other current assets – current to be amortized over the two-year period. During the six months ended June 30, 2023, the Company paid the remaining amount due of $60,570. During the six months ended June 30, 2023 and 2022, the Company recorded research and development expenses of $71,427 and $85,412, respectively, from the amortization of the prepaid research and development fees. On June 30, 2023 and December 31, 2022, prepaid research and development fees amounted to $0 and $10,857, respectively which is reflected in prepaid expenses and other current assets – current on the unaudited accompanying consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

The Company paid the first payment of $92,095 on September 1, 2021 and on August 31, 2022, the Company paid the second payment of $92,095. These payments were recorded to prepaid expense and other current assets – current to be amortized into research and development expense during the year ended December 31, 2022. During the six months ended June 30, 2023 and 2022, the Company recorded research and development expenses of $0 and $50,000, respectively, from the amortization of these prepaid research and development fees and other expenses. On June 30, 2023 and December 31, 2022, the Company owed UMB $92,095 which was included in accounts payable on the accompanying unaudited consolidated balance sheets.

On June 7, 2022, the Company and UMB amended the July 2021 Sponsored Research Agreement whereby both parties agreed to make changes to the original project work and budget. The amendment had no effect on the consolidated financial statements.

Sponsored Research Agreement with Columbia University

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University pursuant to which the Company has been granted an option to license certain assets currently under development, including Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the date of the exercise of the option. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to post-traumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. The Company paid the first payment of $430,825 in November 2021 and the second payment of $430,825 in July 2022, which were recorded to prepaid expense and other current assets – current to be amortized over the estimated project timeline of twelve months. On October 13, 2022, the Company entered into an amendment to the Columbia Agreement (the “Columbia Amendment”), pursuant to which the parties agreed to extend the payment schedule, whereby the third payment of $430,825 was due in March 2023 and remains unpaid as of June 30, 2023, and the remaining payment of $143,607 is due upon completion.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

During the six months ended June 30, 2023 and 2022, the Company recorded research and development expense of $215,412 and $71,804, respectively, from the amortization of the prepaid research and development fees. As of June 30, 2023 and December 31, 2022, accrued expenses related to this sponsored research agreement were $359,019 and $143,607, respectively. As of June 30, 2023, the Company estimates that this research project is approximately 85% complete.

Research Agreement with Reprocell

On October 25, 2022, (the “Effective Date”), the Company entered into a research agreement (the “Reprocell Research Agreement”) with Reprocell pursuant to which Reprocell shall conduct a study to assess the binding of a peptide on healthy and rheumatoid arthritis synovial tissue. Pursuant to the Reprocell Research Agreement, the Company shall pay Reprocell a total fee of $41,306 to conduct the research over a three-month period. During the year ended December 31, 2022, pursuant to the Reprocell Research Agreement, the Company paid to Reprocell $21,172 which was recorded as prepaid expense and other current assets – current to be amortized over the three-month period. During the year ended December 31, 2022, the Company recorded research and development expense of $33,252 from the amortization of the prepaid research and development fees. During the six months ended June 30, 2023, the Company recorded research and development expense of $13,944 from the amortization of the prepaid research and development fees. As of June 30, 2023 and December 31, 2022, accounts payable and accrued expenses related to this research agreement were $20,134 and $20,134, respectively.

During the six months ended June 30, 2023 and 2022, the Company entered into other research and development agreements. In connection with such agreements, the Company recorded research and development expenses of $32,849 and $65,938, respectively.

On June 30, 2023, future amounts due under sponsored study and research agreements between the Company and vendors is as follows:

Year ended June 30,	Amount
2023	$711,758
Total	$711,758

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

Pursuant to the terms of the JV Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the JV Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of June 30, 2023 and December 31, 2022 and as of the current date of this report, the joint venture entity has not been formed yet.

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

Amended Service Agreement

On September 10, 2021 (“Effective Date”), the Company entered into an Amendment Agreement (“Amended Service Agreement”) to a certain service agreement dated on September 8, 2020 with the University of Texas (“University”) at Austin whereby the University will provide advisory service and assist the Company on identifying license and sponsored research opportunities for the Company. The Company shall pay the University $5,000 per quarter starting on the Effective Date. Any cost incurred will be reimbursed only after prior written consent by the Company. The term of the Amended Service Agreement is for 36 months unless earlier terminated by either party upon giving a written notice as defined in the agreement. During the six months ended June 30, 2023 and 2022, the Company paid $15,000 and $10,000 related to this agreement which in included in professional fees on the accompanying unaudited consolidated statements of operations, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1.0 million of the Company’s issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. From July 1, 2023 through August 10, 2023, the Company purchased 31,394 shares of common stock for a cost of $65,982.

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

On January 28, 2022, the Company and University of Maryland, Baltimore entered into a second amendment to the License Agreement dated February 26, 2021 (“Second Amendment”). The Second Amendment extended the term of the License Agreement until December 31, 2022. However, if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first. On June 22, 2022, the Company and UMB entered into a third amendment to the License Agreement dated February 26, 2021 under which UMB agreed, to expand the scope of the license granted in the CELA to add additional Patent Rights with respect to an invention generally known as “Peptide-Targeted Liposomal Delivery for Treatment Diagnosis, and Imaging of Diseases and Disorders.” On December 16, 2022, the Company and UMB entered into a fourth amendment to License Agreement (the “Fourth Amendment”) dated February 26, 2021 to extend the term of the License Agreement until March 31, 2023. In addition, the parties agreed in the Fourth Amendment to allow the Company to extend the term of the License Agreement to June 30, 2023 by paying UMB a fee of $1,000 on or before February 28, 2022. This fee was paid and thus the term of the License Agreement was extended to June 30, 2023. On June 28, 2023, the Company and UMB entered into a fifth amendment to License Agreement (the “Fifth Amendment”) to extend the term of the License Agreement until September 30, 2023. The Company may at its option extend this Agreement until December 31, 2023, by providing written notice to University on or before August 31, 2023, and by paying an additional license fee of $2,500.

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

Pursuant to the terms of the Joint Venture Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the Joint Venture Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of June 30, 2023 and as of the current date of this Quarterly Report, the joint venture entity has not been formed yet.

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

Investigator-Sponsored Study Agreements between the Company and Vendors

Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University (“Columbia”) pursuant to which Columbia shall conduct two different studies related to all uses of Ketamine or its metabolites in combination with Prucalopride, one of which is related to Alzheimer’s and the other of which is related to Depression, PTSD and Stress Projects. In addition, Company has been granted an option to license certain assets currently under development, including Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the date of the exercise of the option. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to posttraumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. On October 13, 2022, the Company entered into an amendment of the sponsored research agreement pursuant to which the parties agreed to extend the payment schedule until March 31, 2024. The Company paid the first payment of $430,825 in November 2021 and the second payment of $430,825 in July 2022. On October 13, 2022, the Company entered into an amendment to the Columbia Agreement (the “Columbia Amendment”), pursuant to which the parties agreed to extend the payment schedule, whereby the third payment of $430,825 was due in March 2023 and remains unpaid as of June 30, 2023, and the remaining payment of $143,607 is due upon completion. As of June 30, 2023, we estimate that this research project is approximately 85% complete.

Sponsored Research Agreement with University of Maryland, Baltimore for the Study of Targeted liposomal drug delivery for rheumatoid arthritis

On July 6, 2021, we entered into a sponsored research agreement (the “July 2021 Sponsored Research Agreement”) with UMB pursuant to which UMB shall evaluate the pharmacokinetics of dexamethasone delivered to arthritic rats via liposome. The research pursuant to the July 2021 Sponsored Research Agreement commenced on September 1, 2021 and will continue until the substantial completion thereof, subject to renewal upon written consent of the parties with a project timeline of twelve months. The July 2021 Sponsored Research Agreement may be terminated by either party upon 30 days’ prior written notice to the other party. In addition, if either party commits any material breach of or defaults with respect to any terms or conditions of the July 2021 Sponsored Research Agreement and fails to remedy such default or breach within 10 business days after written notice from the other party, the party giving notice may terminate the July 2021 Sponsored Research Agreement as of the date of receipt of such notice by the other party. If the Company terminates the July 2021 Sponsored Research Agreement for any reason other than an uncured material breach by UMB, we shall relinquish any and all rights it may have in the Results (as defined in the July 2021 Sponsored Research Agreement) to UMB. In addition, if the July 2021 Sponsored Research Agreement is terminated early, we, among other things, will pay all costs incurred and accrued by UMB as of the date of termination. Pursuant to the terms of the July 2021 Sponsored Research Agreement, UMB granted us an option (the “Option”) to negotiate and obtain an exclusive license to any UMB Arising IP (as defined in the July 2021 Sponsored Research Agreement) and UMB’s rights in any Joint Arising IP (as defined in the July 2021 Sponsored Research Agreement) (collectively, the “UMB IP”). We may exercise the Option by giving UMB written notice within 60 days after it receives notice from UMB of the UMB IP. We shall pay total fees of $276,285 as set forth in the July 2021 Sponsored Research Agreement. We paid the first payment of $92,095 on September 1, 2021 and on August 31, 2022, we paid the second payment of $92,095. On June 30, 2023 and December 31, 2022, we owed UMB $92,095 which was included in accounts payable on the accompanying unaudited consolidated balance sheets.

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

Investigator-Sponsored Study Agreement with UMB for CNS Homing Peptide

On January 5, 2021, we entered into an investigator-sponsored study agreement with UMB. The research project is a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of Multiple Sclerosis (“MS”). More specifically, the study is designed to evaluate (1) whether MS-1-displaying liposomes can effectively deliver dexamethasone to the central nervous system and (2) whether MS-1-displaying liposomes are superior to plain liposomes, also known as free drug, in inhibiting the relapses and progression of Experimental Autoimmune Encephalomyelitis. Pursuant to the agreement, the research commenced on March 1, 2021 and will continue until substantial completion, subject to renewal upon mutual written consent of the parties. The total cost under the investigator-sponsored study agreement shall not exceed $81,474 which is payable in two equal installments of $40,737 upon execution of the Sponsored Study Agreement and $40,737 upon completion of the project with an estimated project timeline of nine months. The Company paid $40,737 on January 13, 2021. This project is postponed until further notice and the second payment is not due.

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

Recent Developments

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1,000,000 of our issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. Through June 30, 2023, we purchased 57,335 shares of our common stock for a cost of $130,959 and cancelled 50,000 of these shares for a cost of $114,758.

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

The ultimate impact of the pandemic, or any other health epidemic, is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, its clinical trials, its research programs, healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s operations, and the Company will continue to monitor the situation closely.

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

On June 30, 2023, short-term investments, at fair value, amounted to $9,829,129.

Equity Investments

On June 30, 2023 and December 31, 2022, equity investments, at fair value of $0 and $3,118, respectively, comprised mainly of marketable common stock. Equity investments are carried at fair value with unrealized gains or losses which are recorded as net unrealized gain (loss) on equity investments in the accompanying unaudited consolidated statement of operations and comprehensive loss. Realized gains and losses are determined on a specific identification basis which is recorded as net realized gain (loss) on equity investments in the unaudited consolidated statement of operations and comprehensive loss. The Company reviews equity investments, at fair value for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

Results of Operations

Comparison of Our Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

The following table summarizes the results of operations for the three months ending June 30, 2023 and 2022 and were based primarily on the comparative unaudited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Revenues	$18,025	$18,025	$36,051	$36,051
Cost of sales	(1,459)	(1,459)	(2,919)	(2,919)
Gross profit	16,566	16,566	33,132	33,132
Operating expenses	(1,131,551)	(510,851)	(1,951,602)	(1,054,676)
Operating loss from continuing operations	(1,114,985)	(494,285)	(1,918,470)	(1,021,544)
Other income (expense), net	102,034	(164,117)	(877)	(239,767)
Loss from discontinued operations, net of tax	-	-	-	(1,163)
Net loss	$(1,012,951)	$(658,402)	$(1,919,347)	$(1,262,474)

Revenues

During the three and six months ended June 30, 2023 and 2022, we generated minimal revenues from operations. For the three months ended June 30, 2023 and 2022, revenues consisted of revenues on licensing fees related to our biopharmaceutical operation of $18,025. For the six months ended June 30, 2023 and 2022, revenues consisted of revenues on licensing fees related to our biopharmaceutical operation of $36,051.

Such revenues are primarily related to the Aikido License and Sublicense Agreement.

Cost of Revenues

During the three months ended June 30, 2023 and 2022, cost of revenues on license fees related to our biopharmaceutical operation amounted to $1,459. During the six months ended June 30, 2023 and 2022, cost of revenues on license fees related to our biopharmaceutical operation amounted to $2,919.

The primary components of cost of revenues on license fees include the cost of the license fees primarily related to the UMB License and Sublicense Agreement.

Operating Expenses

For the three and six months ended June 30, 2023 and 2022, total operating expenses consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Compensation expense	$169,186	$100,212	$331,443	$227,393
Professional fees	570,295	248,179	935,565	444,427
Research and development	130,719	105,676	333,632	275,955
Insurance expense	22,251	30,866	46,896	64,158
Bad debt recovery	-	-	-	(20,000)
Selling, general and administrative expenses	239,100	25,918	304,066	62,743
Total operating expenses	$1,131,551	$510,851	$1,951,602	$1,054,676

●	Compensation Expense:

For the three months ended June 30, 2023 and 2022, compensation expense amounted to $169,186 and $100,212, respectively, an increase of $68,974, or 68.8%. This increase resulted from an increase in BOD fees of $6,250, and an increase payroll expense and related benefits of $87,723, offset by a decrease in stock-based compensation of $24,999.

For the six months ended June 30, 2023 and 2022, compensation expense amounted to $331,443 and $227,393, respectively, an increase of $104,050, or 45.8%. This increase resulted from, an increase in BOD fees of $12,500, and an increase payroll expense and related benefits of $157,321, offset by a decrease in stock-based compensation of $65,771.

●	Professional Fees:

For the three months ended June 30, 2023 and 2022, professional fees were $570,295 and $248,179, respectively, an increase of $322,116, or 129.8%. The increase was primarily attributable to an increase in other consulting fees of $128,004, an increase in stock-based consulting fees of $33,775 related to the amortization of prepaid expense on previously issued shares to consultants for business advisory and strategic planning services, and an increase in legal fees of $190,391, offset by a decrease in accounting and auditing fees of $2,908, and a decrease in investor relations fees of $27,146.

For the six months ended June 30, 2023 and 2022, professional fees were $935,565 and $444,427, respectively, an increase of $491,138, or 110.5%. The increase was primarily attributable to an increase in other consulting fees of $243,863, an increase in stock-based consulting fees of $67,550 related to the amortization of prepaid expense on previously issued shares to consultants for business advisory and strategic planning services, an increase in investor relations fees of $4,320, and an increase in legal fees of $180,998, offset by a decrease in accounting and auditing fees of $5,593. During the six months ended June 30, 2023, we reimbursed Columbia University $171,311 related to patent related legal fees incurred by them on our behalf.

●	Research and Development:

For the three months ended June 30, 2023 and 2022, we incurred research and development expenses of $130,719 and $105,676, respectively, an increase of $25,043, or 23.7%. For the six months ended June 30, 2023 and 2022, we incurred research and development expenses of $333,632 and $275,955, respectively, an increase of $57,677, or 20.9%.

The increase was a result of an increase in research and development costs in connection with the Investigator-sponsored Study Agreement with UCSF, UMB, Columbia University, and other parties

●	Insurance Expense:

For the three months ended June 30, 2023 and 2022, insurance expense was $22,251 and $30,866, respectively, a decrease of $8,615, or 27.9%.

For the six months ended June 30, 2023 and 2022, insurance expense was $46,896 and $64,158, respectively, a decrease of $17,262, or 26.9%.

●	Bad Debt Recovery:

For the six months ended June 30, 2022, we recorded bad debt recovery of $20,000. We recorded bad debt recovery from the collection of a previously written off note receivable deemed uncollectible. We did not record such amount in the 2023 periods.

●	Selling, General and Administrative Expenses:

Selling, general and administrative expenses include advertising and promotion, patent related expenses, public company expenses, custodian fees, bank service charges, travel, and other office expenses.

For the three months ended June 30, 2023 and 2022, selling, general and administrative expenses were $239,100 and $25,918, respectively, an increase of $213,182, or 822.5%. The increase was primarily attributed to an increase in promotion expenses of $13,788, and the accrual of $200,000 related to Delaware franchise tax. The increase in Delaware franchise tax was attributable to our reverse stock split which did not include a reduction of our authorized shares. We are currently in discussion with the State of Delaware to negotiate this balance.

For the six months ended June 30, 2023 and 2022, selling, general and administrative expenses were $304,066 and $62,743, respectively, an increase of $241,323, or 384.6%. The increase was primarily attributed to an increase in public company expenses of $7,798, an increase in promotion expenses of $28,776, and an increase in franchise taxes of $14,685, offset by a net decrease in other general and administrative expenses of $9,936, Additionally, we accrued $200,000 related to Delaware franchise tax. The increase in Delaware franchise tax was attributable to our reverse stock split which did not include a reduction of our authorized shares. We are currently in discussion with the State of Delaware to negotiate this balance.

Loss from Continuing Operations

For the three months ended June 30, 2023 and 2022, loss from continuing operations amounted to $1,114,985 and $494,285, respectively, an increase of $620,700, or 125.6%. The increase was primarily a result of the changes in operating expenses discussed above.

For the six months ended June 30, 2023 and 2022, loss from continuing operations amounted to $1,918,470 and $1,021,544, respectively, an increase of $896,926, or 87.8%. The increase was primarily a result of the changes in operating expenses discussed above.

Other Income (Expenses), net

For the three months ended June 30, 2023 and 2022, other income (expenses), net amounted to $102,034 and $(164,117), respectively, a positive change of $266,151, or 162.2%. The increase in other income (expenses), net was primarily due to an increase in interest and dividend income of $109,207, a decrease in net realized and unrealized loss on equity investment of $158,524, and a decrease in other expenses of $283, offset by an increase in interest expense of $1,863.

For the six months ended June 30, 2023 and 2022, other expenses, net amounted to $877 and $239,767, respectively, a decrease of $238,890, or 99.6%. The decrease in other expenses, net was primarily due to an increase in interest and dividend income of $173,180, a decrease in net realized and unrealized loss on equity investment of $320,712, and a decrease in other expenses of $283, offset by an increase in interest expense of $3,518, an increase in penalty expense of $166,034 which was incurred due to the early termination of a certificate of deposit, and a decrease in other income recorded during the 2022 period from equity shares earned for lock up agreement of $85,733.

Loss from Discontinued Operations

For the six months ended June 30, 2023 and 2022, loss from discontinued operations amounted to $0 and $1,163, respectively, a decrease of $1,163, or 100.0%.

Net Loss

For the three months ended June 30, 2023, net loss amounted to $1,012,951, or $(0.32) per common share (basic and diluted), as compared to net loss of $658,402, or $(0.33) per common share (basic and diluted) for the three months ended June 30, 2022, an increase of $354,549, or 53.8%. The change was primarily a result of the changes discussed above.

For the six months ended June 30, 2023, net loss amounted to $1,919,347 or $(0.61) per common share (basic and diluted), as compared to net loss of $1,262,474, or $(0.64) per common share (basic and diluted) for the six months ended June 30, 2022, an increase of $656,873, or 52.0%. The change was primarily a result of the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $9,057,493, $158,832 in cash and cash equivalents, and short-term investments of $9,829,129 as of June 30, 2023, and working capital of $11,135,738 and $11,367,034 in cash and cash equivalents as of December 31, 2022, respectively.

	June 30,	December 31,	Working Capital	Percentage
	2023	2022	Change	Change
Working capital:
Total current assets	$10,177,685	$11,572,056	$(1,394,371)	(12)%
Total current liabilities	1,120,192	436,318	(683,874)	(157)%
Working capital:	$9,057,493	$11,135,738	$(2,078,245)	(19)%

The decrease in working capital of $2,078,245 was primarily attributable to a decrease in current assets of $1,394,371 primarily due to a net decrease in cash and cash equivalents of $11,208,202 and a decrease in prepaid expenses and other current assets of $14,560, offset by an increase in short-term investments of $9,829,129, and an increase in current liabilities of $683,874.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Six Months Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(1,242,654)	$(1,189,274)
Net cash (used in) provided by investing activities	(9,834,589)	86,707
Cash used in financing activities	(130,959)	-
Net decrease in cash	$(11,208,202)	$(1,102,567)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 and 2022 were $1,242,654 and $1,189,274, respectively, an increase of $53,380, or 4%.

●	Net cash used in operating activities for the six months ended June 30, 2023 primarily reflected a net loss of $1,919,347, adjusted for the add-back of non-cash items such as net realized and unrealized loss on equity investments of $5,297, stock-based compensation of $8,474, and amortization of prepaid stock-based professional fees of $67,550, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $50,071, an increase of interest receivable of $2,380, an increase in accounts payable and accrued expenses of $683,874 and a decrease in deferred revenue of $36,051.

●	Net cash used in operating activities for the six months ended June 30, 2022 primarily reflected a net loss of $1,262,474 adjusted for the add-back of non-cash items such as bad debt recovery of $20,000, stock-based compensation of $74,245, net realized loss on equity investments of $104,700, net unrealized loss on equity investments of $221,309, non-cash income from equity investment of $85,733 and changes in operating asset and liabilities primarily consisting of an increase of interest receivable of $2,380, an increase in insurance payable of $40,819 offset by a decrease in prepaid expenses and other current assets of $38,304, a decrease in accounts payable and accrued expenses of $262,013 and decrease in deferred revenue of $36,051.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities for the six months ended June 30, 2023 and 2022 were $(9,834,589) and $86,707, respectively, a change of $9,921,296.

●	Net cash used in investing activities for the six months ended June 30, 2023 was $9,834,589 which consisted of aggregate payments for the purchase of short-term investments of $10,352,410 offset by proceeds from the sale of short-term investments of $517,821.

●	Net cash provided by investing activities for the six months ended June 30, 2022 was $20,000 from proceeds from notes receivable collection and $66,707 net proceeds from sale of equity investment.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 was $130,959 which consisted of the purchase of treasury stock. We did not have any cash provided by or used in financing activities for the six months ended June 30, 2022.

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

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, we generated a net loss of $1,919,347 and used cash in operations of $1,242,654 during the six months ended June 30, 2023. Additionally, we have an accumulated deficit of $9,090,475 on June 30, 2023. As of June 30, 2023, we had working capital of $9,057,493.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about our ability to continue as a going concern. We believe that the Company has sufficient cash to meet its obligations for a minimum of twelve months from the date of this filing.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the six months ended June 30, 2023 and 2022 include the collectability of notes receivable, the percentage of completion of research and development projects, the valuation of equity investments, estimates of the deemed dividend, valuation allowances for deferred tax assets, the fair value of warrants issued with debt and for services, and the fair value of shares issued for services and in settlements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

On January 26, 2023, our Board of Directors authorized a stock repurchase plan to repurchase up to $1,000,000 of our issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. Through June 30, 2023, the Company purchased 57,335 shares of common stock for a cost of $130,959 and cancelled 50,000 of these shares for a cost of $114,758.

The following is a summary of our common stock repurchases during the quarterly period ended June 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
April 1, 2023 through April 30, 2023	16,088	$2.43	16,088
May 1, 2023 through May 31, 2023	9,367	$2.14	9,367
June 1, 2023 through June 30, 2023	31,880	$2.25	31,880
Total	57,335	$2.28	57,335	$869,041

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

SILO PHARMA, INC.

Dated: August 11, 2023	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2023	By:	/s/ Daniel Ryweck
	Name:	Daniel Ryweck
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)