Form 10-Q
period 2023-09-30
Silo Pharma, Inc.
filed 2023-11-13
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 13, 2023, 3,108,797 there were shares of common stock, par value $0.0001 per share, issued and outstanding.

SILO PHARMA, INC. AND SUBSIDIARY
FORM 10-Q
SEPTEMBER 30, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our ability to obtain additional funds for our operations;

●	our financial performance;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	intellectual property risks;

●	the impact of government regulation and developments relating to our competitors or our industry;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	our estimates of our expenses, losses, future revenue and capital requirements, including our needs for additional financing;

●	our ability to attract and retain qualified key management and technical personnel;

●	statements regarding our goals, intensions, plans and expectations, including the introduction of new products and markets;

●	general business and economic conditions, such as inflationary pressures, geopolitical conditions including, but not limited to, the conflict between Russia and the Ukraine, the conflict between Israel and Gaza, and the effects and duration of outbreaks of public health emergencies, such as COVID-19; and

●	our cash needs and financing plans.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$199,839	$11,367,034
Short-term investments	8,571,247	-
Equity investments	-	3,118
Prepaid expenses and other current assets	79,909	135,894
Note receivable, including interest receivable of $9,600 and $6,010 at September 30, 2023 and December 31, 2022, respectively	69,600	66,010

Total Current Assets	8,920,595	11,572,056

Prepaid expenses and other assets - non-current	66,442	70,821

Total Assets	$8,987,037	$11,642,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$606,669	$364,216
Deferred revenue - current portion	72,102	72,102

Total Current Liabilities	678,771	436,318

LONG TERM LIABILITIES:
Deferred revenue - long-term portion	811,706	865,782

Total Long Term Liabilities	811,706	865,782

Total Liabilities	1,490,477	1,302,100

Commitment and Contingencies (see Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized:
Series C convertible preferred stock, $0.0001 par value, 4,280 shares designated; no shares issued and outstanding at September 30, 2023 and December 31, 2022 ($1,000 per share liquidation value)	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 3,108,797 and 3,158,797 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	311	316
Additional paid-in capital	17,409,547	17,511,589
Treasury stock, at cost (79,293 shares on September 30, 2023)	(161,940)	-
Accumulated other comprehensive loss	(723)	-
Accumulated deficit	(9,750,635)	(7,171,128)

Total Stockholders’ Equity	7,496,560	10,340,777

Total Liabilities and Stockholders’ Equity	$8,987,037	$11,642,877

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

LICENSE FEE REVENUES:	$18,025	$18,025	$54,076	$54,076

COST OF REVENUES	1,459	1,459	4,378	4,378

GROSS PROFIT	16,566	16,566	49,698	49,698

OPERATING EXPENSES:
Compensation expense	379,294	96,529	710,737	323,922
Professional fees	338,164	402,190	1,273,729	846,617
Research and development	174,495	375,795	508,127	651,750
Insurance expense	25,915	30,865	72,811	95,023
Bad debt recovery	-	-	-	(20,000)
Selling, general and administrative expenses	(127,904)	60,341	176,162	123,084

Total operating expenses	789,964	965,720	2,741,566	2,020,396

LOSS FROM CONTINUING OPERATIONS	(773,398)	(949,154)	(2,691,868)	(1,970,698)

OTHER INCOME (EXPENSE):
Interest and dividend income, net	116,178	981	290,150	1,773
Other income from equity shares earned for lock up agreement	-	-	-	85,733
Interest expense	(1,078)	-	(4,596)	-
Net realized loss on equity investments	(1,862)	-	(4,041)	(104,700)
Penalty from early termination of CD	-	-	(166,034)	-
Net unrealized loss on equity investments	-	(35,073)	(3,118)	(256,382)
Other expense	-	-	-	(283)

Total other income (expense)	113,238	(34,092)	112,361	(273,859)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(660,160)	(983,246)	(2,579,507)	(2,244,557)

Provision for income taxes	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(660,160)	(983,246)	(2,579,507)	(2,244,557)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	-	-	-	(1,163)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	(1,163)

NET LOSS	$(660,160)	$(983,246)	$(2,579,507)	$(2,245,720)

COMPREHENSIVE LOSS:
Net loss	$(660,160)	$(983,246)	$(2,579,507)	$(2,245,720)

Other comprehensive loss:
Unrealized gain (loss) on short-term investments	2,558	-	(723)	-

Comprehensive loss	$(657,602)	$(983,246)	$(2,580,230)	$(2,245,720)

NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.21)	$(0.49)	$(0.82)	$(1.13)
Discontinued operations - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	3,108,797	2,000,700	3,140,299	1,987,170

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Series C Preferred Stock		Common Stock		Additional Paid In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity

Balance, December 31, 2022	-	$-	3,158,797	$316	$17,511,589	-	$-	$-	$(7,171,128)	$10,340,777

Accretion of stock- based options expense	-	-	-	-	4,237	-	-	-	-	4,237

Unrealized gain - short-term investments	-	-	-	-	-	-	-	5,239	-	5,239

Net loss	-	-	-	-	-	-	-	-	(906,396)	(906,396)

Balance, March 31, 2023	-	-	3,158,797	316	17,515,826	-	-	5,239	(8,077,524)	9,443,857

Accretion of stock- based options expense	-	-	-	-	4,237	-	-	-	-	4,237

Purchase of treasury stock	-	-	-	-	-	57,335	(130,959)	-	-	(130,959)

Cancellation of treasury stock	-	-	(50,000)	(5)	(114,753)	(50,000)	114,758	-	-	-

Unrealized loss - short-term investments	-	-	-	-	-	-	-	(8,520)	-	(8,520)

Net loss	-	-	-	-	-	-	-	-	(1,012,951)	(1,012,951)

Balance, June 30, 2023	-	-	3,108,797	311	17,405,310	7,335	(16,201)	(3,281)	(9,090,475)	8,295,664

Accretion of stock- based options expense	-	-	-	-	4,237	-	-	-	-	4,237

Purchase of treasury stock	-	-	-	-	-	71,958	(145,739)	-	-	(145,739)

Cancellation of treasury stock	-	-	-	-	-	-	-	-	-	-

Unrealized gain - short-term investments	-	-	-	-	-	-	-	2,558	-	2,558

Net loss	-	-	-	-	-	-	-	-	(660,160)	(660,160)

Balance, September 30, 2023	-	$-	3,108,797	$311	$17,409,547	79,293	$(161,940)	$(723)	$(9,750,635)	$7,496,560

	Series C Preferred Stock		Common Stock		Additional Paid In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity

Balance, December 31, 2021	227	$-	98,636,970	$9,864	$12,314,979	-	$-	$-	$(3,262,577)	$9,062,266

Accretion of stock- based options expense	-	-	-	-	45,009	-	-	-	-	45,009

Common stock issued for conversion of Series C preferred stock	(227)	-	758,334	76	(76)	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	(604,072)	(604,072)

Balance, March 31, 2022	-	-	99,395,304	9,940	12,359,912	-	-	-	(3,866,649)	8,503,203

Accretion of stock- based options expense	-	-	-	-	15,112	-	-	-	-	15,112

Amortization of prepaid stock-based compensation	-	-	-	-	14,124	-	-	-	-	14,124

Net loss	-	-	-	-	-	-	-	-	(658,402)	(658,402)

Balance, June 30, 2022	-	-	99,395,304	9,940	12,389,148	-	-	-	(4,525,051)	7,874,037

Sales of common stock	-	-	1,150,000	115	4,940,833	-	-	-	-	4,940,948

Accretion of stock- based options expense	-	-	-	-	7,556	-	-	-	-	7,556

Amortization of prepaid stock-based compensation	-	-	-	-	14,124	-	-	-	-	14,124

Net loss	-	-	-	-	-	-	-	-	(983,246)	(983,246)

Balance, September 30, 2022	-	$-	100,545,304	$10,055	$17,351,661	-	$-	$-	$(5,508,297)	$11,853,419

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,579,507)	$(2,245,720)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt recovery	-	(20,000)
Stock-based compensation	12,711	95,925
Amortization of prepaid stock-based professional fees	90,067	-
Net realized loss on equity investments	4,041	104,700
Net unrealized loss on equity investments	3,118	256,382
Equity shares earned for lock up agreement	-	(85,733)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(29,703)	(481,675)
Interest receivable	(3,590)	(3,590)
Accounts payable and accrued expenses	242,453	(194,292)
Insurance payable	-	16,447
Deferred revenue	(54,076)	(54,077)

NET CASH USED IN OPERATING ACTIVITIES	(2,314,486)	(2,611,633)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(10,467,096)	66,707
Sale of short-term investments	1,891,085	-
Collection on note receivable	-	20,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(8,576,011)	86,707

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	-	4,940,948
Purchase of treasury stock	(276,698)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(276,698)	4,940,948

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(11,167,195)	2,416,022

CASH AND CASH EQUIVALENTS - beginning of the period	11,367,034	9,837,001

CASH AND CASH EQUIVALENTS - end of the period	$199,839	$12,253,023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,596	$2,079
Income taxes	$-	$25,159

Non-cash investing and financing activities:
Change in accumulated other comprehensive loss on short-term investments	$723	$-
Cancellation of treasury stock	$114,758	$-

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

On September 30, 2021, the Company entered into and closed on an Asset Purchase Agreement (the “Asset Purchase Agreement) with NFID, LLC, a Florida limited liability company (the “Buyer”), whereby the Buyer purchased from the Company certain assets, properties, and rights in connection with the Company’s NFID trademark name, logos, domain, and apparel clothing and accessories for a purchase price of $60,000 in the form of a promissory note amounting to $60,000. The promissory note bore 8% interest per annum and matured on October 1, 2023. On November 8, 2023 and effective on October 1, 2023, the Company and the Buyer entered into a First Amendment Promissory Note which increased the interest rate to 9% per annum and extended the maturity date to December 30, 2023 for no consideration. Accordingly, the results of operations of this component, for all periods presented, are separately reported as “discontinued operations” on the accompanying unaudited consolidated statements of operations and comprehensive loss (see Note 4).

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
September 30, 2023
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

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company generated a net loss of $2,579,507 and used cash in operations of $2,314,486 during the nine months ended September 30, 2023. Additionally, the Company has an accumulated deficit of $9,750,635 on September 30, 2023. As of September 30, 2023, the Company had working capital of $8,241,824.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and liquid short-term investments to meet its obligations for a minimum of twelve months from the date of this filing.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the nine months ended September 30, 2023 and 2022 include the collectability of notes receivable, the percentage of completion of research and development projects, valuation of equity investments, valuation allowances for deferred tax assets, the fair value of warrants issued with debt and for services, and the fair value of shares and stock options issued for services.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. On September 30, 2023, the Company did not have cash in excess of FDIC limits. On December 31, 2022, the Company had cash in excess of FDIC limits of approximately $10,868,000. During the nine months ended September 30, 2023, the Company began transferring funds to other high quality financial institutions to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits. In connection with the early termination of a certificate of deposit, the Company paid a penalty of $166,034, which is reflected on the accompanying unaudited consolidated statement of operations and comprehensive loss. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments.

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

The Company recorded $2,558 and $(723) of unrealized gain (loss) as a component of other comprehensive loss for the three and nine months ended September 30, 2023, respectively. The Company did not recognize any unrealized gains or losses on short-term investments during the nine months ended September 30, 2022.

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

Note Receivable

The Company recognizes an allowance for losses on notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current note receivable aging, and expected future write-offs, as well as an assessment of specific identifiable accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recorded as part of general and administrative expenses.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(UNAUDITED)

Prepaid Expenses

Prepaid expenses and other current assets of $79,909 and $135,894 on September 30, 2023 and December 31, 2022, respectively, consist primarily of costs paid for future services which will occur within a year. On September 30, 2023 and December 31, 2022, prepaid expenses and other assets – non-current amounted to $66,442 and $70,821, respectively, and consist primarily of costs paid for future services which will occur after a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, research and development, license fees, public relations and business advisory services, and legal fees which are being amortized over the terms of their respective agreements, which may exceed a year of service.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of September 30, 2023 and December 31, 2022 that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(UNAUDITED)

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the nine months ended September 30, 2023 and 2022, research and development costs were $508,127 and $651,750, respectively. During the three months ended September 30, 2023 and 2022, research and development costs were $174,495 and $375,795, respectively.

Leases

Leases are accounted for using ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of September 30, 2023 and December 31, 2022, the Company has no leases. The Company will analyze any lease to determine if it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASU 2016-02. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the nine months ended September 30, 2023 and 2022:

	September 30,	September 30,
	2023	2022
Stock options	28,849	28,849
Warrants	404,580	404,580
	433,429	433,429

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(UNAUDITED)

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2023 and December 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	September 30, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$8,571,247	$-	$-	$-	$-	$-
Equity investments	$-	$-	$-	$3,118	$-	$-

The Company’s short-term investments and equity investments are level 1 measurements and are based on redemption value at each date.

Short-Term Investments – Debt Securities, at Fair Value

The following table summarizes activity in the Company’s short-term investments, at fair value for the periods presented:

	September 30,	September 30,
	2023	2022
Balance, beginning period	$-	$-
Additions	10,467,096	-
Sales at original cost	(1,895,126)
Unrealized losses	(723)	-
Balance, end of period	$8,571,247	$-

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(UNAUDITED)

Equity Investments, at Fair Value

The following table summarizes activity in the Company’s equity investments, at fair value for the periods presented:

	September 30,	September 30,
	2023	2022
Balance, beginning period	$3,118	$419,995
Additions	-	85,733
Sales at original cost	-	(171,407)
Unrealized loss	(3,118)	(256,382)
Balance, end of period	$-	$77,939

On September 30, 2023 and December 31, 2022, equity instruments, at fair value consisted of 1,559 shares of common equity securities of one entity, Home Bistro, Inc.

During the nine months ended September 30, 2022, the Company received 1,559 shares of Home Bistro, Inc. common stock with grant date fair value of $85,733 or $54.99 per share, in exchange for entering into a lock up and leak out agreement which was recorded as other income from equity shares earned for services in the accompanying unaudited consolidated statement of operations and comprehensive loss. The Company measures equity securities received for services at fair value on the date of receipt.

During the nine months ended September 30, 2022, the Company sold its equity investments in Aikido Pharma, Inc. with cost of $171,407 for gross proceeds of $66,707 and the Company recorded a net realized loss on equity investments amounting to $104,700 as reflected in the accompanying consolidated statement of operations.

Equity investments are carried at fair value with unrealized gains or losses which are recorded as net unrealized gain (loss) on equity investments in the accompanying unaudited consolidated statement of operations and comprehensive loss. Realized gains and losses are determined on a specific identification basis which is recorded as net realized gain (loss) on equity investments in the unaudited consolidated statement of operations and comprehensive loss. The Company reviews equity investments, at fair value, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

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

NOTE 4 – DISPOSAL OF THE DISCONTINUED OPERATIONS OF THE NFID BUSINESS

On September 30, 2021, the Company entered into and closed on an Asset Purchase Agreement (see Note 1) with NFID, LLC, an unrelated party, a Florida limited liability company, whereby the Company sold certain assets, properties, and rights in connection with its NFID trademark name, logos, domain, and apparel clothing and accessories for a purchase price of $60,000 in the form of a promissory note amounting to $60,000. The promissory note bore 8% interest per annum and matured on October 1, 2023. On November 8, 2023 and effective on October 1, 2023, the Company and the Buyer entered into a First Amendment Promissory Note which increased the interest rate to 9% per annum and extended the maturity date to December 30, 2023 for no consideration. As of September 30, 2023, the note receivable had a principal balance of $60,000 and accrued interest receivable of $9,600 for a total outstanding receivable balance of $69,600. As of December 31, 2022, the note receivable had a principal balance of $60,000 and accrued interest receivable of $6,010 for a total outstanding receivable balance of $66,010 (see Note 5).

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(UNAUDITED)

The summarized operating result of discontinued operations of the NFID Business included in the Company’s consolidated statements of operations for the nine months ended September 30, 2023 and 2022 is as follows:

	For the Nine Months
	Ended September 30,
	2023	2022
Product sales, net	$-	$-
Cost of sales	-	1,079
Gross profit (loss)	-	(1,079)
Total operating and other non-operating expenses	-	(84)
Loss from discontinued operations	$-	$(1,163)

NOTE 5 – NOTE RECEIVABLE

On September 30, 2023 and December 31, 2022, note receivable consisted of the following:

	September 30,	December 31,
	2023	2022
Principal amount of note receivable	$60,000	$60,000
Accrued interest receivable	9,600	6,010
Note receivable – current	$69,600	$66,010

On September 30, 2021, the Company executed a note receivable agreement with NFID, LLC in connection with an Asset Purchase Agreement (see Note 4). The promissory note bore 8% interest per annum and matured on October 1, 2023. On November 8, 2023 and effective on October 1, 2023, the Company and the Buyer entered into a First Amendment Promissory Note which increased the interest rate to 9% per annum and extended the maturity date to December 30, 2023 for no consideration. The outstanding principal and accrued interest shall be due and payable on maturity. As of September 30, 2023, this note receivable had outstanding principal receivable of $60,000 and accrued interest receivable of $9,600 for a total receivable balance of $69,600 which is reflected in the accompanying unaudited consolidated balance sheet as note receivable – current. As of December 31, 2022, this note receivable had outstanding principal receivable of $60,000 and accrued interest receivable of $6,010 for a total receivable balance of $66,010 which is reflected in the accompanying consolidated balance sheet as note receivable – current.

NOTE 6 – STOCKHOLDERS’ EQUITY

Shares Authorized

The Company has 505,000,000 shares authorized which consist of 500,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Series A and Series B Convertible Preferred Stock

In April 2013, the Company designated 1,000,000 shares of preferred stock as Series A Convertible Preferred Stock and in November 2019, the Company designated 2,000 shares of preferred stock as Series B Convertible Preferred Stock. As of September 30, 2023 and December 31, 2022, there were no shares of the Series A and Series B preferred stock issued and outstanding.

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(UNAUDITED)

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

As of September 30, 2023 and December 31, 2022, there were no shares of Series C Convertible preferred stock issued and outstanding.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(UNAUDITED)

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

Stock Repurchase Plan

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1.0 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2023. Through September 30, 2023, the Company purchased 129,293 shares of common stock for a cost of $276,698 and cancelled 50,000 of these shares for a cost of $114,758.

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

During the nine months ended September 30, 2023 and 2022, the Company amortized $12,711 and $95,925 of the deferred compensation which was recorded as compensation expenses in the accompanying unaudited consolidated statement of operations and comprehensive loss. As of September 30, 2023, the deferred compensation related to these issuances had a balance of $1,414 and will be expensed over the next one month. As of December 31, 2022, the deferred compensation related to these issuances had a balance of $14,125.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(UNAUDITED)

Stock option activities for the nine months ended September 30, 2023 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	28,849	$7.28	6.31	$20,130
Granted	-	-	-	-
Forfeited	-	-	-	-
Balance Outstanding, September 30, 2023	28,849	$7.28	5.56	$9,990
Exercisable, September 30, 2023	23,849	$6.71	4.98	$9,990

Stock Warrants

Warrant activities for the nine months ended September 30, 2023 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	404,580	$14.05	3.3	-
Granted	-	-	-	-
Balance Outstanding, September 30, 2023	404,580	$14.05	2.6	-
Exercisable, September 30, 2023	404,580	$14.05	2.6	-

NOTE 7 – CONCENTRATIONS

Customer concentration

For the nine months ended September 30, 2023 and 2022, one licensee accounted for 100% total revenues from customer license fees.

Vendor concentrations

For the nine months ended September 30, 2023 and 2022, one licensor accounted for 100% of the Company’s vendor license agreements (see below) related to the Company’s biopharmaceutical operations.

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(UNAUDITED)

On January 18, 2021, the Company and Mr. Weisblum entered into the first amendment (the “Amendment”) to the Employment Agreement, effective as of January 1, 2021. Pursuant to the Amendment Mr. Weisblum’s base salary was increased from $120,000 per year to $180,000 per year and all the terms and provisions of the Employment Agreement shall remain in full force and effect.

On October 12, 2022, the Company entered into a new employment agreement with Eric Weisblum (the “2022 Weisblum Employment Agreement”) pursuant to which Mr. Weisblum’s (i) base salary will be $350,000 per year, (ii) Mr. Weisblum will be paid a one-time signing bonus of $100,000, and (iii) Mr. Weisblum shall be entitled to receive an annual bonus of up to $350,000, subject to the sole discretion of the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), and upon the achievement of additional criteria established by the Compensation Committee from time to time (the “Annual Bonus”). In addition, pursuant to the 2022 Weisblum Employment Agreement, upon termination of Mr. Weisblum’s employment for death or Total Disability (as defined in the 2022 Weisblum Employment Agreement), in addition to any accrued but unpaid compensation and vacation pay through the date of his termination and any other benefits accrued to him under any Benefit Plans (as defined in the 2022 Weisblum Employment Agreement) outstanding at such time and the reimbursement of documented, unreimbursed expenses incurred prior to such termination date (collectively, the “Weisblum Payments”), Mr. Weisblum shall also be entitled to the following severance benefits: (i) 24 months of his then base salary; (ii) if Mr. Weisblum elects continuation coverage for group health coverage pursuant to COBRA Rights (as defined in the 2022 Weisblum Employment Agreement), then for a period of 24 months following Mr. Weisblum’s termination he will be obligated to pay only the portion of the full COBRA Rights cost of the coverage equal to an active employee’s share of premiums (if any) for coverage for the respective plan year; and (iii) payment on a pro-rated basis of any Annual Bonus or other payments earned in connection with any bonus plan to which Mr. Weisblum was a participant as of the date of his termination (together with the Weisblum Payments, the “Weisblum Severance”). Furthermore, pursuant to the 2022 Weisblum Employment Agreement, upon Mr. Weisblum’s termination (i) at his option (A) upon 90 days prior written notice to the Company or (B) for Good Reason (as defined in the 2022 Weisblum Employment Agreement), (ii) termination by the Company without Cause (as defined in the 2022 Weisblum Employment Agreement) or (iii) termination of Mr. Weisblum’s employment within 40 days of the consummation of a Change in Control Transaction (as defined in the Weisblum Employment Agreement), Mr. Weisblum shall receive the Weisblum Severance; provided, however, Mr. Weisblum shall be entitled to a pro-rated Annual Bonus of at least $200,000. In addition, any equity grants issued to Mr. Weisblum shall immediately vest upon termination of Mr. Weisblum’s employment by him for Good Reason or by the Company at its option upon 90 days prior written notice to Mr. Weisblum, without Cause. In September 2023, the Company paid a bonus of $200,000 to Mr. Weisblum.

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

Dr. James Kuo

On January 27, 2022, the Company and Dr. James Kuo entered into an employment agreement (“Kuo Employment Agreement”) for Dr. Kuo to serve as the Vice President of Research & Development. The Kuo Employment Agreement shall be effective as of the date of the agreement and shall automatically renew for a period of one year at every anniversary of the effective date, with the same terms and conditions, unless either party provides written notice of its intention not to extend the term of the Kuo Employment Agreement at least thirty days prior to the applicable renewal date. Dr. Kuo shall be paid an annual base salary of $30,000. For each twelve-month period of his employment, Dr. Kuo shall be entitled to a bonus whereby amount and terms shall be in the sole and absolute discretion of the Board of Directors (“Board”) and shall be payable at the Company’s sole option in stock or in cash. In addition, an aggregate of 16,000 incentive stock options were granted under the 2020 Plan to Dr. Kou, exercisable at $10.00 per share and expires on January 31, 2032. The stock options vest as follows: (i) 6,000 stock options upon issuance; (ii) 5,000 vests on October 31, 2022 and; (iii) 5,000 vests on October 31, 2023. The 16,000 stock options had a fair value of $94,915 which valued at grant date using Binomial Lattice option pricing model with the following assumptions: risk-free interest rate of 1.18%, expected dividend yield of 0%, expected term of 2 years using the simplified method and expected volatility of 117% based on calculated volatility. The Company recorded the fair value of the stock options, in the amount of $94,915, as deferred compensation which is being amortized over the vesting period. During the nine months ended September 30, 2023 and 2022, the Company amortized $12,711 and $73,257 of the deferred compensation which was recorded as compensation expenses in the consolidated statement of operations and comprehensive loss, respectively. As of September 30, 2023 and December 31, 2022, the deferred compensation had a balance of $1,414 and $14,125, respectively (see Note 6).

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

University of Maryland, Baltimore - License Agreement for Development and Use of Joint-Homing Peptides

Commercial Evaluation License and Option Agreement with the University of Maryland, Baltimore

Effective as of February 26, 2021, the Company, through its wholly-subsidiary, Silo Pharma, Inc., and University of Maryland, Baltimore (“UMB”) (collectively as “Parties”), entered into a commercial evaluation license and option agreement (“License Agreement”), which granted the Company an exclusive, non-sublicensable, non-transferable license with respect to the exploration of the potential use of joint-homing peptides for use in the investigation and treatment of arthritogenic processes. The License Agreement also granted the Company an exclusive option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license (“Exclusive Option”) with respect to the subject technology. The License Agreement had a term of six months from the effective date. Both parties could have terminated the License Agreement within thirty days by giving a written notice.

On July 6, 2021, the Company entered into a First Amendment Agreement (“First Amendment”) with UMB to extend the term of the original License Agreement by an additional six months such that the First Amendment was effective until February 25, 2022. However, if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first.

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

On June 22, 2022, the Parties entered into a third amendment to the commercial evaluation and license agreement dated February 26, 2021 (“Third Amendment”). The Third Amendment expands the scope of the license granted in the License Agreement to add additional patent rights with respect to an invention generally known as Peptide-Targeted Liposomal Delivery for Treatment Diagnosis, and Imaging of Diseases and Disorders. In consideration of the licenses granted under this Third Amendment, the Company agreed to pay a one-time, non-refundable fee of $2,500 which was recorded as research and development expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2022.

On December 16, 2022, the Company and UMB entered into a fourth amendment to License Agreement (the “Fourth Amendment”) to extend the term of the License Agreement until March 31, 2023. In addition, the parties agreed in the Fourth Amendment to allow the Company to extend the term of the License Agreement to June 30, 2023 by paying UMB a fee of $1,000 on or before February 28, 2023. This fee was paid and the term of the License Agreement was extended to June 30, 2023. In February 2023, upon payment of the extension fee of $1,000, the Company recorded license fees of $1,000 which are included in research and development expenses on the accompanying unaudited consolidated statement of operations and comprehensive loss.

On June 28, 2023, the Company and UMB entered into a fifth amendment to License Agreement (the “Fifth Amendment”) to extend the term of the License Agreement until September 30, 2023. The Company may at its option extend this Agreement until December 31, 2023, by providing written notice to University on or before August 31, 2023, and by paying an additional license fee of $2,500. This fee was paid and the term of the License Agreement was extended to December 31, 2023. In August 2023, upon payment of the extension fee of $2,500, the Company recorded license fees of $2,500 which are included in research and development expense on the accompanying unaudited consolidated statement of operations and comprehensive loss.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments (see below for payment terms), (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. The Company paid to UMB a license fee of $75,000, payable as follows: (a) $25,000 was due within 30 days following the effective date; and (b) $50,000 on or before the first anniversary of the effective date, which was paid in February 2022. The license fee is non-refundable and is not creditable against any other fee, royalty or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The Company paid $25,000 license fee on February 17, 2021 and $50,000 in February 2022 which was recorded as prepaid expense and is being amortized over the 15-year term. During the nine months ended September 30, 2023 and 2022, the Company recognized license fees of $3,750 and $3,750, respectively, from the amortization of prepaid license fees. On September 30, 2023, prepaid expense and other current assets – current amounted to $5,000 and prepaid expense – non-current amounted to $56,875. On December 31, 2022, prepaid expense and other current assets – current amounted to $5,000 and prepaid expense – non-current amounted to $60,625 as reflected in the consolidated balance sheets.

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
September 30, 2023
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

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below - Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. During the nine months ended September 30, 2023 and 2022, the Company recognized license fees of $629 and $629, respectively, from the amortization of the sublicense fee. On September 30, 2023, prepaid expense and other current assets – current amounted to $838 and prepaid expenses – non-current amounted to $9,567. On December 31, 2022, prepaid expense and other current assets – current amounted to $838 and prepaid expenses – non-current amounted to $10,196 as reflected in the unaudited consolidated balance sheets.

License Agreements between the Company and Customer

Customer Patent License Agreement with Aikido Pharma Inc.

On January 5, 2021, the Company and its subsidiary Silo Pharma, Inc., entered into a patent license agreement (“License Agreement”) (collectively, the “Licensor”) with Aikido Pharma Inc. (“Aikido” or the “Customer”), as amended on April 12, 2021, pursuant to which the Licensor granted Aikido an exclusive, worldwide (“Territory”), sublicensable, royalty-bearing license to certain intellectual property: (i) to make, have made, use, provide, import, export, lease, distribute, sell, offer for sale, develop and advertise certain licensed products and (ii) to develop and perform certain licensed processes for the treatment of cancer and symptoms caused by cancer (“Field of Use”).

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
September 30, 2023
(UNAUDITED)

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

During the nine months ended September 30, 2023 and 2022, the Company recognized license fee revenues of $51,562 and $51,562, respectively. On September 30, 2023, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $773,438. On December 31, 2022, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $825,000 as reflected in the consolidated balance sheets.

The Right shall be, to the full extent permitted by and on terms and conditions required by UMB, for a term consistent with the term of patent and technology licenses that UMB normally grants. In the event that the Company exercises its option and executes a license with UMB to the UMB patent rights within 40 days after the execution of such UMB license, for consideration to be agreed upon and paid by Aikido, which consideration shall in no event exceed 110% of any fee payable by the Company to UMB for the right to sublicense the UMB patent rights. The Company shall grant Aikido a nonexclusive sublicense in the United States to the UMB patent rights in the Field, subject to the terms of any UMB license Licensor obtains, including any royalty obligations on sublicensees required under any such sublicense. The option was exercised on January 13, 2021. Accordingly, on April 6, 2021, the Company entered into the Sublicense Agreement with Aikido pursuant to which it granted Aikido a worldwide exclusive sublicense to its licensed patents under the Master License Agreement.

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

Pursuant to the Sublicense Agreement, Aikido agreed to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. During the nine months ended September 30, 2023 and 2022, the Company recognized revenue of $2,514 and $2,514, respectively. On September 30, 2023, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $38,268, and on December 31, 2022, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $40,782 as reflected in the unaudited consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

Sponsored Research Agreement with The Regents of the University of California

On June 1, 2021 (the “Effective Date”), the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. Pursuant to the Agreement, the Company shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the Effective Date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. During the years ended December 31, 2022 and 2021, pursuant to the Sponsored Research Agreement, the Company paid to UCSF $181,710 and $100,570, respectively, which were recorded to prepaid expense and other current assets – current to be amortized over the two-year period. During the nine months ended September 30, 2023, the Company paid the remaining amount due of $60,570. During the nine months ended September 30, 2023 and 2022, the Company recorded research and development expenses of $71,427 and $128,855, respectively, from the amortization of the prepaid research and development fees. On September 30, 2023 and December 31, 2022, prepaid research and development fees amounted to $0 and $10,857, respectively which is reflected in prepaid expenses and other current assets – current on the unaudited accompanying consolidated balance sheets.

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(UNAUDITED)

The Company paid the first payment of $92,095 on September 1, 2021 and on August 31, 2022, the Company paid the second payment of $92,095. These payments were recorded to prepaid expense and other current assets – current to be amortized into research and development expense during the year ended December 31, 2022. During the nine months ended September 30, 2023 and 2022, the Company recorded research and development expenses of $0 and $92,095, respectively, from the amortization of these prepaid research and development fees and other expenses. On September 30, 2023 and December 31, 2022, the Company owed UMB $92,095 which was included in accounts payable on the accompanying unaudited consolidated balance sheets.

On June 7, 2022, the Company and UMB amended the July 2021 Sponsored Research Agreement whereby both parties agreed to make changes to the original project work and budget. The amendment had no effect on the consolidated financial statements.

Sponsored Research Agreement with Columbia University

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University pursuant to which the Company has been granted an option to license certain assets currently under development, including assets related to the potential treatment of patients suffering from Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the date of the exercise of the option. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to post-traumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. The Company paid the first payment of $430,825 in November 2021 and the second payment of $430,825 in July 2022, which were recorded to prepaid expense and other current assets – current to be amortized over the estimated project timeline of twelve months. On October 13, 2022, the Company entered into an amendment to the Columbia Agreement (the “Columbia Amendment”), pursuant to which the parties agreed to extend the payment schedule, whereby the third payment of $430,825 was due in March 2023. In August 2023, the Company paid $100,000 of this balance and $330,825 of such payment remains unpaid as of September 30, 2023, which is included in accounts payable on the accompanying unaudited consolidated balance sheet. The remaining payment of $143,607 is due upon completion. As of September 30, 2023, we estimate that this research project is approximately 90% complete.

During the nine months ended September 30, 2023 and 2022, the Company recorded research and development expense of $287,218 and $215,412, respectively, from the amortization of the prepaid research and development fees. As of September 30, 2023 and December 31, 2022, accrued expenses related to this sponsored research agreement were $0 and $143,607, respectively. As of September 30, 2023, the Company estimates that this research project is approximately 90% complete.

Research Agreement with Reprocell

On October 25, 2022, (the “Effective Date”), the Company entered into a research agreement (the “Reprocell Research Agreement”) with Reprocell Europe Ltd. (“Reprocell”) pursuant to which Reprocell shall conduct a study to assess the binding of a peptide on healthy and rheumatoid arthritis synovial tissue. Pursuant to the Reprocell Research Agreement, the Company shall pay Reprocell a total fee of $41,306 to conduct the research over a three-month period. During the year ended December 31, 2022, pursuant to the Reprocell Research Agreement, the Company paid to Reprocell $21,172 which was recorded as prepaid expense and other current assets – current to be amortized over the three-month period. During the year ended December 31, 2022, the Company recorded research and development expense of $33,252 from the amortization of the prepaid research and development fees. During the nine months ended September 30, 2023, the Company recorded research and development expense of $13,944 from the amortization of the prepaid research and development fees. As of September 30, 2023 and December 31, 2022, accounts payable and accrued expenses related to this research agreement were $0 and $20,134, respectively.

During the nine months ended September 30, 2023 and 2022, the Company entered into other research and development agreements. In connection with such agreements, the Company recorded research and development expenses of $135,538 and $215,388, respectively.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(UNAUDITED)

On September 30, 2023, future amounts due under sponsored study and research agreements between the Company and vendors is as follows:

Year ended September 30,	Amount
2024	$461,276
Total	$461,276

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

Pursuant to the terms of the JV Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the JV Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of September 30, 2023 and December 31, 2022 and as of the current date of this report, the joint venture entity has not been formed yet.

Furthermore, pursuant to the terms of the JV Agreement, ZTI shall grant the Joint Venture a sublicense pursuant to its license agreement (the “License Agreement”) with Albert Einstein College of Medicine dated November 27, 2017, in the event that the Company or a third party makes a request indicating that the patented technology (the “Patented Technology”) licensed to ZTI pursuant to the License Agreement is needed to advance the development of the Joint Venture or it is contemplated or determined that the Patented Technology will be sold. Furthermore, pursuant to the JV Agreement, ZTI granted the Company an exclusive option to enter into a separate joint venture for the clinical development of psilocybin using ZTI’s Z-pod™ technology on the same terms and conditions set forth in the JV Agreement, which option expired 24 months after the JV Effective Date.

Amended Service Agreement

On September 10, 2021 (“Effective Date”), the Company entered into an Amendment Agreement (“Amended Service Agreement”) to a certain service agreement dated on September 8, 2020 with the University of Texas (“University”) at Austin whereby the University will provide advisory service and assist the Company on identifying license and sponsored research opportunities for the Company. The Company shall pay the University $5,000 per quarter starting on the Effective Date. Any cost incurred will be reimbursed only after prior written consent by the Company. The term of the Amended Service Agreement is for 36 months unless earlier terminated by either party upon giving a written notice as defined in the agreement. During the nine months ended September 30, 2023 and 2022, the Company paid $15,000 and $15,000, respectively, related to this agreement which in included in professional fees on the accompanying unaudited consolidated statements of operations.

NOTE 9 – SUBSEQUENT EVENTS

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1.0 million of the Company’s issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. From October 1, 2023 through November 12, 2023, the Company purchased 66,776 shares of common stock for a cost of $104,587.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission , or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

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

In addition, as more fully described below, we have entered into a license agreement with the University of Maryland, Baltimore, and have entered into a joint venture with Zylö Therapeutics, Inc., with respect to certain intellectual property and technology that may be used for targeted delivery of potential novel treatments. We have also entered into a sponsored research agreement with Columbia University pursuant to which we have been granted an option to license certain patents and inventions relating to the treatment of Alzheimer’s disease and stress-induced affective disorders using Ketamine in combination with certain other compounds.

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

On July 6, 2021, the Company entered into a First Amendment Agreement (“Amended License Agreement”) with UMB to extend the term of the original License Agreement by an additional six months such that the Amended License Agreement was effective until February 25, 2022. However, if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first. The Company paid a license fee of $10,000 to UMB in March 2021 pursuant to the License Agreement, which was expensed, since the Company could not conclude that such costs would be recoverable for this early-stage venture.

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

On June 28, 2023, the Company and UMB entered into a fifth amendment to License Agreement (the “Fifth Amendment”) to extend the term of the License Agreement until September 30, 2023. The Company may at its option extend this Agreement until December 31, 2023, by providing written notice to University on or before August 31, 2023, and by paying an additional license fee of $2,500. This fee was paid and the term of the License Agreement was extended to December 31, 2023.

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

Pursuant to the terms of the Joint Venture Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the Joint Venture Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of September 30, 2023 and as of the current date of this Quarterly Report, the joint venture entity has not been formed yet.

Furthermore, pursuant to the terms of the JV Agreement, ZTI shall grant the Joint Venture a sublicense pursuant to its license agreement (the “License Agreement”) with Albert Einstein College of Medicine dated November 27, 2017, in the event that the Company or a third party makes a request indicating that the patented technology (the “Patented Technology”) licensed to ZTI pursuant to the License Agreement is needed to advance the development of the Joint Venture or it is contemplated or determined that the Patented Technology will be sold. Furthermore, pursuant to the JV Agreement, ZTI granted the Company an exclusive option to enter into a separate joint venture for the clinical development of psilocybin using ZTI’s Z-pod™ technology on the same terms and conditions set forth in the JV Agreement, which option expired 24 months after the JV Effective Date.

Investigator-Sponsored Study Agreements between the Company and Vendors

Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University (“Columbia”) pursuant to which Columbia shall conduct two different studies related to all uses of Ketamine or its metabolites in combination with Prucalopride, one of which is related to Alzheimer’s and the other of which is related to Depression, PTSD and Stress Projects. In addition, Company has been granted an option to license certain assets currently under development, including Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the date of the exercise of the option. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to posttraumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. On October 13, 2022, the Company entered into an amendment of the sponsored research agreement pursuant to which the parties agreed to extend the payment schedule until March 31, 2024. The Company paid the first payment of $430,825 in November 2021 and the second payment of $430,825 in July 2022. On October 13, 2022, the Company entered into an amendment to the Columbia Agreement (the “Columbia Amendment”), pursuant to which the parties agreed to extend the payment schedule, whereby the third payment of $430,825 was due in March 2023. In August 2023, the Company paid $100,000 of this balance and $330,825 of such payment remains unpaid as of September 30, 2023, which is included in accounts payable on the accompanying unaudited consolidated balance sheet. The remaining payment of $143,607 is due upon completion. As of September 30, 2023, we estimate that this research project is approximately 90% complete.

Sponsored Research Agreement with University of Maryland, Baltimore for the Study of Targeted liposomal drug delivery for rheumatoid arthritis

On July 6, 2021, we entered into a sponsored research agreement (the “July 2021 Sponsored Research Agreement”) with UMB pursuant to which UMB shall evaluate the pharmacokinetics of dexamethasone delivered to arthritic rats via liposome. The research pursuant to the July 2021 Sponsored Research Agreement commenced on September 1, 2021 and will continue until the substantial completion thereof, subject to renewal upon written consent of the parties with a project timeline of twelve months. The July 2021 Sponsored Research Agreement may be terminated by either party upon 30 days’ prior written notice to the other party. In addition, if either party commits any material breach of or defaults with respect to any terms or conditions of the July 2021 Sponsored Research Agreement and fails to remedy such default or breach within 10 business days after written notice from the other party, the party giving notice may terminate the July 2021 Sponsored Research Agreement as of the date of receipt of such notice by the other party. If the Company terminates the July 2021 Sponsored Research Agreement for any reason other than an uncured material breach by UMB, we shall relinquish any and all rights it may have in the Results (as defined in the July 2021 Sponsored Research Agreement) to UMB. In addition, if the July 2021 Sponsored Research Agreement is terminated early, we, among other things, will pay all costs incurred and accrued by UMB as of the date of termination. Pursuant to the terms of the July 2021 Sponsored Research Agreement, UMB granted us an option (the “Option”) to negotiate and obtain an exclusive license to any UMB Arising IP (as defined in the July 2021 Sponsored Research Agreement) and UMB’s rights in any Joint Arising IP (as defined in the July 2021 Sponsored Research Agreement) (collectively, the “UMB IP”). We may exercise the Option by giving UMB written notice within 60 days after it receives notice from UMB of the UMB IP. We shall pay total fees of $276,285 as set forth in the July 2021 Sponsored Research Agreement. We paid the first payment of $92,095 on September 1, 2021 and on August 31, 2022, we paid the second payment of $92,095. On September 30, 2023 and December 31, 2022, we owed UMB $92,095 which was included in accounts payable on the accompanying unaudited consolidated balance sheets.

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

Recent Developments

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1,000,000 of our issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. Through September 30, 2023, the Company purchased 129,293 shares of common stock for a cost of $276,698 and cancelled 50,000 of these shares for a cost of $114,758.

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

On September 30, 2023, short-term investments, at fair value, amounted to $8,571,247.

Equity Investments

On September 30, 2023 and December 31, 2022, we had equity investments, at fair value, of $0 and $3,118, respectively, which were comprised mainly of marketable common stock. Equity investments are carried at fair value with unrealized gains or losses which are recorded as net unrealized gain (loss) on equity investments in the accompanying unaudited consolidated statement of operations and comprehensive loss. Realized gains and losses are determined on a specific identification basis which is recorded as net realized gain (loss) on equity investments in the unaudited consolidated statement of operations and comprehensive loss. The Company reviews equity investments, at fair value for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

Results of Operations

Comparison of Our Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

The following table summarizes the results of operations for the three and nine months ending September 30, 2023 and 2022 and were based primarily on the comparative unaudited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$18,025	$18,025	$54,076	$54,076
Cost of sales	(1,459)	(1,459)	(4,378)	(4,378)
Gross profit	16,566	16,566	49,698	49,698
Operating expenses	(789,964)	(965,720)	(2,741,566)	(2,020,396)
Operating loss from continuing operations	(773,398)	(949,154)	(2,691,868)	(1,970,698)
Other income (expense), net	113,238	(34,092)	112,361	(273,859)
Loss from discontinued operations, net of tax	-	-	-	(1,163)
Net loss	$(660,160)	$(983,246)	$(2,579,507)	$(2,245,720)

Revenues

During the three and nine months ended September 30, 2023 and 2022, we generated minimal revenues from operations. For the three months ended September 30, 2023 and 2022, revenues consisted of revenues on licensing fees related to our biopharmaceutical operation of $18,025. For the nine months ended September 30, 2023 and 2022, revenues consisted of revenues on licensing fees related to our biopharmaceutical operation of $54,076.

Such revenues are primarily related to the Aikido License and Sublicense Agreement.

Cost of Revenues

During the three months ended September 30, 2023 and 2022, cost of revenues on license fees related to our biopharmaceutical operation amounted to $1,459. During the nine months ended September 30, 2023 and 2022, cost of revenues on license fees related to our biopharmaceutical operation amounted to $4,378.

The primary components of cost of revenues on license fees include the cost of the license fees primarily related to the UMB License and Sublicense Agreement.

Operating Expenses

For the three and nine months ended September 30, 2023 and 2022, total operating expenses consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Compensation expense	$379,294	$96,529	$710,737	$323,922
Professional fees	338,164	402,190	1,273,729	846,617
Research and development	174,495	375,795	508,127	651,750
Insurance expense	25,915	30,865	72,811	95,023
Bad debt recovery	-	—	-	(20,000)
Selling, general and administrative expenses	(127,904)	60,341	176,162	123,084
Total operating expenses	$789,964	$965,720	$2,741,566	$2,020,396

●	Compensation Expense:

For the three months ended September 30, 2023 and 2022, compensation expense amounted to $379,294 and $96,529, respectively, an increase of $282,765, or 292.9%. This increase resulted from an increase in Board of Director fees of $6,250, an increase in payroll expense and related benefits of $93,958, and an increase in executive bonus pay of $200,000, offset by a decrease in stock-based compensation of $17,443.

For the nine months ended September 30, 2023 and 2022, compensation expense amounted to $710,737 and $323,922, respectively, an increase of $386,815, or 119.4%. This increase resulted from, an increase in Board of Director fees of $18,750, an increase in payroll expense and related benefits of $251,279, and an increase in executive bonus pay of $200,000, offset by a decrease in stock-based compensation of $83,214.

●	Professional Fees:

For the three months ended September 30, 2023 and 2022, professional fees were $338,164 and $402,190, respectively, a decrease of $64,026, or 15.9%. The decrease was primarily attributable to a decrease in other consulting fees of $33,935, a decrease in in investor relations fees of $75,682, and a decrease in accounting and auditing fees of $6,380, offset by an increase in stock-based consulting fees of $22,517 related to the amortization of prepaid expense on previously issued shares to consultants for business advisory and strategic planning services, and an increase in legal fees of $29,454.

For the nine months ended September 30, 2023 and 2022, professional fees were $1,273,729 and $846,617, respectively, an increase of $427,112, or 50.4%. The increase was primarily attributable to an increase in other consulting fees of $209,928, an increase in stock-based consulting fees of $90,067 related to the amortization of prepaid expense on previously issued shares to consultants for business advisory and strategic planning services, and an increase in legal fees of $210,451, offset by a decrease in investor relations fees of $71,361, and a decrease in accounting and auditing fees of $11,973. During the nine months ended September 30, 2023, we reimbursed Columbia University $171,311 related to patent related legal fees incurred by them on our behalf.

●	Research and Development:

For the three months ended September 30, 2023 and 2022, we incurred research and development expenses of $174,495 and $375,795, respectively, a decrease of $201,300, or 53.6%. For the nine months ended September 30, 2023 and 2022, we incurred research and development expenses of $508,127 and $651,750, respectively, a decrease of $143,623, or 22.0%.

The decrease was a result of a decrease in research and development costs in connection with the Investigator-sponsored Study Agreements with UCSF, UMB, Columbia University, and other parties

●	Insurance Expense:

For the three months ended September 30, 2023 and 2022, insurance expense amounted to $25,915 and $30,865, respectively, a decrease of $4,950, or 16.0%.

For the nine months ended September 30, 2023 and 2022, insurance expense amounted to $72,811 and $95,023, respectively, a decrease of $22,212, or 23.4%.

●	Bad Debt Recovery:

For the nine months ended September 30, 2022, we recorded bad debt recovery of $20,000. We recorded bad debt recovery from the collection of a previously written off note receivable deemed uncollectible. We did not record such amount in the 2023 periods.

●	Selling, General and Administrative Expenses:

Selling, general and administrative expenses include advertising and promotion, patent related expenses, public company expenses, custodian fees, bank service charges, travel, and other office expenses.

For the three months ended September 30, 2023 and 2022, selling, general and administrative (income) expenses were $(127,904) and $60,341, respectively, a positive change of $188,245, or 312.0%. The positive change was primarily attributed to the reversal of previously accrued Delaware franchise tax of $186,638. In the second quarter of 2023, we accrued $200,000 of Delaware franchise tax attributable to our reverse stock split which did not include a reduction of our authorized shares. During the third quarter of 2023, we filed our Delaware franchise tax return and paid substantially less franchise taxes.

For the nine months ended September 30, 2023 and 2022, selling, general and administrative expenses were $176,162 and $123,084, respectively, an increase of $53,078, or 43.1%. The increase was primarily attributed to an increase in public company expenses of $8,118, an increase in advertising and marketing expenses of $44,864, an increase in franchise taxes of $28,047, offset by a net decrease in other general and administrative expenses of $27,951.

Loss from Continuing Operations

For the three months ended September 30, 2023 and 2022, loss from continuing operations amounted to $773,398 and $949,154, respectively, a decrease of $175,756, or 18.5%. The decrease was primarily a result of the changes in operating expenses discussed above.

For the nine months ended September 30, 2023 and 2022, loss from continuing operations amounted to $2,691,868 and $1,970,698, respectively, an increase of $721,170, or 36.6%. The increase was primarily a result of the changes in operating expenses discussed above.

Other Income (Expenses), net

For the three months ended September 30, 2023 and 2022, other income (expenses), net amounted to $113,238 and $(34,092) respectively, a positive change of $147,330, or 432.1%. The increase in other income (expenses), net was primarily due to an increase in interest and dividend income of $115,197, and a net decrease in net realized and unrealized loss on equity investment of $33,211, offset by an increase in interest expense of $1,078.

For the nine months ended September 30, 2023 and 2022, other income (expenses), net amounted to $112,361 and $(273,859), respectively, a positive change of $386,220, or 141.0%. The positive change in other income (expenses), net was primarily due to an increase in interest and dividend income of $288,377, a decrease in net realized and unrealized loss on equity investment of $353,923, and a decrease in other expenses of $283, offset by an increase in interest expense of $4,596, an increase in penalty expense of $166,034 which was incurred due to the early termination of a certificate of deposit, and a decrease in other income recorded during the 2022 period from equity shares earned for lock up agreement of $85,733.

Loss from Discontinued Operations

For the nine months ended September 30, 2023 and 2022, loss from discontinued operations amounted to $0 and $1,163, respectively, a decrease of $1,163, or 100.0%.

Net Loss

For the three months ended September 30, 2023, net loss amounted to $660,160, or $(0.21) per common share (basic and diluted), as compared to net loss of $983,246, or $(0.49) per common share (basic and diluted) for the three months ended September 30, 2022, an increase of $323,086, or 32.9%. The change was primarily a result of the changes discussed above.

For the nine months ended September 30, 2023, net loss amounted to $2,579,507 or $(0.82) per common share (basic and diluted), as compared to net loss of $2,245,720, or $(1.13) per common share (basic and diluted) for the nine months ended September 30, 2022, an increase of $333,787, or 14.9%. The change was primarily a result of the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $8,241,824, $199,839 in cash and cash equivalents, and short-term investments of $8,571,247 as of September 30, 2023, and working capital of $11,135,738 and $11,367,034 in cash and cash equivalents as of December 31, 2022, respectively.

	September 30,	December 31,	Working Capital	Percentage
	2023	2022	Change	Change
Working capital:
Total current assets	$8,920,595	$11,572,056	$(2,651,461)	(23)%
Total current liabilities	678,771	436,318	(242,453)	(56)%
Working capital:	$8,241,824	$11,135,738	$(2,893,914)	(26)%

The decrease in working capital of $2,893,914 was primarily attributable to a decrease in current assets of $2,651,461 primarily due to a net decrease in cash and cash equivalents of $11,167,195 and a decrease in prepaid expenses and other current assets of $55,985, offset by an increase in short-term investments of $8,571,247, and an increase in current liabilities of $242,453.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Nine Months Ended
	September 30,
	2023	2022
Net cash (used in) operating activities	$(2,314,486)	$(2,611,633)
Net cash (used in) provided by investing activities	(8,576,011)	86,707
Cash (used in) provided by financing activities	(276,698)	4,940,948
Net (decrease) increase in cash	$(11,167,195)	$2,416,022

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022 were $2,314,486 and $2,611,633, respectively, a decrease of $297,147, or 11%.

●	Net cash used in operating activities for the nine months ended September 30, 2023 primarily reflected a net loss of $2,579,507, adjusted for the add-back of non-cash items such as net realized and unrealized loss on equity investments of $7,159, stock-based compensation of $12,711, and amortization of prepaid stock-based professional fees of $90,067, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $29,703, an increase of interest receivable of $3,590, an increase in accounts payable and accrued expenses of $242,453, and a decrease in deferred revenue of $54,076.

●	Net cash used in operating activities for the nine months ended September 30, 2022 primarily reflected a net loss of $2,245,720 adjusted for the add-back of non-cash items such as bad debt recovery of $20,000, stock-based compensation and professional fees of $95,925, net realized loss on equity investments of $104,700, net unrealized loss on equity investments of $256,382, non-cash income from equity investment of $85,733 and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses of $481,675, an increase in interest receivable of $3,590, a decrease in accounts payable and accrued expenses of $194,292 and a decrease in deferred revenues of $54,077, offset by an increase in insurance payable of $16,447.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities for the nine months ended September 30, 2023 and 2022 were $(8,576,011) and $86,707, respectively, a change of $8,662,718.

●	Net cash used in investing activities for the nine months ended September 30, 2023 was $5,576,011 which consisted of aggregate payments for the purchase of short-term investments of $10,467,096 offset by proceeds from the sale of short-term investments of $1,891,085.

●	Net cash provided by investing activities for the nine months ended September 30, 2022 was $20,000 from proceeds of notes receivable collection and $66,707 net proceeds from sale of equity investment.

Cash (Used in) Provided by Financing Activities

Net cash (used in) provided by financing activities for the nine months ended September 30, 2023 and 2022 were $(276,698) and $4,957,500, respectively, an increase of $5,217,646, or 106%.

●	Net cash used in financing activities for the nine months ended September 30, 2023 was $276,698 which consisted of the purchase of treasury stock.

●	Net cash provided by financing activities for the nine months ended September 30, 2022 was $4,940,948 which consisted of net proceeds from sale of our common stock of $4,940,948.

Cash Requirements

We believe that our current cash and cash equivalent amount and short-term investment amount will provide sufficient cash required to meet our obligations for a minimum of twelve months from the date of this filing.

Other than cash requirements pursuant to research and development agreements, we currently have no other material commitments for any capital expenditures.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, we generated a net loss of $2,579,507 and used cash in operations of $2,314,486 during the nine months ended September 30, 2023. Additionally, we have an accumulated deficit of $9,750,635 on September 30, 2023. As of September 30, 2023, we had working capital of $8,241,824.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about our ability to continue as a going concern. We believe that the Company has sufficient cash to meet its obligations for a minimum of twelve months from the date of this filing.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the nine months ended September 30, 2023 and 2022 include the collectability of notes receivable, the percentage of completion of research and development projects, the valuation of equity investments, estimates of the deemed dividend, valuation allowances for deferred tax assets, the fair value of warrants issued with debt and for services, and the fair value of shares issued for services and in settlements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

●	We lack segregation of duties within accounting functions duties as a result of our limited financial resources to support hiring of personnel; and.

●	We have not implemented adequate system and manual controls.

Until such time as we expand our staff to include additional accounting personnel, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On January 26, 2023, our Board of Directors authorized a stock repurchase plan to repurchase up to $1,000,000 of our issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. Through September 30, 2023, the Company purchased 57,335 shares of common stock for a cost of $130,959 and cancelled 50,000 of these shares for a cost of $114,758.

The following is a summary of our common stock repurchases during the quarterly period ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
July 1, 2023 through July 31, 2023	28,012	$2.10	28,012
August 1, 2023 through August 31, 2023	15,457	$2.04	15,457
September 1, 2023 through September 30, 2023	28,489	$1.96	28,489
Total	71,958	$2.03	71,958	$723,302

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILO PHARMA, INC.

Dated: November 13, 2023	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2023	By:	/s/ Daniel Ryweck
	Name:	Daniel Ryweck
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)