Form 10-K
period 2023-12-31
Silo Pharma, Inc.
filed 2024-03-25
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-41512

SILO PHARMA, INC
(Name of Registrant as Specified in Its Charter)

Nevada	27-3046338
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

677 N. Washington Boulevard Sarasota, FL	34236
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 400-9031

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SILO	The Nasdaq Stock Market LLC

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2023 was $5,962,382 based upon the closing price of the registrant’s common stock of $2.05 on the NASDAQ as of that date.

Number of shares of common stock outstanding as of March 23, 2024 was 2,843,634 (315,462 shares held in treasury).

Documents incorporated by reference: None.

SILO PHARMA, INC.

FORM 10-K

DECEMBER 31, 2023

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

Risks Related to our Financial Position and Need for Capital

●	We have only a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations.

●	We will require additional financing in the future to fund our operations; and

●	Raising additional capital may cause dilution to holders of our stockholders, restrict our operations or require us to relinquish certain rights

Risks Related to our Rare Disease Therapeutics Business

●	Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of any future therapeutic candidates are prolonged or delayed, we or our current or future collaborators may be unable to obtain required regulatory approvals, and therefore we will be unable to commercialize our future therapeutic candidates on a timely basis or at all, which will adversely affect our business.

●	Any therapeutic candidates we may develop in the future may be subject to controlled substance laws and regulations in the territories where the product will be marketed, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations and our financial condition.

●	Psilocybin and psilocin are listed as Schedule I controlled substances under the Controlled Substances Act in the U.S., and similar controlled substance legislation in other countries and any significant breaches in our compliance with these laws and regulations, or changes in the laws and regulations may result in interruptions to our development activity or business continuity.

●	Our product candidates may contain controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding psilocybin or our current or future investigational therapies using psilocybin may negatively influence the success of these therapies.

●	Even if any of our future therapeutic candidates obtain regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense or penalties if we fail to comply with regulatory requirements.

●	We will depend on enrollment of patients in our clinical trials for our future therapeutic candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

●	We have never commercialized a therapeutic candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our therapies on our own or with suitable collaborators.

●	The future commercial success of our future therapeutic candidates will depend on the degree of market access and acceptance of our potential therapies among healthcare professionals, patients, healthcare payors, health technology assessment bodies and the medical community at large.

●	We may become exposed to costly and damaging liability claims, and our product liability insurance may not cover all damages from such claims.

●	Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize any of our future therapeutic candidates and could have a material adverse effect on our business.

●	Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers may be subject, directly or indirectly, to U.S. federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, other healthcare laws and regulations and other foreign privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Risks Relating to Our Intellectual Property Rights

●	The failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively.

●	If we are unable to obtain and maintain patent protection for our products, or if the scope of the patent protection obtained is not sufficiently broad, competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products could be impaired.
●	If we fail to comply with our obligations in the agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose rights that are important to our business.

Risks Related to Our Securities

●	We have never paid cash dividends and have no plans to pay cash dividends in the future.

●	If we fail to remain current in our reporting requirements, we could be removed from the NASDAQ which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

●	Our common stock could be subject to extreme volatility. Market and economic conditions may negatively impact our business, financial condition and share price.

●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

●	The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments. To mitigate our risk, in March 2023 we began transferring our cash to other banks to ensure that our exposure is limited or reduced to the FDIC protection limits.

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “Silo,” “we,” “us,” and “our” refers to Silo Pharma, Inc. and its subsidiary.

ITEM 1. BUSINESS

Overview

We are a developmental stage biopharmaceutical company developing novel therapeutics that address underserved conditions including PTSD, stress-induced anxiety disorders, fibromyalgia, and central nervous system (CNS) diseases. We are focused on developing novel therapies that include conventional drugs and psychedelic formulations. The Company’s lead program, SPC-15, is an intranasal drug targeting PTSD and stress-induced anxiety disorders. SP-26 is a time-release ketamine-based loaded implant for fibromyalgia and chronic pain relief. Silo’s two preclinical programs are SPC-14, an intranasal compound for the treatment of Alzheimer’s disease, and SPU-16, a CNS-homing peptide targeting the central nervous system with initial research indication in multiple sclerosis (MS).

Rare Disease Therapeutics

We seek to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases, including the use of psychedelic drugs, such as psilocybin, ketamine, and the potential benefits they may have in certain cases involving depression, mental health issues and neurological disorders. We are focused on developing traditional therapeutics and psychedelic medicine. The company concentrates on the development and commercialization of therapies for unmet needs from indications such as depression, post-traumatic stress disorder (“PTSD”), and other rare neurological disorders. Our mission is to identify assets to license and fund the research which we believe will be transformative to the well-being of patients and the health care industry.

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

In addition, as more fully described below, we have entered into a license agreement with the University of Maryland, Baltimore, and are developing a Ketamine polymer implant. In addition, we have recently entered into a sponsored research agreement with Columbia University pursuant to which we have been granted an option to license certain patents and inventions relating to the treatment of Alzheimer’s disease and stress-induced affective disorders using Ketamine in combination with certain other compounds.

We plan to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand our business to focus on this new line of business.

Product Candidates

We are currently focusing on four product candidates: (i) SPC-15 for treatment of depression disorders; (ii) SP-26 for treatments of chronic pain; (iii)SPC-14 for the treatment of Alzheimer’s disease and (iv) SPU-16 for the treatment of CNS disorders with an initial indication for multiple sclerosis.

SPC-15

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University pursuant to which the Company has been granted an option to license certain assets currently under development, including assets related to SPC-15 for the treatment of depression disorders. On September 22, 2022, we entered into a First Amendment to Sponsored Research Agreement with Columbia to extend the term of the Columbia Agreement to conduct further research studies, which extension runs through March 31, 2024. On April 11, 2023, the assets under development for which we have the option to license as described above were issued a patent from the U.S. Patent & Trademark Office (USPTO) for “Biomarkers for Efficacy of Prophylactic Treatments Against Stress-Induced Affective Disorders” (US 11,622,948, B2). The Company exercised its option for an exclusive license agreement for SPC-15, a prophylactic treatment for stress-induced affective disorders including anxiety and PTSD pursuant to which the Company will be granted an exclusive license to further develop, manufacture, and commercialize SPC-15 worldwide. The Company expects to have the complete license agreement with Columbia completed in the first half of 2024.

SPC-15 is a targeted prophylactic therapeutic composition for the treatment and prevention for stress-induced affective disorders including PTSD. The treatment predicts levels of severity or progression of such disorders and their metabolomic biomarkers’ response to pharmacological treatments. We intend to develop SPC-15 under the Section 505(b)(2) regulatory pathway of the FDA rules. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) was enacted to enable sponsors to seek New Drug Application (“NDA”) approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon publicly available data with respect to our active ingredient in our NDA submission to the FDA for marketing approval.

On November 15, 2023, the Company entered an exclusive license agreement with Medspray Pharma BV for its proprietary patented soft mist nasal spray technology, as the delivery mechanism for SPC-15, which agreement has an effective date of October 31, 2023. Preclinical and formulation studies are expected to be completed in the first quarter of 2024 and the Company intends to submit a pre-IND meeting request to FDA in the first half of 2024.

SP-26

In March 2023, the Company filed a provisional patent application with the USPTO to use SP-26 for treatment of chronic pain, including fibromyalgia. Fibromyalgia is a chronic condition causing pain to the connective tissues through the body including muscles, ligaments, and tendons. Musculoskeletal pain is often accompanied by sleep difficulties, fatigue, mood disorders, and problems with memory and concentration. Fibromyalgia affects about 4 million American adults, or about 2% of the adult population.

We intend to develop SP-26 following the Section 505(b)(2) regulatory pathway of the FDA rules. Section 505(b)(2) of the FDCA was enacted to enable sponsors to seek NDA approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon publicly available data with respect to our active ingredient in our NDA submission to the FDA for marketing approval.

SPC-14

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University (“Columbia”) pursuant to which Columbia shall conduct two different studies related to the use of SPC-14 for the treatment of Alzheimer’s. See “Investigator-Sponsored Study Agreements between the Company and Vendors---Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders.” for additional details. In addition, Company has been granted an option to license certain assets currently under development, including SPC-14 for the treatment of Alzheimer’s disease.

SPC-14 is a novel drug combining two approved therapeutics, so we intend to develop SPC-14 following the Section 505(b)(2) regulatory pathway of the FDA rules. Section 505(b)(2) of the FDCA was enacted to enable sponsors to seek NDA approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon publicly available data with respect to our active ingredient in our NDA submission to the FDA for marketing approval.

On October 13, 2022, the Company extended the term of the sponsored research agreement with Columbia to conduct further research studies into the mechanism of action of SPC-14 in the treatment of Alzheimer’s disease. We expect the results from further preclinical studies in 2024.

SPU-16

On February 12, 2021, we entered into a Master License Agreement (the “UMB License Agreement”) with the University of Maryland, Baltimore (“UMB”) pursuant to which UMB granted us an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property (i) to make, have made, use, sell, offer to sell, and import certain licensed products and (ii) to use the invention titled “Central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology,” or SPU-16. See “License Agreements between the Company and Vendors--Vendor License Agreement with the University of Maryland, Baltimore for CNS Homing Peptide” for additional details. On April 11, 2023 certain intellectual property under the UMB License Agreement described above were issued a patent from the U.S. Patent & Trademark Office (USPTO) for “Peptide-Targeted Liposomal Delivery For Treatment, Diagnosis, and Imaging of Diseases and Disorders” (US 11,766,403, B2).

SPU-16 is a novel peptide homing specifically to inflamed CNS areas. It may be used to diagnose neuroinflammation in patients, and target delivery of drugs into the spinal cord. The initial indication is for multiple sclerosis (MS). The peptides have been tested in the EAE mouse model of human MS, where they show homing specifically to inflamed CNS areas.

Product Development Pipeline

The following table summarizes our product development pipeline.

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

On June 22, 2022, the Company and UMB entered into a third amendment to the License Agreement dated February 26, 2021 under which UMB agreed, to expand the scope of the license granted in the CELA to add additional Patent Rights with respect to an invention generally known as “Peptide-Targeted Liposomal Delivery for Treatment Diagnosis, and Imaging of Diseases and Disorders.” On December 16, 2022, the Company and UMB entered into a fourth amendment to License Agreement (the “Fourth Amendment”) dated February 26, 2021 to extend the term of the License Agreement until March 31, 2023. In addition, the parties agreed in the Fourth Amendment to allow the Company to extend the term of the License Agreement to June 30, 2023 by paying UMB a fee of $1,000 on or before February 28, 2023. This fee was paid and thus the term of the License Agreement was extended to June 30, 2023. We let this license expire by its terms on December 31, 2023.

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

Furthermore, pursuant to the terms of the JV Agreement, ZTI shall grant the Joint Venture a sublicense pursuant to its license agreement (the “License Agreement”) with Albert Einstein College of Medicine dated November 27, 2017, in the event that the Company or a third party makes a request indicating that the patented technology (the “Patented Technology”) licensed to ZTI pursuant to the License Agreement is needed to advance the development of the Joint Venture or it is contemplated or determined that the Patented Technology will be sold. Furthermore, pursuant to the JV Agreement, ZTI granted the Company an exclusive option to enter into a separate joint venture for the clinical development of psilocybin using ZTI’s Z-pod™ technology on the same terms and conditions set forth in the JV Agreement, which option shall expire 24 months after the JV Effective Date. We do not intend to continue with Zylo and have entered into an agreement to develop a polymer implant for dosage and time release of Ketamine for chronic pain and Fibromyalgia

Exclusive License Agreement between Medspray Pharma BV and the Company

On November 15, 2023, we entered into an Exclusive License Agreement (the “Medspray License Agreement”) with Medspray Pharma BV (“Medspray”) pursuant to which Medspray granted us an exclusive, non-revocable, worldwide royalty bearing license for Medspray’s proprietary patented soft mist nasal spray technology for marketing, promotion, sale and distribution of the products licensed by Medspray to us under the Medspray License Agreement. The Medspray License Agreement has an effective date of October 31, 2023 and expires on the earlier of (i) termination of the Medspray License Agreement or expiry of all Medspray license rights in the United States, Germany, United Kingdom, Spain, Italy and France. In consideration of the exclusive rights granted by Medspray to us, we agreed to pay Medspray a royalty on a quarterly basis equal to 5% of net sales. The term of the agreement commences on the effective date and continues until the earlier of (i) expiration of the last to expire of Medspray’s patent rights or (ii) December 31, 2023 (the “Initial Term”) at which time, the Medspray License Agreement will automatically renew for a successive period of three (3) years, unless terminated by either party upon one year prior written notice prior to the end of any term; provided, however, the Medspray may terminate the Medspray License Agreement immediately if fail to have any licensed product under the Medspray License Agreement registered with the FDA or EMA by July 1, 2028 or has filed to reach the point of first sale of any licensed product under the Medspray License Agreement by July 1, 2028.

Investigator-Sponsored Study Agreements between the Company and Vendors

Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University (“Columbia”) pursuant to which Columbia shall conduct two different studies related to all uses of Ketamine or its metabolites in combination with Prucalopride, one of which is related to Alzheimer’s and the other of which is related to Depression, PTSD and Stress Projects. In addition, Company has been granted an option to license certain assets currently under development, including Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the date of the exercise of the option. The Company exercised its option for an exclusive license agreement for SPC-15, a prophylactic treatment for stress-induced affective disorders including anxiety and PTSD pursuant to which the Company will be granted an exclusive license to further develop, manufacture, and commercialize SPC-15 worldwide. The Company expects to have the complete license agreement with Columbia completed in the first half of 2024. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to posttraumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. On October 13, 2022, the Company entered into an amendment of the sponsored research agreement pursuant to which the parties agreed to extend the payment schedule until March 31, 2024. The Company paid the first payment of $430,825 in November 2021 and the second payment of $430,825 in July 2022.

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

Sponsored Research Agreement with The Regents of the University of California for the Effect of Psilocybin on Inflammation in the Blood

On June 1, 2021, the Company entered into a sponsored research agreement (“Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. The purpose of this is to show what effect psilocybin has on inflammation in the blood. The Company believes that this study will help support the UMB homing peptide study. Pursuant to the Agreement, we shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the effective date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. During the years ended December 31, 2022 and 2021, pursuant to the Sponsored Research Agreement, the Company paid to UCSF $181,710 and $100,570, respectively. We have notified UCSF we do not plan to continue this study.

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

To date, our owned and licensed intellectual property includes 4 issued patents and 19 pending patent applications in the U.S. and abroad. Our owned intellectual property includes six pending U.S. patent applications related to the use of the central nervous system-homing peptides covered by the UMB License Agreement to deliver certain compounds, including a nonsteroidal anti-inflammatory drug and/or psilocybin, for the treatment of arthritis, central nervous system diseases, neurological diseases as well as cancer. Among our licensed intellectual property, there is one issued U.S. patent covering certain central nervous system homing peptides and uses thereof, one issued U.S. patent covering certain peptides capable of selectively targeting inflamed synovial tissue and uses thereof, and two issued U.S. patents covering the treatment or prevention of stress-induced affective disorders or stress-induced psychopathology.

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

Many of the pharmaceutical, biopharmaceutical and biotechnology companies with whom we may compete have established markets for their therapies and have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market superior products or therapies. In addition, many of these potential competitors have significantly greater experience than we have in undertaking non-clinical studies and human clinical trials of new therapeutic substances and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining regulatory approvals for alternative or superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. An increasing number of companies are increasing their efforts in the discovery of new psychedelic compounds.

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

Employees

As of March 23, 2024, we employed a total of three full-time employees. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

As a result of this change in status, we discontinued applying the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946 - Financial Services – Investment Company and account for the change in our status prospectively by accounting for our equity investments in accordance with ASC Topics 320 - Investments—Debt and Equity Securities as of the date of the change in status. In addition, the presentation of the financial statements is that of a commercial company rather than that of an investment company.

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

Through March 31, 2017, we elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, and operated in a manner so as to qualify for the tax treatment applicable to RICs. On March 31, 2017, we failed the diversification test since our investment in Ipsidy Inc. accounted for over 25% of our total assets. We did not cure our failure to retain our status as a RIC and we will not seek to obtain RIC status again. Accordingly, beginning in 2017, we became subject to income taxes at corporate tax rates. The loss of our status as an RIC did not have any impact on our financial position or results of operations.

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

On April 8, 2020, we incorporated a wholly-owned subsidiary, Silo Pharma Inc., in the State of Florida.

On December 19, 2023, we changed our state of incorporation from Delaware to Nevada.

Our Corporate Information

We were incorporated as in the State of New York on July 13, 2010. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware. On December 19, 2023, the Company changed its state of incorporation from Delaware to Nevada. Our principal executive offices are located at 677 N Washington Blvd Sarasota Fl 34236 and our telephone number is (718) 400-9031.

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

We were incorporated in 2010 but starting operating under our current business plan in September 2020 and have a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations. We may sustain losses in the future as we implement our business plan. We have not yet achieved positive cash flow on a monthly basis during any fiscal year including the fiscal year ended December 31, 2023, and there can be no assurance that we will ever generate revenues or operate profitably.

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

The total number of preferred stock that we are authorized to issue is 5,000,000 shares, none of which are issued and outstanding as of March 23, 2024. Pursuant to authority granted by our Certificate of Incorporation, our board of directors, without any action or approval by our stockholders, may issue preferred stock in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the holders of shares of our common stock. The designation and issuance of shares of capital stock having preferential rights could materially adversely affect the rights of the holders of our common stock. In addition, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We believe cybersecurity is critical to advancing our technological advancements. As a biopharmaceutical company, we face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of service. Our customers, suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity.

Our Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our cybersecurity consultant, regularly briefs the Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us. The full Board retains oversight of cybersecurity because of its importance. In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery, and notification, including notifying functional areas (e.g., legal), as well as senior leadership and the Board, as appropriate. Our Cybersecurity consultant has extensive information technology and program management experience. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks.

As a biopharmaceutical company, we must comply with extensive regulations, including requirements imposed by the Federal Drug Administration related to adequately safeguarding patient information and reporting cybersecurity incidents to the SEC. We work with our cybersecurity consultant on assessing cybersecurity risk and on policies and practices aimed at mitigating these risks. We believe we are positioned to meet the requirements of the SEC. In addition to following SEC guidance and implementing pre-existing third party frameworks, we have developed our own practices and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks. Third parties also play a role in our cybersecurity. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. Assessing, identifying, and managing cybersecurity related risks are factored into our overall business approach.

We rely heavily on our supply chain to deliver our products and services, and a cybersecurity incident at a supplier, subcontractor or business partner could materially adversely impact us. We require that our subcontractors report cybersecurity incidents to us so that we can assess the impact of the incident on us. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured.

ITEM 2. PROPERTIES

Our principal executive offices are located at 677 N. Washington Boulevard Sarasota, FL. We pay approximately $80 per month to rent for such space on a month-to-month lease basis. We believe that our current office space will be adequate for the foreseeable future.

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

Security Holders

As of March 17, 2024, there were 97 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Stock Repurchase Program

On January 26, 2023, our Board of Directors authorized a stock repurchase plan to repurchase up to $1.0 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2023. On January 9, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024. Through December 31, 2023, we purchased 252,855 shares of our common stock for a cost of $471,121, which is reflected in treasury stock on the accompanying consolidated balance sheet.

The following is a summary of our common stock repurchases during the quarterly period ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
October 1, 2023 through October 31, 2023	54,475	$1.54	54,475
November 1, 2023 through November 30, 2023	43,752	$1.63	43,752
December 1, 2023 through December 31, 2023	25,335	$1.55	25,335
Total	123,562	$1.57	123,562	$528,879

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

Overview

We are a developmental stage biopharmaceutical company developing novel therapeutics that address underserved conditions including PTSD, stress-induced anxiety disorders, fibromyalgia, and central nervous system (CNS) diseases. We are focused on developing novel therapies that include conventional drugs and psychedelic formulations. The Company’s lead program, SPC-15, is an intranasal drug targeting PTSD and stress-induced anxiety disorders. SP-26 is a time-release ketamine-based loaded implant for fibromyalgia and chronic pain relief. Silo’s two preclinical programs are SPC-14, an intranasal compound for the treatment of Alzheimer’s disease, and SPU-16, a CNS-homing peptide targeting the central nervous system with initial research indication in multiple sclerosis (MS).

Rare Disease Therapeutics

We seek to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases, including the use of psychedelic drugs, such as psilocybin, ketamine, and the potential benefits they may have in certain cases involving depression, mental health issues and neurological disorders. We are focused on developing traditional therapeutics and psychedelic medicine. The company concentrates on the development and commercialization of therapies for unmet needs from indications such as depression, post-traumatic stress disorder (“PTSD”), , and other rare neurological disorders. Our mission is to identify assets to license and fund the research which we believe will be transformative to the well-being of patients and the health care industry.

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

In addition, as more fully described below, we have entered into a license agreement with the University of Maryland, Baltimore, and developing a Ketamine polymer implant. In addition, we have recently entered into a sponsored research agreement with Columbia University pursuant to which we have been granted an option to license certain patents and inventions relating to the treatment of Alzheimer’s disease and stress-induced affective disorders using Ketamine in combination with certain other compounds.

We plan to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand our business to focus on this new line of business.

Product Candidates

We are currently focusing on four product candidates: (i) SPC-15 for treatment of depression disorders; (ii) SP-26 for treatments of chronic pain; (iii)SPC-14 for the treatment of Alzheimer’s disease and (iv) SPU-16 for the treatment of CNS disorders with an initial indication for multiple sclerosis.

SPC-15

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University pursuant to which the Company has been granted an option to license certain assets currently under development, including assets related to SPC-15 for the treatment of depression disorders. On September 22, 2022, we entered into a First Amendment to Sponsored Research Agreement with Columbia to extend the term of the Columbia Agreement to conduct further research studies, which extension runs through March 31, 2024. On April 11, 2023 the assets under development for which we have the option to license as described above were issued a patent from the U.S. Patent & Trademark Office (USPTO) for “Biomarkers for Efficacy of Prophylactic Treatments Against Stress-Induced Affective Disorders” (US 11,622,948, B2). The Company exercised its option for an exclusive license agreement for SPC-15, a prophylactic treatment for stress-induced affective disorders including anxiety and PTSD pursuant to which the Company will be granted an exclusive license to further develop, manufacture, and commercialize SPC-15 worldwide. The Company expects to have the complete license agreement with Columbia completed in the first half of 2024.

SPC-15 is a targeted prophylactic therapeutic composition for the treatment and prevention for stress-induced affective disorders including PTSD. The treatment predicts levels of severity or progression of such disorders and their metabolomic biomarkers’ response to pharmacological treatments. We intend to develop SPC-15 under the Section 505(b)(2) regulatory pathway of the FDA rules. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) was enacted to enable sponsors to seek New Drug Application (“NDA”) approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon publicly available data with respect to our active ingredient in our NDA submission to the FDA for marketing approval.

On November 15, 2023, the Company entered an exclusive license agreement with Medspray Pharma BV for its proprietary patented soft mist nasal spray technology, as the delivery mechanism for SPC-15, which agreement has an effective date of October 31, 2023. Preclinical and formulation studies are expected to be completed in the first quarter of 2024 and the Company intends to submit a pre-IND meeting request to FDA in the first half of 2024.

SP-26

In March 2023, the Company filed a provisional patent application with the USPTO to use SP-26 for treatment of chronic pain, including fibromyalgia Fibromyalgia is a chronic condition causing pain to the connective tissues through the body including muscles, ligaments, and tendons. Musculoskeletal pain is often accompanied by sleep difficulties, fatigue, mood disorders, and problems with memory and concentration. Fibromyalgia affects about 4 million American adults, or about 2% of the adult population.

We intend to develop SP-26 following the Section 505(b)(2) regulatory pathway of the FDA rules. Section 505(b)(2) of the FDCA was enacted to enable sponsors to seek NDA approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon publicly available data with respect to our active ingredient in our NDA submission to the FDA for marketing approval.

SPC-14

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University (“Columbia”) pursuant to which Columbia shall conduct two different studies related to the use of SPC-14 for the treatment of Alzheimer’s. See “Investigator-Sponsored Study Agreements between the Company and Vendors---Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders.” for additional details. In addition, Company has been granted an option to license certain assets currently under development, including SPC-14 for the treatment of Alzheimer’s disease.

SPC-14 is a novel drug combining two approved therapeutics, so we intend to develop SPC-14 following the Section 505(b)(2) regulatory pathway of the FDA rules. Section 505(b)(2) of the FDCA was enacted to enable sponsors to seek NDA approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon publicly available data with respect to our active ingredient in our NDA submission to the FDA for marketing approval.

On October 13, 2022, the Company extended the term of the sponsored research agreement with Columbia to conduct further research studies into the mechanism of action of SPC-14 in the treatment of Alzheimer’s disease. We expect the results from further preclinical studies in 2024.

SPU-16

On February 12, 2021, we entered into a Master License Agreement (the “UMB License Agreement”) with the University of Maryland, Baltimore (“UMB”) pursuant to which UMB granted us an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property (i) to make, have made, use, sell, offer to sell, and import certain licensed products and (ii) to use the invention titled “Central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology,” or SPU-16. See “License Agreements between the Company and Vendors--Vendor License Agreement with the University of Maryland, Baltimore for CNS Homing Peptide” for additional details. On April 11, 2023 certain intellectual property under the UMB License Agreement described above were issued a patent from the U.S. Patent & Trademark Office (USPTO) for “Peptide-Targeted Liposomal Delivery For Treatment, Diagnosis, and Imaging of Diseases and Disorders” (US 11,766,403, B2).

SPU-16 is a novel peptide homing specifically to inflamed CNS areas. It may be used to diagnose neuroinflammation in patients, and targeted delivery of drugs into the spinal cord. The initial indication is for multiple sclerosis (MS). The peptides have been tested in the EAE mouse model of human MS, where they show homing specifically to inflamed CNS areas.

Product Development Pipeline

The following table summarizes our product development pipeline.

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

On June 22, 2022, the Company and UMB entered into a third amendment to the License Agreement dated February 26, 2021 under which UMB agreed, to expand the scope of the license granted in the CELA to add additional Patent Rights with respect to an invention generally known as “Peptide-Targeted Liposomal Delivery for Treatment Diagnosis, and Imaging of Diseases and Disorders.” On December 16, 2022, the Company and UMB entered into a fourth amendment to License Agreement (the “Fourth Amendment”) dated February 26, 2021 to extend the term of the License Agreement until March 31, 2023. In addition, the parties agreed in the Fourth Amendment to allow the Company to extend the term of the License Agreement to June 30, 2023 by paying UMB a fee of $1,000 on or before February 28, 2023. This fee was paid and thus the term of the License Agreement was extended to June 30, 2023. We let this license expire by its terms on December 31, 2023.

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

Furthermore, pursuant to the terms of the JV Agreement, ZTI shall grant the Joint Venture a sublicense pursuant to its license agreement (the “License Agreement”) with Albert Einstein College of Medicine dated November 27, 2017, in the event that the Company or a third party makes a request indicating that the patented technology (the “Patented Technology”) licensed to ZTI pursuant to the License Agreement is needed to advance the development of the Joint Venture or it is contemplated or determined that the Patented Technology will be sold. Furthermore, pursuant to the JV Agreement, ZTI granted the Company an exclusive option to enter into a separate joint venture for the clinical development of psilocybin using ZTI’s Z-pod™ technology on the same terms and conditions set forth in the JV Agreement, which option shall expire 24 months after the JV Effective Date. We do not intend to continue with Zylo and have entered into an agreement to develop a polymer implant for dosage and time release of Ketamine for chronic pain and Fibromyalgia

Exclusive License Agreement between Medspray Pharma BV and the Company

On November 15, 2023, we entered into an Exclusive License Agreement (the “Medspray License Agreement”) with Medspray Pharma BV (“Medspray”) pursuant to which Medspray granted us an exclusive, non-revocable, worldwide royalty bearing license for Medspray’s proprietary patented soft mist nasal spray technology for marketing, promotion, sale and distribution of the products licensed by Medspray to us under the Medspray License Agreement. The Medspray License Agreement has an effective date of October 31, 2023 and expires on the earlier of (i) termination of the Medspray License Agreement or expiry of all Medspray license rights in the United States, Germany, United Kingdom, Spain, Italy and France. In consideration of the exclusive rights granted by Medspray to us, we agreed to pay Medspray a royalty on a quarterly basis equal to 5% of net sales. The term of the agreement commences on the effective date and continues until the earlier of (i) expiration of the last to expire of Medspray’s patent rights or (ii) December 31, 2023 (the “Initial Term”) at which time, the Medspray License Agreement will automatically renew for a successive period of three (3) years, unless terminated by either party upon one year prior written notice prior to the end of any term; provided, however, the Medspray may terminate the Medspray License Agreement immediately if fail to have any licensed product under the Medspray License Agreement registered with the FDA or EMA by July 1, 2028 or has filed to reach the point of first sale of any licensed product under the Medspray License Agreement by July 1, 2028.

Investigator-Sponsored Study Agreements between the Company and Vendors

Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University (“Columbia”) pursuant to which Columbia shall conduct two different studies related to all uses of Ketamine or its metabolites in combination with Prucalopride, one of which is related to Alzheimer’s and the other of which is related to Depression, PTSD and Stress Projects. In addition, Company has been granted an option to license certain assets currently under development, including Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the dated of the exercise of the option. The Company exercised its option for an exclusive license agreement for SPC-15, a prophylactic treatment for stress-induced affective disorders including anxiety and PTSD pursuant to which the Company will be granted an exclusive license to further develop, manufacture, and commercialize SPC-15 worldwide. The Company expects to have the complete license agreement with Columbia completed in the first half of 2024. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to posttraumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. On October 13, 2022, the Company entered into an amendment of the sponsored research agreement pursuant to which the parties agreed to extend the payment schedule until March 31, 2024. The Company paid the first payment of $430,825 in November 2021 and the second payment of $430,825 in July 2022.

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

Sponsored Research Agreement with The Regents of the University of California for the Effect of Psilocybin on Inflammation in the Blood

On June 1, 2021, the Company entered into a sponsored research agreement (“Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. The purpose of this is to show what effect psilocybin has on inflammation in the blood. The Company believe that this study will help support the UMB homing peptide study. Pursuant to the Agreement, we shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the effective date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. During the years ended December 31, 2022 and 2021, pursuant to the Sponsored Research Agreement, the Company paid to UCSF $181,710 and $100,570, respectively. We have notified UCSF we do not plan to continue this study

Investigator-Sponsored Study Agreement with UMB for CNS Homing Peptide

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

Stock Repurchase Plan

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1,000,000 of our issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. On January 9, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024. Through December 31, 2023, the Company purchased 252,855 shares of common stock for a cost of $471,121, which is reflected in treasury stock on the accompanying consolidated balance sheet.

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

On December 31, 2023, short-term investments, at fair value, amounted to $4,140,880.

Equity Investments

On December 31, 2023 and 2022, we had equity investments, at fair value, of $0 and $3,118, respectively, which were comprised mainly of marketable common stock. Equity investments are carried at fair value with unrealized gains or losses which are recorded as net unrealized gain (loss) on equity investments in the accompanying consolidated statement of operations and comprehensive loss. Realized gains and losses are determined on a specific identification basis which is recorded as net realized gain (loss) on equity investments in the consolidated statement of operations and comprehensive loss. The Company reviews equity investments, at fair value for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

Results of Operations

Comparison of Our Results of Operations for the Years Ended December 31, 2023 and 2022

The following table summarizes the results of operations for the years ending December 31, 2023 and 2022 and were based primarily on the comparative audited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	Years Ended December 31,
	2023	2022
Revenues	$72,102	$72,102
Cost of revenues	5,838	5,838
Gross profit	66,264	66,264
Operating expenses	3,921,856	3,693,920
Operating loss from continuing operations	(3,855,592)	(3,627,656)
Other income (expense), net	224,509	(279,732
Provision for income taxes	-	-
Loss from discontinued operations, net of tax	(69,600)	(1,163)
Net income (loss)	$(3,700,683)	$(3,908,551)

Revenues

During the years ended December 31, 2023 and 2022, we generated minimal revenues from operations. For the year ended December 31, 2023 and 2022, revenues amounted to $72,102 and $72,102, respectively. Such revenues are related to the Aikido License and Sublicense Agreement and are recognized over the term of the related license agreement.

Cost of Revenues

During the year ended December 31, 2023 and 2022, cost of revenues amounted to $5,838 and $5,838, respectively, and consisted of license fees related to the UMB License and Sublicense Agreement, which are being amortized into cost of revenues over the terms of their respective agreement.

Operating Expenses

For the years ended December 31, 2023 and 2022, total operating expenses consisted of the following:

	For the Years Ended December 31,
	2023	2022
Compensation expense	$871,625	$577,651
Professional fees	1,726,061	1,496,687
Research and development	845,092	1,286,434
Insurance expense	89,007	125,889
Bad debt recovery	-	(20,000)
Selling, general and administrative expenses	390,071	227,259
Total	$3,921,856	$3,693,920

●	Compensation Expense:

For the years ended December 31, 2023 and 2022, compensation expense was $871,625 and $577,651, respectively, an increase of $293,974, or 50.9%. This increase resulted from, an increase in Board of Director fees of $25,000, an increase in payroll expense and related benefits of $265,863, and an increase in executive bonus pay of $100,000, offset by a decrease in stock-based compensation of $96,889.

●	Professional Fees:

For the years ended December 31, 2023 and 2022, professional fees were $1,726,061 and $1,496,687 and, respectively, an increase of $229,374, or 15.3%. The increase was primarily attributable to an increase in other consulting fees of $187,818, an increase in stock-based consulting fees of $45,033 related to the amortization of prepaid expense on previously issued shares to consultants for business advisory and strategic planning services, and an increase in legal fees of $274,220, offset by a decrease in investor relations fees of $262,936, and a decrease in accounting and auditing fees of $14,761. During the year ended December 31, 2023, we reimbursed Columbia University $255,163 related to patent related legal fees incurred by them on our behalf.

●	Research and Development:

For the year ended December 31, 2023 and 2022, we incurred research and development expense of $845,092 and $1,286,434, respectively, a decrease of $441,342, or 34.1%. The decrease was a result of a decrease in research and development costs in connection with the Investigator-sponsored Study Agreement with UCSF, UMB, Columbia University, and other parties.

●	Insurance Expense:

For the year ended December 31, 2023 and 2022, insurance expense was $89,007 and $125,889, respectively, a decrease of $36,882, or 29.3%. This decrease was a result of decrease in the cost of renewal of the D&O insurance policy.

●	Bad Debt Expense (Recovery):

For the year ended December 31, 2023 and 2022, we recorded bad debt recovery of $0 and $20,000. In 2022, we recorded bad debt recovery from the collection of a previously written off note receivable deemed uncollectible.

●	Selling, General and Administrative Expenses:

Selling, general and administrative expenses include advertising and promotion, patent related expenses, public company expenses, custodian fees, bank service charges, travel, and other office expenses.

For the year ended December 31, 2023 and 2022, selling, general and administrative expenses were $390,071 and $227,259, respectively, an increase of $162,812, or 71.6%. The increase was primarily attributed to an increase in Delaware franchise taxes of $208,264 resulting from a reverse split in our outstanding shares, without a change in our authorized shares, offset by a net decrease in other general and administrative expenses of $45,452.

Operating Loss from Continuing Operations

For the years ended December 31, 2023 and 2022, loss from continuing operations amounted to $3,855,592 and $3,627,656, respectively, an increase of $227,936, or 6.3%. The increase was primarily a result of the changes in operating expenses discussed above.

Other Income (Expenses), net

For the year ended December 31, 2023 and 2022, other income (expense), net amounted to $224,509 and $(279,732), respectively, a positive change of $504,241, or 180.3%. The positive change in other income (expenses), net was primarily due to an increase in interest and dividend income of $325,893, a decrease in net realized and unrealized loss on equity investment of $432,785, offset by an increase in interest expense of $2,670, an increase in penalty expense of $166,034 which was incurred due to the early termination of a certificate of deposit, and a decrease in other income recorded during the 2022 period from equity shares earned for lock up agreement of $85,733.

Loss from Discontinued Operations

For the year ended December 31, 2023 and 2022, loss from discontinued operations amounted to $69,600 and $1,163, respectively, an increase of $68,437. As of December 31, 2023, we recognized an allowance for loss on the NFID. LLC note receivable and accrued interest receivable in an amount equal to the estimated probable losses, and accordingly, we recorded bad debt expense of $69,600.

Net Loss

For the year ended December 31, 2023, net loss amounted to $3,700,683 or $1.20 per common share (basic and diluted), as compared to net loss of $3,908,551, or $1.71 per common share (basic and diluted) for the year ended December 31, 2022, a decrease of $207,868, or 5.3%. The change was primarily a result of the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $6,905,568, $4,140,880 in short-term investments, and $3,524,308 in cash and cash equivalents as of December 31, 2023, and working capital of $11,135,738 and $11,367,034 in cash and cash equivalents as of December 31, 2022, respectively.

	December 31, 2023	December 31, 2022	Working Capital Change	Percentage Change
Working capital:
Total current assets	$7,681,158	$11,572,056	$(3,890,898)	(34)%
Total current liabilities	(775,590)	(436,318)	(339,272)	(78)%
Working capital:	$6,905,568	$11,135,738	$(4,230,170)	(38)%

The decrease in working capital of $4,230,170 was primarily attributable to a decrease in current assets of $3,890,898 primarily due to a decrease in cash of $7.8 million, an increase in short-term investments of $4,180,880, a decrease in prepaid expenses and other current assets of $119,924, and a decrease in note receivable of $69,600, and an increase in current liabilities of $339,272.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(3,224,498)	$(3,497,622)
Net cash (used in) provided by investing activities	(4,147,107)	86,707
Net cash (used in) provided by financing activities	(471,121)	4,940,948
Net (decrease) increase in cash	$(7,842,726)	$1,530,033

Net Cash Used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2023 and 2022 were $3,224,498 and $3,497,622, respectively, a decrease of $273,124, or 8%.

●	Net cash used in operating activities for the year ended December 31, 2023 primarily reflected a net loss of $3,700,6837, adjusted for the add-back of non-cash items such as net unrealized loss on equity investments of $3,118, bad debt expense of $69,600, stock-based compensation of $14,125, and amortization of prepaid stock-based professional fees of $90,067, and changes in operating asset and liabilities primarily consisting of a decrease in prepaid expenses and other current assets of $35,695, an increase of interest receivable of $3,590, an increase in accounts payable and accrued expenses of $339,272, and a decrease in deferred revenue of $72,102.

●	Net cash used in operating activities for the year ended December 31, 2022 primarily reflected a net loss of $3,908,551, adjusted for the add-back of non-cash items such net realized loss on equity investments of $104,700, net unrealized loss on equity investments of $331,203, bad debt recovery of $20,000, stock-based compensation of $156,047, and equity shares earned for lock up agreement of $85,733, and changes in operating asset and liabilities primarily consisting of a decrease in prepaid expenses and other current assets of $55,335, an increase of interest receivable of $4,800, a decrease in accounts payable and accrued expenses of $53,721 and a decrease in deferred revenue of $72,102.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities for the years ended December 31, 2023 and 2022 were $(4,147,107) and $86,707, respectively, a change of $4,233,814, or 4,883%.

●	Net cash used in investing activities for the year ended December 31, 2023 was $4,147,107 which consisted of aggregate payments for the purchase of short-term investments of $4,147,107.

●	Net cash provided by investing activities for the year ended December 31, 2022 was $86,707 which consisted of aggregate proceeds from sale of equity investments in Aikido of $66,707 and proceeds from collection of previously written off notes receivable of $20,000.

Net Cash (Used in) Provided by Financing Activities

Net cash (used in) provided by financing activities for the years ended December 31, 2023 and 2022 were $(471,121) and $4,940,948, respectively, a change of $5,412,069, or 110%.

●	Net cash used in financing activities for the year ended December 31, 2032 was $471,121, which consisted of the purchase of treasury stock.

●	Net cash provided by financing activities for the year ended December 31, 2022 was $4,940,948, which consisted of net proceeds from the sale of common stock of $4,940,948.

Cash Requirements

We believe that our current cash and cash equivalent amount and short-term investment amount will provide sufficient cash required to meet our obligations for a minimum of twelve months from the date of this filing.

Other than cash requirements pursuant to research and development agreements, we currently have no other material commitments for any capital expenditures.

Liquidity

As reflected in the accompanying consolidated financial statements, we generated a net loss of $3,700,683 and used cash in operations of $3,224,498 during the year ended December 31, 2023. Additionally, we have an accumulated deficit of $10,871,811 on December 31, 2023. As of December 31, 2023, we had working capital of $6,905,568.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about our ability to continue as a going concern. We believe that the Company has sufficient cash to meet its obligations for a minimum of twelve months from the date of this filing.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed consolidated financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2023, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2023, our internal control over financial reporting was not effective.

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

ITEM 9B. OTHER INFORMATION.

During our last fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

All directors shall serve until the next 2024 annual meeting of stockholders.

Name	Age	Position
Eric Weisblum	54	Chairman, Chief Executive Officer, President, and Director
Daniel Ryweck	59	Chief Financial Officer
Wayne D. Linsley	67	Director
Dr. Kevin Muñoz	45	Director
Jeff Pavell	57	Director

The business background and certain other information about our directors and executive officers is set forth below.

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

Wayne D. Linsley

Wayne D. Linsley has served as a director of the Company since January 2020. Mr. Linsley has over 40 years of experience in business management. Since April 2020, Mr. Linsley has served as a member of the board of directors of Hoth Therapeutics, Inc. (NASDAQ: HOTH), a clinical-stage biopharmaceutical company. Since August 2021, Mr. Linsley has served as a member of the board of directors of DatChat, Inc. (NASDAQ: DATS), a communication software company. From 2014 to September 2021, Mr. Linsley served as the Vice President of Operations at CFO Oncall, Inc., a company that provides financial reporting and controller services on an outsourced basis and previously, from 2012 to 2014, Mr. Linsley worked at CFO Oncall, Inc. as an independent contractor. Mr. Linsley holds a Bachelor of Science degree in Business Administration from Siena College. We believe that Mr. Linsley is qualified to serve as a member of our board of directors because of his experience as a director of public companies and background in financial reporting.

Dr. Kevin Muñoz

Dr. Kevin Muñoz has served as a director of the Company since October 2020. Since December 2021, Dr. Muñoz has taught Biomedical Science and Medical Intervention at Passaic County Technical Institute. Since June 2008, Dr. Muñoz has served as the Director of Operations and Medical Assistant at The Physical Medicine and Rehabilitation Center, P.A., a diagnostic and treatment facility that specializes in treating sports, spine, orthopedic and neuromuscular conditions. Dr. Muñoz holds a Doctor of Medicine degree from Xavier University School of Medicine and a Bachelor of Science degree in Kinesiology from the University of Michigan. We believe that Dr. Muñoz is qualified to serve as a member of our board of directors because of his medical background and experience in business operations.

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

Our board of directors has determined that all members of the audit committee and the compensation committee are independent as defined under the applicable rules of The Nasdaq Capital Market, including, in the case of all the members of our audit committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act. In making such determination, the board of directors considered the relationships that each director has with our Company and all other facts and circumstances that the board of directors deemed relevant in determining director independence, including the beneficial ownership of our capital stock by each director.

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

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing and recommending the compensation arrangements for management, including the compensation for our president and chief executive officer;

●	establishing and reviewing general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

●	administering our stock incentive plans; and

●	preparing the report of the compensation committee that the rules of the Securities and Exchange Commission require to be included in our annual meeting proxy statement.

Our compensation committee consists of Wayne D. Linsley, Jeff Pavell and Dr. Kevin Muñoz, with Mr. Linsley serving as chair.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee, among other things, will be responsible for:

●	reviewing and assessing the development of the executive officers and considering and making recommendations to the Board regarding promotion and succession issues;

●	evaluating and reporting to the Board on the performance and effectiveness of the directors, committees and the Board as a whole;

●	working with the Board to determine the appropriate and desirable mix of characteristics, skills, expertise and experience, including diversity considerations, for the full Board and each committee;

●	annually presenting to the Board a list of individuals recommended to be nominated for election to the Board;

●	reviewing, evaluating, and recommending changes to the Company’s Corporate Governance Principles and Committee Charters;

●	recommending to the Board individuals to be elected to fill vacancies and newly created directorships;

●	overseeing the Company’s compliance program, including the Code of Conduct; and

●

overseeing and evaluating how the Company’s corporate governance and legal and regulatory compliance policies and practices, including leadership, structure, and succession planning, may affect the Company’s major risk exposures.

Our nominating and corporate governance committee consists of Wayne Linsley, Kevin Munoz and Jeff Pavell, with Mr. Linsley serving as chair.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of the Company’s board of directors or its compensation committee. None of the members of the Company’s compensation committee is, or has ever been, an officer or employee of the company.

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

To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2023, we believe that our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2023.

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

Changes in Nominating Procedures

None.

Board Diversity

Board Diversity Matrix (As of March 25, 2024)
Total Number of Directors	4

Part I: Gender Identity
	Female	Male	Non-Binary	Did Not Disclose Gender
Directors		4

Part II: Demographic Background
African American or Black
Alaskan Native or Native America
Asian
Hispanic or Latinx		1
Native Hawaiian or Pacific Islander
White		2
Two or More Races or Ethnicities
LGBTQ+		1
Did Not Disclose Demographic Background

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our principal executive officer and our principal financial officer during the year ended December 31, 2023 and 2022 (each a “named executive officer”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)		(e)	(f)	(g)	(h)	(i)		(j)
Eric Weisblum, Chief Executive	2023	350,151	(3)	200,000		—	—	—	—	18,858	(5)	569,009
Officer	2022	222,500	(1)	100,000	(2)	—	—	—	—	9,750	(5)	332,250

Daniel Ryweck,	2023	59,923	(4)	—		—	—	—	—	2,769	(5)	62,692
Chief Financial Officer (since September 28, 2022)	2022	15,000	(4)	—		—	—	—	—	—		15,000

(1)	On October 12, 2022, the Company entered into an employment agreement with Eric Weisblum (the “Weisblum Employment Agreement”) pursuant to which Mr. Weisblum’s (i) base salary will be $350,000 per year, (ii) Mr. Weisblum will be paid a one-time signing bonus of $100,000, and (iii) Mr. Weisblum shall be entitled to receive an annual bonus of up to $350,000, subject to the sole discretion of the Compensation Committee of the Board of Directors of the Company. On January 18, 2021, the Company and Mr. Weisblum entered into the first amendment (the “Amendment”) to the Employment Agreement, effective as of January 1, 2021. Pursuant to the Amendment Mr. Weisblum’s base salary was increased from $120,000 per year to $180,000 per year and all the terms and provisions of the Employment Agreement shall remain in full force and effect.

(2)	Pursuant to the Weisblum Employment Agreement entered into between the Company and Mr. Weisblum on October 12, 2022, Mr. Weisblum received a signing bonus of $100,000.

(3)	On January 18, 2021, the Company and Mr. Weisblum entered into the first amendment (the “Amendment”) to the Employment Agreement, effective as of January 1, 2021. Pursuant to the Amendment Mr. Weisblum’s base salary was increased from $120,000 per year to $180,000 per year and all the terms and provisions of the Employment Agreement shall remain in full force and effect. On October 12, 2022, we entered into a new employment agreement with Mr. Weisblum pursuant to which Mr. Weisblum’s base salary will be $350,000 per year.

(4)	On September 28, 2022, the Company entered into an Employment Agreement with Mr. Ryweck under which it agreed to pay a base salary of $42,000 per year. On October 12, 2022, the Company entered into an amendment to this employment agreement under which it increased his base salary to $60,000 per year.

(6)	During 2023 and 2022, the Company contributed funds for each executive to the Company’s 401(k) plan.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding option and restricted stock unit awards held by each of our named executive officers that were outstanding as of December 31, 2023. There were no stock awards or other equity awards outstanding as of December 31, 2023.

Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)		Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
(a)	(b)		(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Eric Weisblum,	2,000	(1)	—	—		$0.005	04/15/2024	—	—	—	—
Chief Executive Officer	2,000 2,000	(2) (3)	— —	— —	$ $	0.005 0.005	07/15/2024 10/15/2024	— —	— —	— —	— —

(1)	The options were fully vested on the date of grants (4/15/19)

(2)	The options were granted on April 15, 2019 and vested 100% on July 15, 2019.

(3)	The options were fully vested on the date of grant (10/15/19).

Amended and Restated 2020 Omnibus Equity Incentive Plan

The following is a summary of the material features of the Amended and Restated 2020 Omnibus Equity Incentive Plan (the “Amended and Restated 2020 Plan”). This summary is qualified in its entirety by the full text of the Amended and Restated 2020 Plan, a copy of which was filed as an Appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 23, 2023.

Types of Awards. The Amended and Restated 2020 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. Items described above in the Section called “Shares Available; Certain Limitations” are incorporated herein by reference.

Administration. The Amended and Restated 2020 Plan will be administered by the Board, or if the Board does not administer the Amended and Restated 2020 Plan, any committee of the Board or any other committee or subcommittee of the Board that complies with the applicable requirements of Section 16 of the Exchange Act, as amended from time to time, and any other applicable legal or stock exchange listing requirements (each of the Board, or such committee or such subcommittee, the “plan administrator”). The plan administrator may interpret the Amended and Restated 2020 Plan and may prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of the Amended and Restated 2020 Plan.

The Amended and Restated 2020 Plan permits the plan administrator to select the eligible recipients who will receive awards, to determine the terms and conditions of those awards, including, but not limited to, the exercise price or other purchase price of an award, the number of shares of common stock or cash or other property subject to an award, the term of an award and the vesting schedule applicable to an award, and to amend the terms and conditions of outstanding awards.

Restricted Stock and Restricted Stock Units. Restricted stock and RSUs may be granted under the Amended and Restated 2020 Plan. The plan administrator will determine the purchase price, vesting schedule and performance goals, if any, and any other conditions that apply to a grant of restricted stock and RSUs. If the restrictions, performance goals or other conditions determined by the plan administrator are not satisfied, the restricted stock and RSUs will be forfeited. Subject to the provisions of the Amended and Restated 2020 Plan and the applicable award agreement, the plan administrator has the sole discretion to provide for the lapse of restrictions in installments.

Unless the applicable award agreement provides otherwise, participants with restricted stock will generally have all of the rights of a shareholder; provided that dividends will only be paid if and when the underlying restricted stock vests. RSUs will not be entitled to dividends prior to vesting, but may be entitled to receive dividend equivalents if the award agreement provides for them. The rights of participants granted restricted stock or RSUs upon the termination of employment or service to us will be set forth in the award agreement.

Options. Incentive stock options and non-statutory stock options may be granted under the Amended and Restated 2020 Plan. An “incentive stock option” means an option intended to qualify for tax treatment applicable to incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Code”). A “non-statutory stock option” is an option that is not subject to statutory requirements and limitations required for certain tax advantages that are allowed under specific provisions of the Code. A non-statutory stock option under the Amended and Restated 2020 Plan is referred to for federal income tax purposes as a “non-qualified” stock option. Each option granted under the Amended and Restated 2020 Plan will be designated as a non-qualified stock option or an incentive stock option. At the discretion of the plan administrator, incentive stock options may be granted only to our employees, employees of our “parent corporation” (as such term is defined in Section 424I of the Code) or employees of our subsidiaries.

The exercise period of an option may not exceed ten years from the date of grant and the exercise price may not be less than 100% of the fair market value of a share of common stock on the date the option is granted (110% of fair market value in the case of incentive stock options granted to 10% stockholders). The exercise price for shares of common stock subject to an option may be paid in cash, or as determined by the plan administrator in its sole discretion, (i) through any cashless exercise procedure approved by the plan administrator (including the withholding of shares of common stock otherwise issuable upon exercise), (ii) by tendering unrestricted shares of common stock owned by the participant, (iii) with any other form of consideration approved by the plan administrator and permitted by applicable law or (iv) by any combination of these methods. The option holder will have no rights to dividends or distributions or other rights of a shareholder with respect to the shares of the Company’s common stock subject to an option until the option holder has given written notice of exercise and paid the exercise price and applicable withholding taxes.

In the event of a participant’s termination of employment or service, the participant may exercise his or her option (to the extent vested as of such date of termination) for such period of time as specified in his or her option agreement.

Stock Appreciation Rights.

SARs may be granted either alone (a “Free-Standing SAR”) or in conjunction with all or part of any option granted under the Amended and Restated 2020 Plan (a “Related Right”). A Free-Standing SAR will entitle its holder to receive, at the time of exercise, an amount per share up to the excess of the fair market value (at the date of exercise) of a share of common stock over the base price of the Free-Standing SAR (which shall be no less than 100% of the fair market value of the related shares of common stock on the date of grant) multiplied by the number of shares in respect of which the SAR is being exercised. A Related Right will entitle its holder to receive, at the time of exercise of the SAR and surrender of the applicable portion of the related option, an amount per share up to the excess of the fair market value (at the date of exercise) of a share of common stock over the exercise price of the related option multiplied by the number of shares in respect of which the SAR is being exercised. The exercise period of a Free-Standing SAR may not exceed ten years from the date of grant. The exercise period of a Related Right will also expire upon the expiration of its related option.

The holder of a SAR will have no rights to dividends or any other rights of a shareholder with respect to the shares of the Company’s common stock subject to the SAR until the holder has given written notice of exercise and paid the exercise price and applicable withholding taxes.

In the event of a participant’s termination of employment or service, the holder of a SAR may exercise his or her SAR (to the extent vested as of such date of termination) for such period of time as specified in his or her SAR agreement.

Other Stock-Based Awards. The plan administrator may grant other stock-based awards under the Amended and Restated 2020 Plan, valued in whole or in part by reference to, or otherwise based on, shares of common stock. The plan administrator will determine the terms and conditions of these awards, including the number of shares of common stock to be granted pursuant to each award, the manner in which the award will be settled, and the conditions to the vesting and payment of the award (including the achievement of performance goals). The rights of participants granted other stock-based awards upon the termination of employment or service to us will be set forth in the applicable award agreement. In the event that a bonus is granted in the form of shares of common stock, the shares of common stock constituting such bonus shall, as determined by the plan administrator, be evidenced in uncertificated form or by a book entry record or a certificate issued in the name of the participant to whom such grant was made and delivered to such participant as soon as practicable after the date on which such bonus is payable. Any dividend or dividend equivalent award issued under the Amended and Restated 2020 Plan shall be subject to the same restrictions, conditions and risks of forfeiture that apply to the underlying award.

Equitable Adjustment and Treatment of Outstanding Awards Upon a Change in Control

Equitable Adjustments. In the event of a merger, consolidation, reclassification, recapitalization, spin-off, spin-out, repurchase, reorganization, special or extraordinary dividend or other extraordinary distribution (whether in the form of common shares, cash or other property), combination, exchange of shares, or other change in corporate structure affecting our common stock, an equitable substitution or proportionate adjustment shall be made in (i) the aggregate number and kind of securities reserved for issuance under the Amended and Restated 2020 Plan, (ii) the kind and number of securities subject to, and the exercise price of, any outstanding options and SARs granted under the Amended and Restated 2020 Plan, (iii) the kind, number and purchase price of shares of common stock, or the amount of cash or amount or type of property, subject to outstanding restricted stock, RSUs and other stock-based awards granted under the Amended and Restated 2020 Plan and (iv) the terms and conditions of any outstanding awards (including any applicable performance targets). Equitable substitutions or adjustments other than those listed above may also be made as determined by the plan administrator. In addition, the plan administrator may terminate all outstanding awards for the payment of cash or in-kind consideration having an aggregate fair market value equal to the excess of the fair market value of the shares of common stock, cash or other property covered by such awards over the aggregate exercise price, if any, of such awards, but if the exercise price of any outstanding award is equal to or greater than the fair market value of the shares of common stock, cash or other property covered by such award, the plan administrator may cancel the award without the payment of any consideration to the participant. With respect to awards subject to foreign laws, adjustments will be made in compliance with applicable requirements. Except to the extent determined by the plan administrator, adjustments to incentive stock options will be made only to the extent not constituting a “modification” within the meaning of Section 424(h)(3) of the Code.

Change in Control. The Amended and Restated 2020 Plan provides that, unless otherwise determined by the plan administrator and evidenced in an award agreement, employment, services or other agreement, if a “change in control” (as defined below) occurs and a participant is employed by, or otherwise providing services to the Company or any of its affiliates immediately prior to the consummation of the change in control, then the plan administrator, in its sole and absolute discretion, may (i) provide that any unvested or unexercisable portion of an award carrying a right to exercise will become fully vested and exercisable; and (ii) cause the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to any award granted under the Amended and Restated 2020 Plan to lapse, and the awards will be deemed fully vested and any performance conditions imposed with respect to such awards will be deemed to be fully achieved at target performance levels. The plan administrator shall have discretion in connection with such change in control to provide that all outstanding and unexercised options and SARs shall expire upon the consummation of such change in control.

For purposes of the Amended and Restated 2020 Plan, a “change in control” means, in summary, the occurrence of any of the following events: (i) a person or entity becomes the beneficial owner of more than 50% of our voting power; (ii) an unapproved change in the majority membership of our Board; (iii) a merger or consolidation of us or any of our subsidiaries, other than (A) a merger or consolidation that results in our voting securities continuing to represent 50% or more of the combined voting power of the surviving entity or its parent and our Board immediately prior to the merger or consolidation continuing to represent at least a majority of the Board of the surviving entity or its parent or (B) a merger or consolidation effected to implement a recapitalization in which no person is or becomes the beneficial owner of our voting securities representing more than 50% of our combined voting power; or (iv) shareholder approval of a plan of our complete liquidation or dissolution or the consummation of an agreement for the sale or disposition of substantially all of our assets, other than (A) a sale or disposition to an entity, more than 50% of the combined voting power of which is owned by our stockholders in substantially the same proportions as their ownership of us immediately prior to such sale or (B) a sale or disposition to an entity controlled by our Board. However, a change in control will not be deemed to have occurred as a result of any transaction or series of integrated transactions following which our stockholders, immediately prior thereto, hold immediately afterward the same proportionate equity interests in the entity that owns all or substantially all of our assets.

Tax Withholding

Each participant will be required to make arrangements satisfactory to the plan administrator regarding payment of up to the maximum statutory tax rates in the participant’s applicable jurisdiction with respect to any award granted under the Amended and Restated 2020 Plan, as determined by us. We have the right, to the extent permitted by applicable law, to deduct any such taxes from any payment of any kind otherwise due to the participant. With the approval of the plan administrator, the participant may satisfy the foregoing requirement by either electing to have us withhold from delivery of shares of common stock, cash or other property, as applicable, or by delivering already owned unrestricted shares of common stock, in each case, having a value not exceeding the applicable taxes to be withheld and applied to the tax obligations. We may also use any other method of obtaining the necessary payment or proceeds, as permitted by applicable law, to satisfy our withholding obligation with respect to any award.

Amendment and Termination of the Amended and Restated 2020 Plan

The Amended and Restated 2020 Plan provides our Board with authority to amend, alter or terminate the Amended and Restated 2020 Plan, but no such action may impair the rights of any participant with respect to outstanding awards without the participant’s consent. The plan administrator may amend an award, prospectively or retroactively, but no such amendment may materially impair the rights of any participant without the participant’s consent. Shareholder approval of any such action will be obtained if required to comply with applicable law. The Amended and Restated 2020 Plan will terminate on the tenth anniversary of the Effective Date (although awards granted before that time will remain outstanding in accordance with their terms).

Clawback

If the Company is required to prepare a financial restatement due to the Company’s material non-compliance with any financial reporting requirement under the securities law, then the plan administrator may require any Section 10D-1(d) of the Exchange Act “executive officer” to repay or forfeit to us that part of the cash or equity incentive compensation received by that Section 10D-1(d) executive officer during the preceding three completed fiscal years that the plan administrator determines was in excess of the amount that such Section 10D-1(d) executive officer would have received had such cash or equity incentive compensation been calculated based on the restated amounts reported in the restated financial statement. The plan administrator may take into account any factors it deems reasonable in determining whether to seek recoupment of previously paid cash or equity incentive compensation and how much of such compensation to recoup from each Section 10D-1(d) executive officer (which shall be made irrespective of any fault, misconduct or responsibility of each Section 10D-1(d) executive officer). The amount and form of the incentive compensation to be recouped shall be determined by the plan administrator in its sole and absolute discretion and calculated on a pre-tax basis.

Disclosure of Equity Awards Based on Material Nonpublic Information: None

Pay Versus Performance Disclosure

In accordance with the SEC’s disclosure requirements regarding pay versus performance, or PVP, this section presents the SEC-defined “Compensation Actually Paid,” or CAP of our NEOs for each of the fiscal years ended December 31, 2023 and 2022, and our financial performance. Also required by the SEC, this section compares CAP to various measures used to gauge performance at TLSS for each such fiscal year.

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

Pay Versus Performance Table

Year (1)	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO (2)	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs (2)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Income (Loss)
(a)	(b)	(c)	(d)	(e)	(f)	(h)
2023	$569,009	$569,009	$62,692	$62,692	6.79	$(3,700,683)
2022	$332,250	$332,250	$15,000	$15,000	15.83	$(3,908,551)
2021	$345,000	$345,000	$0	$0	33.57	$3,903,741

(1)	The PEO (CEO) in the 2023, 2022 and 2021 reporting year is Eric Weisblum. The non-PEO NEOs in the 2023 and 2022 reporting year is Dan Ryweck.

(2)	The CAP was calculated beginning with the PEO’s SCT total. No amounts were deducted from or added to the applicable SCT total compensation. Since all equity awards were fully vested prior to 2021, no reconciliation to with respect to equity awards for summary compensation numbers was required.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2022.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Wayne Linsley	$45,000	—	$-	—	—	-	$45,000

Dr. Kevin Muñoz	$25,000	—	$-	—	—	-	$25,000

Jeff Pavel (3)	$25,000	-	-	-	-		$25,000

Director Compensation Program

Our current director compensation program is designed to align our director compensation program with the long-term interests of our stockholders by implementing a program comprised of cash and equity compensation.

In setting director compensation, we consider the amount of time that directors expend in fulfilling their duties to the Company as well as the skill level and experience required by our board of directors. We also consider board compensation practices at similarly situated companies, while keeping in mind the compensation philosophy of us and the stockholders’ interests. The directors also receive reimbursement for expenses, including reasonable travel expenses to attend board and committee meetings, reasonable outside seminar expenses, and other special board-related expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 23, 2023 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group.

The percentage ownership information is based on 2,843,634 issued outstanding (315,462 shares held in treasury as of March 23, 2024). Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules attribute beneficial ownership of securities as of a particular date to persons who hold convertible preferred stock, options or warrants to purchase shares of common stock and that are exercisable within 60 days of such date. These shares are deemed to be outstanding and beneficially owned by the person holding those convertible preferred stock, options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Silo Pharma, Inc., 677 N. Washington Boulevard Sarasota, FL 34236.

Name and Address of Beneficial Owner	Number of shares beneficially owned		Percentage of shares beneficially owned
Directors and Named Executive Officers:
Eric Weisblum	175,924	(1)	6.17%
Wayne D. Linsley	3,425	(2)	*
Kevin Munoz	3,425	(2)	*
Daniel Ryweck	5,000		*
Jeff Pavell	-		-
All executive officers and directors as a group (5 persons)	187,774		6.56%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Includes 6,000 shares of common stock issuable upon exercise of presently exercisable options.

(2)	Includes options to purchase 3,425 shares of common stock, all of which are presently exercisable.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information regarding our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders (1)	22,850	$9.19	447,150
Equity compensation plans not approved by security holders	—	—	—
Total	22,850	$9.19	447,150

(1)	Amended and Restated 2020 Omnibus Equity Incentive Plan. On January 18, 2021, the board of directors of the Company approved the Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) to incentivize employees, officers, directors and consultants of the Company and its affiliates. The number of shares of common stock that are reserved and available for issuance under the 2020 Plan shall be equal to 170,000 shares provided that with respect to exempt awards as defined in the 2020 Plan, shall not count against such share limit. The 2020 Plan provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of cash, stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation units and other stock or cash-based awards. The Plan shall terminate on the tenth anniversary of the date of adoption by the Board of Directors. Subject to certain restrictions, the Board of Directors may amend or terminate the Plan at any time and for any reason. An amendment of the Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, rules or regulations. On March 10, 2021, the stockholders of the Company approved the Plan. On September 15, 2023, our Board of Directors adopted the Silo Pharma, Inc. Amended and Restated 2020 Omnibus Equity Incentive Plan, which was approved by the Company’s stockholders on December, 2023. The Amended and Restated 2020 Omnibus Equity Incentive Plan (i) increases the number of shares of common stock that may be issued under such Plan by 300,000 shares and (ii) includes clawback provisions to comply with recent developments of applicable law.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, there were no transactions during our fiscal years ended December 31, 2023 and 2022 to which we were a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this registration statement. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees for services provided by Salberg & Company, P.A. for the years ended December 31, 2023 and 2022.

	2023	2022
Audit Fees	$64,000	$57,100
Audit Related Fees	–	24,800
Tax Fees	–	–
All Other Fees	–	–
Total	$64,000	$81,900

Audit Fees: Audit fees consist of fees billed for professional services performed by Salberg & Company, P.A. for the audit of our annual consolidated financial statements, and the review of interim consolidated financial statements.

Audit-Related Fees: Audit-related fees may consist of fees billed by our independent registered public accounting firm for audit-related consulting services related to registration statements. There were no such fees incurred by the Company in the fiscal year ended December 31, 2023 and 2022.

Tax Fees: Tax fees may consist of fees for professional services, including tax compliance. There were no such fees incurred by the Company in the fiscal years ended December 31, 2023 and 2022.

All Other Fees: There were no such fees incurred by the Company in the fiscal years ended December 31, 2023 and 2022.

Pre-Approval Policies and Procedures

In accordance with Sarbanes-Oxley, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2023 and 2022 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

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

	3.	Exhibits (including those incorporated by reference).

Exhibits	Description
2.1	Plan of Conversion dated December 19, 2023, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference
3.1	Articles of Incorporation of Silo Pharma, Inc., a Nevada corporation, filed as an Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
3.2	Bylaws of Silo Pharma, Inc., a Nevada corporation, filed as an Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
3.3	Articles of Conversion filed with the Nevada Secretary of State on December 19, 2023, filed as an Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
3.4	Certificate of Conversion filed with the Delaware Secretary of State on December 19, 2023, filed as an Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
4.1*	Description of the Registrant’s Securities.
10.1	Stock Purchase Agreement dated April 24, 2013 between Point Capital, Inc. and Alpha Capital Anstalt, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 30, 2013 and incorporated herein by reference.
10.2	Corrected Asset Purchase Agreement with Blind Faith Concepts Holdings, Inc. dated September 28, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 20, 2018 and incorporated herein by reference.
10.3	Form of Return to Treasury Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 20, 2018 and incorporated herein by reference.
10.4	Form of Securities Purchase Agreement, dated October 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.5	Form of convertible note agreement with Investors dated October 2019, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.6	Form of Warrant, dated October 2019, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2019 and incorporated herein by reference.
10.7	Form of Securities Purchase Agreement for the purchase of Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.8	Form of Warrant related to Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.9	Form of registration rights agreement related to Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.

10.10	Form of Exchange Agreement for Convertible Notes, dated as of April 15, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.11	Form of Exchange Agreement for Series B Preferred Stock, dated as of April 15, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.12	Form of Subscription Agreement, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.13	Form of Consulting Agreement, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.14	Form of Advisory Agreement, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.15+	Employment Agreement by and between the Company and Eric Weisblum, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.16	Form of Securities Purchase Agreement, dated as of April 28, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 28, 2020 and incorporated herein by reference.
10.17	Form of Registration Rights Agreement, dated as of April 28, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 28, 2020 and incorporated herein by reference.
10.18	Form of Lock-Up Agreement, dated as of April 28, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 28, 2020 and incorporated herein by reference.
10.19	Patent License Agreement by and among the Company and Silo Pharma, Inc., a Florida corporation and their affiliates and subsidiaries and AIkido Pharma Inc., filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 11, 2021 and incorporated herein by reference.
10.20	Sponsored Research Agreement by and between the Company and the University of Maryland, Baltimore, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 11, 2021 and incorporated herein by reference.
10.21+	Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 28, 2021 and incorporated herein by reference.
10.22+	First Amendment to Employment Agreement, dated January 18, 2021, by and between the Company and Eric Weisblum, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 28, 2021 and incorporated herein by reference.
10.23	Form of Securities Purchase Agreement, dated as of February 9, 2021, between Silo Pharma, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.24	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.25	Form of Registration Rights Agreement, dated as of February 9, 2021, between Silo Pharma, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.26	Form of Lock-Up Agreement, dated as of February 9, 2021 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.27	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on February 12, 2021)

10.28#	Master License Agreement, dated February 12, 2021, by and between the Company and the University of Maryland, Baltimore (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021)
10.29#	Letter of Intent, dated February 12, 2021, by and between the Company and Aikido Pharma, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2021)
10.30	Patent License Agreement by and among the Company and Silo Pharma, Inc., a Florida corporation and their affiliates and subsidiaries and Aikido Pharma Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021).
10.31	Sponsored Research Agreement by and between the Company and the University of Maryland, Baltimore (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021).
10.32	Underwriting Agreement by and between the Company and Laidlaw & Company (UK) Ltd., as representative of the several underwriters named therein, dated September 26, 2022. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 30, 2022.)
10.33	Representative’s Warrant, dated as of September 29, 2022. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 30, 2022.)
10.34	Ryweck Employment Agreement, dated September 28, 2022. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2022.)
10.35	Form of First Amendment to Sponsored Research Agreement by and between the Company and Columbia University. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report om Form 8-K filed with the SEC on October 18, 2022).
10.36	Employment Agreement by and between the Company and Eric Weisblum, dated October 12, 2022. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022).
10.37	First Amendment to Employment Agreement by and between the Company and Daniel Ryweck, dated October 12, 2022. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022).
10.38	Silo Pharma, Inc. Amended and Restated 2020 Omnibus Equity Incentive Plan, filed as Appendix A to the Company Definitive Proxy Statement on Schedule 14A filed with the SEC on October 23, 2023 and incorporated herein by reference.
21.1*	Subsidiaries
23.1*	Consent on Independent Registered Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Silo Pharma, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILO PHARMA, INC.

Date: March 25, 2024	By:	/s/ Eric Weisblum
Eric Weisblum
Chairman, Chief Executive Officer\
(Principal Executive Officer\)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weisblum	Chairman, Chief Executive Officer,	March 25, 2024
Eric Weisblum	President, and Director (Principal Executive Officer)

/s/ Daniel Ryweck	Chief Financial Officer,	March 25, 2024
Daniel Ryweck	(Principal Accounting and Financial Officer)

/s/ Wayne D. Linsley	Director	March 25, 2024
Wayne D. Linsley

/s/ Dr. Kevin Muñoz	Director	March 25, 2024
Dr. Kevin Muñoz

/s/ Jeff Pavell	Director	March 25, 2024
Jeff Pavell

SILO PHARMA, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Silo Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SILO Pharma, Inc. (the “Company”) as of December 31, 2023, and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

 /s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2019.

Boca Raton, Florida

March 25, 2024

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,524,308	$11,367,034
Short-term investments	4,140,880	-
Equity investments	-	3,118
Prepaid expenses and other current assets	15,970	135,894
Note receivable, including interest receivable of $9,600 and $6,010 at December 31, 2023 and 2022, respectively	-	66,010
Total Current Assets	7,681,158	11,572,056
Prepaid expenses and other assets - non-current	64,983	70,821
Total Assets	$7,746,141	$11,642,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$703,488	$364,216
Deferred revenue - current portion	72,102	72,102
Total Current Liabilities	775,590	436,318

LONG TERM LIABILITIES:
Deferred revenue - long-term portion	793,680	865,782

Total Long Term Liabilities	793,680	865,782

Total Liabilities	1,569,270	1,302,100

Commitment and Contingencies (see Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized: none designated as of December 31, 2023 Common stock, $0.0001 par value, 100,000,000 shares authorized; 3,159,096 and 3,158,797 shares issued and 2,906,241 and 3,158,797 shares outstanding at December 31, 2023 and 2022, respectively	316	316
Additional paid-in capital	17,525,714	17,511,589
Treasury stock, at cost (252,855 and 0 shares on December 31, 2023 and 2022, respectively)	(471,121)	-
Accumulated other comprehensive loss	(6,227)	-
Accumulated deficit	(10,871,811)	(7,171,128)
Total Stockholders’ Equity	6,176,871	10,340,777

Total Liabilities and Stockholders’ Equity	$7,746,141	$11,642,877

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2023	2022

LICENSE FEE REVENUE	$72,102	$72,102

COST OF REVENUES	5,838	5,838
GROSS PROFIT	66,264	66,264

OPERATING EXPENSES:
Compensation expense	871,625	577,651
Professional fees	1,726,061	1,496,687
Research and development	845,092	1,286,434
Insurance expense	89,007	125,889
Bad debt recovery	-	(20,000)
Selling, general and administrative expenses	390,071	227,259
Total operating expenses	3,921,856	3,693,920

LOSS FROM CONTINUING OPERATIONS	(3,855,592)	(3,627,656)

OTHER INCOME (EXPENSE):
Interest and dividend income, net	398,530	72,637
Other income from equity shares earned for lock up agreement	-	85,733
Interest expense	(4,869)	(2,199)
Net realized loss on equity investments	-	(104,700)
Penalty from early termination of CD	(166,034)	-
Net unrealized loss on equity investments	(3,118)	(331,203)
Total other income (expense)	224,509	(279,732)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(3,631,083)	(3,907,388)

Provision for income taxes	-	-

LOSS FROM CONTINUING OPERATIONS	(3,631,083)	(3,907,388)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	(69,600)	(1,163)

LOSS FROM DISCONTINUED OPERATIONS	(69,600)	(1,163)

NET LOSS	$(3,700,683)	$(3,908,551)

COMPREHENSIVE LOSS:
Net loss	$(3,700,683)	$(3,908,551)

Other comprehensive loss:
Unrealized loss on short-term investments	(6,227)	-

Comprehensive loss	$(3,706,910)	$(3,908,551)

NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(1.18)	$(1.71)
Discontinued operations - basic and diluted	$(0.02)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	3,079,874	2,284,240

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Series C				Additional			Accumulated Other		Total
	Preferred Stock		Common Stock		Paid In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Gain	Deficit	Equity

Balance, December 31, 2021	227	$-	1,972,739	$197	$12,324,646	-	$-	$-	$(3,262,577)	$9,062,266

Sales of common stock	-	-	1,150,000	115	4,940,833	-	-	-	-	4,940,948

Accretion of stock options expense to stock based compensation	-	-	-	-	111,014	-	-	-	-	111,014

Common shares issued for professional fees	-	-	20,000	2	135,098	-	-	-	-	135,100

Common stock issued for conversion of Series C preferred stock	(227)	-	15,167	2	(2)	-	-	-	-	-

Rounding of share due to reverse stock split	-	-	891	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	(3,908,551)	(3,908,551)

Balance, December 31, 2022	-	-	3,158,797	316	17,511,589	-	-	-	(7,171,128)	10,340,777

Accretion of stock options expense to stock based compensation	-	-	-	-	14,125	-	-	-	-	14,125

Purchase of treasury stock	-	-	-	-	-	252,855	(471,121)	-	-	(471,121)

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	-	-	(6,227)	-	(6,227)

Rounding of shares	-	-	299	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	(3,700,683)	(3,700,683)
Balance, December 31, 2023	-	$-	3,159,096	$316	$17,525,714	252,855	$(471,121)	$(6,227)	$(10,871,811)	$6,176,871

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,700,683)	$(3,908,551)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense - discontinued operations	69,600	-
Bad debt recovery	-	(20,000)
Stock-based compensation and professional fees	14,125	156,047
Amortization of prepaid stock-based professional fees	90,067	-
Net realized loss on equity investments	-	104,700
Net unrealized loss on equity investments	3,118	331,203
Equity shares earned for lock up agreement	-	(85,733)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	35,695	55,335
Interest receivable	(3,590)	(4,800)
Accounts payable and accrued expenses	339,272	(53,721)
Insurance payable	-	-
Deferred revenue	(72,102)	(72,102)
NET CASH USED IN OPERATING ACTIVITIES	(3,224,498)	(3,497,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(4,147,107)	66,707
Collection on note receivable	-	20,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4,147,107)	86,707

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	-	4,940,948
Purchase of treasury stock	(471,121)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(471,121)	4,940,948

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(7,842,726)	1,530,033

CASH AND CASH EQUIVALENTS - beginning of the year	11,367,034	9,837,001

CASH AND CASH EQUIVALENTS - end of the year	$3,524,308	$11,367,034

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,869	$2,199
Income taxes	$-	$25,159

Non-cash investing and financing activities:
Change in accumulated other comprehensive loss	$6,227	$-
Common stock issued for future services	$-	$135,100

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 1 – ORGANIZATION AND BUSINESS

Silo Pharma, Inc. (the “Company”) was incorporated in the State of New York on July 13, 2010, under the name Gold Swap, Inc. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware. On December 19, 2023, the Company changed its state of incorporation from the State of Delaware to the State of Nevada.

The Company is a developmental stage biopharmaceutical company focused on merging traditional therapeutics with psychedelic research. The Company seeks to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases, including the use of psychedelic drugs, such as psilocybin, and the potential benefits they may have in certain cases involving depression, mental health issues and neurological disorders. The Company is focused on merging traditional therapeutics with psychedelic research for people suffering from indications such as depression, post-traumatic stress disorder (“PTSD”), Alzheimer’s, Parkinson’s, and other rare neurological disorders. The Company’s mission is to identify assets to license and fund the research which the Company believes will be transformative to the well-being of patients and the health care industry. The Company was previously engaged in the development of a streetwear apparel brand, NFID (see below).

On May 21, 2019, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware to change its name from Point Capital, Inc. to Uppercut Brands, Inc. Thereafter, on September 24, 2020, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware to change its name from Uppercut Brands, Inc. to Silo Pharma, Inc.

On April 8, 2020, the Company incorporated a new wholly-owned subsidiary, Silo Pharma Inc., in the State of Florida. The Company has also secured the domain name www.silopharma.com. The Company had been exploring opportunities to expand the Company’s business by seeking to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases, including the use of psychedelic drugs, such as psilocybin, and the potential benefits they may have in certain cases involving depression, mental health issues and neurological disorders. In July 2020, through the Company’s newly formed subsidiary, the Company entered into a commercial evaluation license and option agreement with University of Maryland, Baltimore (“UMB”) (see Note 8) pursuant to which, among other things, UMB granted the Company an exclusive, option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license to certain technology. The option was extended and exercised on January 13, 2021. On February 12, 2021, the Company entered into a Master License Agreement with UMB (see Note 8). The Company plans to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand the Company’s business to focus on this new line of business.

On September 30, 2021, the Company entered into and closed on an Asset Purchase Agreement (the “Asset Purchase Agreement) with NFID, LLC, a Florida limited liability company (the “Buyer”), whereby the Buyer purchased from the Company certain assets, properties, and rights in connection with the Company’s NFID trademark name, logos, domain, and apparel clothing and accessories for a purchase price of $60,000 in the form of a promissory note amounting to $60,000. The promissory note bore 8% interest per annum and matured on October 1, 2023. On November 8, 2023 and effective on October 1, 2023, the Company and the Buyer entered into a First Amendment Promissory Note which increased the interest rate to 9% per annum and extended the maturity date to December 30, 2023 for no consideration. Accordingly, the results of operations of this component, for all periods presented, are separately reported as “discontinued operations” on the accompanying consolidated statements of operations and comprehensive loss (see Note 4). On December 30, 2023, the buyer defaulted on the promissory note (See Note 4).

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Liquidity

As reflected in the accompanying consolidated financial statements, the Company generated a net loss of $3,700,683 and used cash in operations of $3,224,498 during the year ended December 31, 2023. Additionally, the Company has an accumulated deficit of $10,871,811 on December 31, 2023. As of December 31, 2023, the Company had working capital of $6,905,568.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and liquid short-term investments to meet its obligations for a minimum of twelve months from the date of this filing.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the years ended December 31, 2023 and 2022 include the collectability of notes receivable, the percentage of completion of research and development projects, valuation of equity investments, valuation allowances for deferred tax assets, the fair value of warrants issued with debt, and the fair value of shares and stock options issued for services.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. On December 31, 2023 and 2022, the Company had cash in excess of FDIC limits of approximately $2,805,000 and $10,868,000, respectively. During the year ended December 31, 2023, the Company transferred funds to other high quality financial institutions to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits. In connection with the early termination of a certificate of deposit, in 2023, the Company paid a penalty of $166,034, which is reflected on the accompanying consolidated statement of operations and comprehensive loss during the year ended December 2023. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments.

Short-Term Investments

The Company’s portfolio of short-term investments consists of marketable debt securities which are comprised solely of highly rated U.S. government securities with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the consolidated balance sheet and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income and as a component of the consolidated statements of comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The Company recorded $6,227 of unrealized loss on short-term investments as a component of other comprehensive loss for the year ended December 31, 2023, respectively. The Company did not recognize any unrealized gains or losses on short-term investments during the year ended December 31, 2022.

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

Note Receivable

The Company recognizes an allowance for losses on notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current note receivable aging, and expected future write-offs, as well as an assessment of specific identifiable accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recorded as part of general and administrative expenses. As of December 31, 2023, the Company recognized an allowance for loss on the note receivable and accrued interest receivable in an amount equal to the estimated probable losses, and accordingly, the Company recorded bad debt expense of $69,600, which represents the note receivable principal balance of $60,000 and accrued interest receivable of $9,600, which is recorded in loss from discontinued operations on the accompanying consolidated statement of operations.

Prepaid Expenses

Prepaid expenses and other current assets of $15,970 and $135,894 on December 31, 2023 and 2022, respectively, consist primarily of costs paid for future services which will occur within a year. On December 31, 2023 and 2022, prepaid expenses and other assets – non-current amounted to $64,983 and $70,821, respectively, and consist primarily of costs paid for future services which will occur after a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, research and development, license fees, public relations and business advisory services, and legal fees which are being amortized over the terms of their respective agreements, which may exceed a year of service.

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

Cost of Revenues

The primary components of cost of revenues on license fees includes the cost of the license fees. Payments made to the licensor that are related to future periods are recorded as prepaid expense to be amortized over the term of the related license agreement (see Note 8).

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of December 31, 2023 and 2022 that would require either recognition or disclosure in the accompanying consolidated financial statements.

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the years ended December 31, 2023 and 2022, research and development costs were $845,092 and $1,286,434, respectively.

Leases

Leases are accounted for using ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of December 31, 2023 and 2022, the Company has no leases. The Company will analyze any lease to determine if it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASU 2016-02. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the years ended December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Stock options	28,849	28,849
Warrants	404,580	404,580
	433,429	433,429

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2023 and 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$4,140,880	$-	$-	$-	$-	$-
Equity investments	$-	$-	$-	$3,118	$-	$-

The Company’s short-term investments and equity investments are level 1 measurements and are based on redemption value at each date.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Short-Term Investments – Debt Securities, at Fair Value

The following table summarizes activity in the Company’s short-term investments, at fair value for the periods presented:

	December 31,	December 31,
	2023	2022
Balance, beginning of year	$-	$-
Additions	4,147,107	-
Unrealized losses	(6,227)	-
Balance, end of year	$4,140,880	$-

Equity Investments, at Fair Value

The following table summarizes activity in the Company’s equity investments, at fair value for the periods presented:

	December 31,	December 31,
	2023	2022
Balance, beginning of year	$3,118	$419,995
Additions	-	85,733
Sales at original cost	-	(171,407)
Unrealized loss	(3,118)	(331,203)
Balance, end of year	$-	$3,118

On December 31, 2023 and 2022, equity instruments, at fair value consisted of 1,559 shares of common equity securities of one entity, Home Bistro, Inc.

During the year ended December 31, 2022, the Company received 1,559 shares of Home Bistro, Inc. common stock with grant date fair value of $85,733, or $54.99 per share, in exchange for entering into a lock up and leak out agreement which was recorded as other income from equity shares earned for services in the accompanying consolidated statement of operations and comprehensive loss. The Company measures equity securities received for services at fair value on the date of receipt.

During the year ended December 31, 2022, the Company sold its equity investments in Aikido Pharma, Inc. with cost of $171,407 for gross proceeds of $66,707 and the Company recorded a net realized loss on equity investments amounting to $104,700 as reflected in the accompanying consolidated statement of operations.

Equity investments are carried at fair value with unrealized gains or losses which are recorded as net unrealized gain (loss) on equity investments in the accompanying consolidated statement of operations and comprehensive loss. Realized gains and losses are determined on a specific identification basis which is recorded as net realized gain (loss) on equity investments in the consolidated statement of operations and comprehensive loss. The Company reviews equity investments, at fair value, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 4 – DISPOSAL OF THE DISCONTINUED OPERATIONS OF THE NFID BUSINESS

On September 30, 2021, the Company entered into and closed on an Asset Purchase Agreement (see Note 1) with NFID, LLC, an unrelated party, a Florida limited liability company, whereby the Company sold certain assets, properties, and rights in connection with its NFID trademark name, logos, domain, and apparel clothing and accessories for a purchase price of $60,000 in the form of a promissory note amounting to $60,000. The promissory note bore 8% interest per annum and matured on October 1, 2023. On November 8, 2023 and effective on October 1, 2023, the Company and the Buyer entered into a First Amendment Promissory Note which increased the interest rate to 9% per annum and extended the maturity date to December 30, 2023 for no consideration. As of December 31, 2023, the Company recognized an allowance for loss on the note receivable and accrued interest receivable in an amount equal to the estimated probable losses, and accordingly, the Company recorded bad debt expense of $69,600, which represents the note receivable principal balance of $60,000 and accrued interest receivable of $9,600, which is recorded in loss from discontinued operations on the accompanying consolidated statement of operations. As of December 31, 2022, the note receivable had a principal balance of $60,000 and accrued interest receivable of $6,010 for a total outstanding receivable balance of $66,010 (see Note 5).

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

The summarized operating result of discontinued operations of the NFID Business included in the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022 is as follows:

	For the Year
	Ended December 31,
	2023	2022
Product sales, net	$-	$-
Cost of sales	-	1,079
Gross loss	-	(1,079)
Total operating and other non-operating expenses	(69,600)	(84)
Loss from discontinued operations	$(69,600)	$(1,163)

NOTE 5 – NOTE RECEIVABLE

On December 31, 2023 and 2022, note receivable consisted of the following:

	December 31,	December 31,
	2023	2022
Principal amount of note receivable	$60,000	$60,000
Accrued interest receivable	9,600	6,010
Subtotal	69,600	66,010
Less: allowance for doubtful accounts	(69,600)	-
Note receivable – current	-	66,010

On September 30, 2021, the Company executed a note receivable agreement with NFID, LLC in connection with an Asset Purchase Agreement (see Note 4). The promissory note bore 8% interest per annum and matured on October 1, 2023. On November 8, 2023 and effective on October 1, 2023, the Company and the Buyer entered into a First Amendment Promissory Note which increased the interest rate to 9% per annum and extended the maturity date to December 30, 2023 for no consideration. The outstanding principal and accrued interest shall be due and payable on maturity. As of December 31, 2023, the Company recognized an allowance for loss on the note receivable and accrued interest receivable in an amount equal to the estimated probable losses, and accordingly, the Company recorded bad debt expense of $69,600, which represents the note receivable principal balance of $60,000 and accrued interest receivable of $9,600, which is recorded in loss from discontinued operations on the accompanying consolidated statement of operations. As of December 31, 2022, this note receivable had outstanding principal receivable of $60,000 and accrued interest receivable of $6,010 for a total receivable balance of $66,010 which is reflected in the accompanying consolidated balance sheet as note receivable – current.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 6 – STOCKHOLDERS’ EQUITY

Shares Authorized

On December 4, 2023, stockholders of the Company approved a decrease to the number of authorized shares of the Company’s common stock from 500,000,000 shares to 100,000,000 shares. On December 4, 2023, the Company filed a Certificate of Amendment (the “Amendment”) to its Certificate of Incorporation with the Delaware Secretary of State to decrease its authorized shares of common stock from 500,000,000 shares to 100,000,000 shares. On December 19, 2023, the Company reincorporated as a Nevada corporation and filed Articles of Incorporation with the Nevada Secretary of State on such date. The Company has 105,000,000 shares authorized which consist of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Series C Convertible Preferred Stock

On February 9, 2021, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Certificate of Designations”) with the Delaware Secretary of State, designating 4,280 shares of preferred stock as Series C Convertible preferred stock. The Company had designated 4,280 shares of preferred stock as Series C Convertible preferred stock. Each share of Series C Convertible Preferred Stock had a par value of $0.0001 per share and a stated value of $1,000 (the “Series C Stated Value”). Each share of Series C Convertible preferred stock was convertible, at any time and from time to time after the issuance date, at the option of the holder, into such number of shares of common stock determined by dividing the Series C Stated Value by the Series C Conversion Price. “Series C Conversion Price” means $15.00, subject to adjustment in the event of stock split, stock dividends, subsequent right offerings and similar recapitalization transactions. Notwithstanding anything herein to the contrary, after the date that the Company’s stockholder approval is obtained and deemed effective, the Company may deliver a written notice to all holders (the “Forced Conversion Notice Date”) to cause each holder to convert all or part of such holder’s Series C Convertible preferred stock pursuant to Section 6 (“Forced Conversion”), it being agreed that the “Conversion Date” shall be deemed to occur no later than the earlier of (i) two (2) trading days and (ii) the number of trading days comprising the standard settlement period following the Forced Conversion Notice Date; provided, however, a holder shall only be required to convert pursuant to a Forced Conversion to the extent that such conversion would not cause a holder to exceed its beneficial ownership limitation. On March 31, 2022, the Company notified holders of the remaining 227 shares of its Series C Convertible preferred stock of its election to force the conversion to its Series C Convertible preferred stock into shares of the Company’s common stock (see below). As of December 31, 2022, there were no shares of the Series preferred stock issued and outstanding. On December 19, 2023, the Company changed its state of incorporation from the State of Delaware to the State of Nevada and since there were no shares of Series C Convertible Stock outstanding at the time or the reincorporation the Company did not designate Series C Convertible Stock in Nevada and it was deemed cancelled.

Conversion of Series C Convertible Preferred Stock into Common Stock

On March 31, 2022, the Company notified holders of the remaining 227 shares of its Series C Convertible preferred stock of its election to force the conversion to its Series C Convertible preferred stock into shares of the Company’s common stock pursuant to the Certificate of Designations unless such conversion would cause the holder to exceed its beneficial ownership limitation pursuant to the Certificate of Designations. On March 31, 2022, the Company converted the remaining 227 Series C Convertible preferred stock into 15,167 shares of common stock.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Common Stock Issued for Services

On August 29, 2022, the Company entered into a one-year consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 20,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $135,100, or $6.755 per common share, based on contemporaneous common share sales by the Company. In connection with this consulting agreement, during the years ended December 31, 2023 and 2022, the Company recorded stock-based professional fees of $90,067 and $45,033, respectively. which was amortized into stock-based professional fees over the term of the agreement.

Stock Repurchase Plan

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1.0 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2023. On January 9, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024. Through December 31, 2023, the Company purchased 252,855 shares of common stock for a cost of $471,121, which is reflected in treasury stock on the accompanying consolidated balance sheet.

Stock Options

On January 18, 2021, the Company’s board of directors (“Board”) approved the Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) to incentivize employees, officers, directors and consultants of the Company and its affiliates. 170,000 shares of common stock are reserved and available for issuance under the 2020 Plan, provided that certain exempt awards (as defined in the 2020 Plan), shall not count against such share limit. The 2020 Plan provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of cash, stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation units and other stock or cash-based awards. The 2020 Plan shall terminate on the tenth anniversary of the date of adoption by the Board. Subject to certain restrictions, the Board may amend or terminate the Plan at any time and for any reason. An amendment of the 2020 Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, rules or regulations. On March 10, 2021, the 2020 Plan was approved by the stockholders. On September 15, 2023, our Board of Directors adopted the Silo Pharma, Inc. Amended and Restated 2020 Omnibus Equity Incentive Plan which was approved by the Company’s stockholders on December 4, 2023. The Amended and Restated Omnibus Equity Incentive Plan (i) increases the number of shares of common stock that may be issued under such plan by 300,000 shares to 470,000 shares and (ii) includes clawback provisions to comply with recent developments of applicable law.

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

During the years ended December 31, 2023 and 2022, the Company amortized $14,125 and $111,014 of the deferred compensation which was recorded as compensation expenses in the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2023, there was no remaining deferred compensation related to these issuances. As of December 31, 2022, the deferred compensation related to these issuances had a balance of $14,125.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Stock option activities for the years ended December 31, 2023 and 2022 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2021	12,849	$3.89	2.54	$42,870
Granted	16,000	10.0	-	-
Balance Outstanding, December 31, 2022	28,849	7.28	6.31	20,130
Granted	-	-	-	-
Balance Outstanding, December 31, 2023	28,849	$7.28	5.31	$8,610
Exercisable, December 31, 2023	28,849	$7.28	5.31	$8,610

Stock Warrants

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

Warrant activities for the years ended December 31, 2023 and 2022 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2021	347,080	$15.5	4.1	$-
Granted	57,500	6.25	5.0	-
Balance Outstanding, December 31, 2022	404,580	14.05	3.3	-
Granted	-	-	-	-
Balance Outstanding, December 31, 2023	404,580	$14.05	2.3	$-
Exercisable, December 31, 2023	404,580	$14.05	2.3	$-

NOTE 7 – CONCENTRATIONS

Customer concentration

For the years ended December 31, 2023 and 2022, one licensee accounted for 100% total revenues from customer license fees.

Vendor concentrations

For the years ended December 31, 2023 and 2022, one licensor accounted for 100% of the Company’s vendor license agreements (see below) related to the Company’s biopharmaceutical operations.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Eric Weisblum

On April 17, 2020, the Company entered into an employment agreement (“Employment Agreement”) with Eric Weisblum to serve as Chief Executive Officer and Chief Financial Officer of the Company. The term of the Employment Agreement continued for a period of one year from the date of execution date thereof and automatically renewed for successive one-year periods at the end of each term until either party delivers written notice of their intent not to renew at least six months prior to the expiration of the then effective term. The Employment Agreement provided for a base salary of $120,000 and 152,619 vested shares of the Company’s common stock in April 2020. On January 18, 2021, the Company and Mr. Weisblum entered into the first amendment (the “Amendment”) to the Employment Agreement, effective as of January 1, 2021. Pursuant to the Amendment Mr. Weisblum’s base salary was increased from $120,000 per year to $180,000 per year and all the terms and provisions of the Employment Agreement remained in full force and effect.

On October 12, 2022, the Company entered into a new employment agreement with Eric Weisblum (the “2022 Weisblum Employment Agreement”) pursuant to which Mr. Weisblum’s (i) base salary will be $350,000 per year, (ii) Mr. Weisblum was paid a one-time signing bonus of $100,000, and (iii) Mr. Weisblum shall be entitled to receive an annual bonus of up to $350,000, subject to the sole discretion of the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), and upon the achievement of additional criteria established by the Compensation Committee from time to time (the “Annual Bonus”). In addition, pursuant to the 2022 Weisblum Employment Agreement, upon termination of Mr. Weisblum’s employment for death or Total Disability (as defined in the 2022 Weisblum Employment Agreement), in addition to any accrued but unpaid compensation and vacation pay through the date of his termination and any other benefits accrued to him under any Benefit Plans (as defined in the 2022 Weisblum Employment Agreement) outstanding at such time and the reimbursement of documented, unreimbursed expenses incurred prior to such termination date (collectively, the “Weisblum Payments”), Mr. Weisblum shall also be entitled to the following severance benefits: (i) 24 months of his then base salary; (ii) if Mr. Weisblum elects continuation coverage for group health coverage pursuant to COBRA Rights (as defined in the 2022 Weisblum Employment Agreement), then for a period of 24 months following Mr. Weisblum’s termination he will be obligated to pay only the portion of the full COBRA Rights cost of the coverage equal to an active employee’s share of premiums (if any) for coverage for the respective plan year; and (iii) payment on a pro-rated basis of any Annual Bonus or other payments earned in connection with any bonus plan to which Mr. Weisblum was a participant as of the date of his termination (together with the Weisblum Payments, the “Weisblum Severance”). Furthermore, pursuant to the 2022 Weisblum Employment Agreement, upon Mr. Weisblum’s termination (i) at his option (A) upon 90 days prior written notice to the Company or (B) for Good Reason (as defined in the 2022 Weisblum Employment Agreement), (ii) termination by the Company without Cause (as defined in the 2022 Weisblum Employment Agreement) or (iii) termination of Mr. Weisblum’s employment within 40 days of the consummation of a Change in Control Transaction (as defined in the Weisblum Employment Agreement), Mr. Weisblum shall receive the Weisblum Severance; provided, however, Mr. Weisblum shall be entitled to a pro-rated Annual Bonus of at least $200,000. In addition, any equity grants issued to Mr. Weisblum shall immediately vest upon termination of Mr. Weisblum’s employment by him for Good Reason or by the Company at its option upon 90 days prior written notice to Mr. Weisblum, without Cause. In September 2023 and October 2022, the Company paid a bonus of $200,000 and $100,000 to Mr. Weisblum, respectively.

Daniel Ryweck

On September 27, 2022, the Board appointed Daniel Ryweck as Chief Financial Officer of the Company. On September 28, 2022, the Company entered into an employment agreement (the “Ryweck Employment Agreement”) with Mr. Ryweck. Pursuant to the terms of the Ryweck Employment Agreement, which was amended on October 12, 2022, Mr. Ryweck will (i) receive a base salary at an annual rate of $60,000 (the “Base Compensation”) payable in equal monthly installments, and (ii) be eligible to receive an annual discretionary bonus. The term of Mr. Ryweck’s engagement under the Ryweck Employment Agreement commenced on September 28, 2022 and continues until September 28, 2023, unless earlier terminated in accordance with the terms of the Ryweck Employment Agreement. The term of Mr. Ryweck’s Employment Agreement is automatically renewed for successive one-year periods until terminated by Mr. Ryweck or the Company.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Dr. James Kuo

On January 27, 2022, the Company and Dr. James Kuo entered into an employment agreement (“Kuo Employment Agreement”) for Dr. Kuo to serve as the Vice President of Research & Development. The Kuo Employment Agreement shall be effective as of the date of the agreement and shall automatically renew for a period of one year at every anniversary of the effective date, with the same terms and conditions, unless either party provides written notice of its intention not to extend the term of the Kuo Employment Agreement at least thirty days prior to the applicable renewal date. Dr. Kuo shall be paid an annual base salary of $30,000. For each twelve-month period of his employment, Dr. Kuo shall be entitled to a bonus whereby amount and terms shall be in the sole and absolute discretion of the Board of Directors (“Board”) and shall be payable at the Company’s sole option in stock or in cash. In addition, an aggregate of 16,000 incentive stock options were granted under the 2020 Plan to Dr. Kou, exercisable at $10.00 per share and expires on January 31, 2032. The stock options vest as follows: (i) 6,000 stock options upon issuance; (ii) 5,000 vests on October 31, 2022 and; (iii) 5,000 vests on October 31, 2023. The 16,000 stock options had a fair value of $94,915 which valued at grant date using Binomial Lattice option pricing model with the following assumptions: risk-free interest rate of 1.18%, expected dividend yield of 0%, expected term of 2 years using the simplified method and expected volatility of 117% based on calculated volatility. The Company recorded the fair value of the stock options, in the amount of $94,915, as deferred compensation which is being amortized over the vesting period. During the years ended December 31, 2023 and 2022, the Company amortized $14,125 and $80,790 of the deferred compensation which was recorded as compensation expenses in the consolidated statement of operations and comprehensive loss, respectively. As of December 31, 2023 and 2022, the deferred compensation had a balance of $0 and $14,125, respectively (see Note 6).

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

University of Maryland, Baltimore - License Agreement for Development and Use of Joint-Homing Peptides

Commercial Evaluation License and Option Agreement with the University of Maryland, Baltimore

Effective as of February 26, 2021, the Company, through its wholly-subsidiary, Silo Pharma, Inc., and University of Maryland, Baltimore (“UMB”) (collectively as “Parties”), entered into a commercial evaluation license and option agreement (“License Agreement”), which granted the Company an exclusive, non-sublicensable, non-transferable license with respect to the exploration of the potential use of joint-homing peptides for use in the investigation and treatment of arthritogenic processes. The License Agreement also granted the Company an exclusive option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license (“Exclusive Option”) with respect to the subject technology. On July 6, 2021, the Company entered into a First Amendment Agreement (“First Amendment”) with UMB to extend the term of the original License Agreement by an additional six months such that the First Amendment was effective until February 25, 2022. On January 28, 2022, the Parties entered into a second amendment to the commercial evaluation and license agreement dated February 26, 2021 (“Second Amendment”) to extend the term of the original license agreement until December 31, 2022. On June 22, 2022, the Parties entered into a third amendment to the commercial evaluation and license agreement dated February 26, 2021 (“Third Amendment”). The Third Amendment expanded the scope of the license granted in the License Agreement to add additional patent rights with respect to an invention generally known as Peptide-Targeted Liposomal Delivery for Treatment Diagnosis, and Imaging of Diseases and Disorders. In consideration of the licenses granted under this Third Amendment, the Company agreed to pay a one-time, non-refundable fee of $2,500 which was recorded as research and development expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2022. On December 16, 2022, the Company and UMB entered into a fourth amendment to License Agreement (the “Fourth Amendment”) to extend the term of the License Agreement until March 31, 2023. In addition, the parties agreed in the Fourth Amendment to allow the Company to extend the term of the License Agreement to June 30, 2023 by paying UMB a fee of $1,000 on or before February 28, 2023. This fee was paid and the term of the License Agreement was extended to June 30, 2023. In February 2023, upon payment of the extension fee of $1,000, the Company recorded license fees of $1,000 which are included in research and development expenses on the accompanying consolidated statement of operations and comprehensive loss. On June 28, 2023, the Company and UMB entered into a fifth amendment to License Agreement (the “Fifth Amendment”) to extend the term of the License Agreement until September 30, 2023. The Company may at its option extend this Agreement until December 31, 2023, by providing written notice to University on or before August 31, 2023, and by paying an additional license fee of $2,500. This fee was paid and the term of the License Agreement was extended to December 31, 2023. In August 2023, upon payment of the extension fee of $2,500, the Company recorded license fees of $2,500 which are included in research and development expense on the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2023, the Company decided not to extend this License Agreement and will not continue to pursue this license.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments (see below for payment terms), (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. The Company paid to UMB a license fee of $75,000, payable as follows: (a) $25,000 was due and paid within 30 days following the effective date; and (b) $50,000 on or before the first anniversary of the effective date, which was paid in February 2022. The license fee is non-refundable and is not creditable against any other fee, royalty or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The Company paid $25,000 license fee on February 17, 2021 and $50,000 in February 2022 which was recorded as prepaid expense and is being amortized over the 15-year term. During the years ended December 31, 2023 and 2022, the Company recognized license fees of $5,000 and $5,000, respectively, from the amortization of prepaid license fees, which is included in costs of revenues on the accompanying consolidated statements of operations. On December 31, 2023, prepaid expense and other current assets – current amounted to $5,000 and prepaid expense – non-current amounted to $55,625. On December 31, 2022, prepaid expense and other current assets – current amounted to $5,000 and prepaid expense – non-current amounted to $60,625 as reflected in the consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

On November 10, 2023, the Company entered into a Third Amendment to Master License Agreement (the “Third Amendment”) with UMB, pursuant to which the parties agreed to an amended and restated schedule of diligence milestones for the Master License Agreement.

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below - Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. During the years ended December 31, 2023 and 2022, the Company recognized license fees of $838 and $838, respectively, from the amortization of the sublicense fee. On December 31, 2023, prepaid expense and other current assets – current amounted to $838 and prepaid expenses – non-current amounted to $9,358. On December 31, 2022, prepaid expense and other current assets – current amounted to $838 and prepaid expenses – non-current amounted to $10,196 as reflected in the consolidated balance sheets.

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

DECEMBER 31, 2023 AND 2022

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

During the years ended December 31, 2023 and 2022, the Company recognized license fee revenues of $68,750 and $68,750, respectively. On December 31, 2023, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $756,250. On December 31, 2022, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $825,000 as reflected in the consolidated balance sheets.

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

Pursuant to the Sublicense Agreement, Aikido agreed to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. During the years ended December 31, 2023 and 2022, the Company recognized revenue of $3,352 and $3,352, respectively. On December 31, 2023, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $37,430, and on December 31, 2022, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $40,782 as reflected in the consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Sponsored Research Agreement with The Regents of the University of California

On June 1, 2021 (the “Effective Date”), the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. Pursuant to the Agreement, the Company shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement was effective for a period of two years from the Effective Date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. During the years ended December 31, 2022 and 2021, pursuant to the Sponsored Research Agreement, the Company paid to UCSF $181,710 and $100,570, respectively, which were recorded to prepaid expense and other current assets – current to be amortized over the two-year period. During the year ended December 31, 2023, the Company paid the remaining amount due of $60,570. During the years ended December 31, 2023 and 2022, the Company recorded research and development expenses of $71,427 and $178,568, respectively, from the amortization of the prepaid research and development fees. On December 31, 2023 and 2022, prepaid research and development fees amounted to $0 and $10,857, respectively which is reflected in prepaid expenses and other current assets – current on the accompanying consolidated balance sheets.

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

DECEMBER 31, 2023 AND 2022

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

	Payment
1	$92,095	Paid upon execution of the July 2021 Sponsored Research Agreement
2	$92,095	Paid six months after the start of project work as outlined in the July 2021 Sponsored Research Agreement
3	$92,095	Upon completion of the project work as outlined in the July 2021 Sponsored Research Agreement

The Company paid the first payment of $92,095 on September 1, 2021 and on August 31, 2022, the Company paid the second payment of $92,095. These payments were recorded to prepaid expense and other current assets – current to be amortized into research and development expense during the years ended December 31, 2022 and 2021. During the years ended December 31, 2023 and 2022, the Company recorded research and development expenses of $0 and $187,090, respectively, from the amortization of these prepaid research and development fees and other expenses. On December 31, 2023 and 2022, the Company owed UMB $92,095 which was included in accounts payable on the accompanying consolidated balance sheets.

Sponsored Research Agreement with Columbia University

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University pursuant to which the Company has been granted an option to license certain assets currently under development, including assets related to the potential treatment of patients suffering from Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the date of the exercise of the option. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to post-traumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. The Company paid the first payment of $430,825 in November 2021 and the second payment of $430,825 in July 2022, which were recorded to prepaid expense and other current assets – current to be amortized over the estimated project timeline of twelve months. On October 13, 2022, the Company entered into an amendment to the Columbia Agreement (the “Columbia Amendment”), pursuant to which the parties agreed to extend the payment schedule, whereby the third payment of $430,825 was due in March 2023. In August 2023, the Company paid $100,000 of this balance and $330,825 of such payment remains unpaid as of December 31, 2023, which is included in accounts payable on the accompanying consolidated balance sheet. The remaining payment of $143,607 is due upon completion. As of December 31, 2022, accrued expenses related to this sponsored research agreement was $143,607.

During the years ended December 31, 2023 and 2022, the Company recorded research and development expense of $287,218 and $646,236, respectively, from the amortization of the prepaid research and development fees. As of December 31, 2023, the Company estimates that this research project is approximately 90% complete.

Research Agreement with Reprocell

On October 25, 2022, (the “Effective Date”), the Company entered into a research agreement (the “Reprocell Research Agreement”) with Reprocell Europe Ltd. (“Reprocell”) pursuant to which Reprocell shall conduct a study to assess the binding of a peptide on healthy and rheumatoid arthritis synovial tissue. Pursuant to the Reprocell Research Agreement, the Company shall pay Reprocell a total fee of $41,306 to conduct the research over a three-month period. During the year ended December 31, 2022, pursuant to the Reprocell Research Agreement, the Company paid to Reprocell $21,172 which was recorded as prepaid expense and other current assets – current to be amortized over the three-month period. During the year ended December 31, 2023 and 2022, the Company recorded research and development expense of $19,835 and $33,252 from the amortization of the prepaid research and development fees and the payment pf other fees. As of December 31, 2023 and 2022, accounts payable and accrued expenses related to this research agreement were $5,891 and $20,134, respectively.

Research Agreements with Upperton Pharma Solutions

On October 16, 2023, (the “Effective Date”), the Company entered into research agreements (the “Upperton Research Agreements”) with Upperton Pharma Solutions (“Upperton”) pursuant to which Upperton shall conduct a study to support the development and feasibility of Prucalopride nasal solutions. Pursuant to the Upperton Research Agreements, the Company shall pay Upperton an aggregate total fee of 242,932 British Pound (GBP) (approximately $261,462) to conduct the research, which will expensed over the research period. During the year ended December 31, 2023, pursuant to the Upperton Research Agreements, the Company paid Upperton $177,903. During the year ended December 31, 2023, the Company recorded research and development expense of $212,428 from the amortization of the prepaid research and development fees. As of December 31, 2023, accounts payable and accrued expenses related to this research agreement were $34,525.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Research Agreement with AmplifyBio

On October 16, 2023, (the “Effective Date”), the Company entered into a research agreement (the “AmplifyBio Research Agreement”) with AmplifyBio, LLC. (“AmplifyBio”) pursuant to which AmplifyBio shall conduct a study in rates to investigate intranasal administration of a novel drug product. Pursuant to the AmplifyBio Research Agreement, the Company shall pay AmplifyBio a total fee of $229,000 to conduct the research. During the year ended December 31, 2023, pursuant to the AmplifyBio Research Agreement, the Company paid AmplifyBio $182,980 which was recorded as prepaid expense and other current assets – current to be amortized over the research period. During the year ended December 31, 2023, the Company recorded research and development expense of $182,980 from the amortization of the prepaid research and development fees. As of December 31, 2023, accounts payable and accrued expenses related to this research agreement were $0.

During the years ended December 31, 2023 and 2022, the Company entered into other research and development agreements. In connection with such agreements, the Company recorded research and development expenses of $71,204 and $241,288, respectively.

On December 31, 2023, future amounts due under sponsored study and research agreements between the Company and vendors is as follows:

Year ended December 31,	Amount
2024	$725,244
Total	$725,244

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

Pursuant to the terms of the JV Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the JV Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of December 31, 2023 and 2022 and as of the current date of this report, the joint venture entity has not been formed yet.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Amended Service Agreement

On September 10, 2021 (“Effective Date”), the Company entered into an Amendment Agreement (“Amended Service Agreement”) to a certain service agreement dated on September 8, 2020 with the University of Texas (“University”) at Austin whereby the University will provide advisory service and assist the Company on identifying license and sponsored research opportunities for the Company. The Company shall pay the University $5,000 per quarter starting on the Effective Date. Any cost incurred will be reimbursed only after prior written consent by the Company. The term of the Amended Service Agreement is for 36 months unless earlier terminated by either party upon giving a written notice as defined in the agreement. During the years ended December 31, 2023 and 2022, the Company paid $25,000 and $25,000, respectively, related to this agreement which in included in professional fees on the accompanying consolidated statements of operations.

NOTE 9 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on December 31, 2023 and 2022 consist of net operating loss carry-forwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. As of December 31, 2023 and 2022, the Company had not recorded a liability for any unrecognized tax positions.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Income tax benefit at U.S. statutory rate	$(777,143)	$(820,796)
Income tax benefit – state	(240,544)	(254,056)
Permanent differences	29,510	133,994
Change in valuation allowance	988,177	940,858
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
Deferred Tax Asset:
Net operating loss carryforward	$2,538,565	$1,550,388
Total deferred tax asset before valuation allowance	2,538,565	1,550,388
Valuation allowance	(2,538,565)	(1,550,388)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $9,231,000 on December 31, 2023. Future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The net operating loss carry forwards may be available to reduce future years’ taxable income. Net loss carryforwards in the amount of $9,231,000 from 2018 onwards can be carried over indefinitely, subject to annual usage limits. Management believes that it appears more likely than not that the Company will not realize these tax benefits due to the Company’s continuing losses for income taxes purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit related to the U.S. net operating loss carry forwards to reduce the asset to zero. Management will review this valuation allowance periodically and will make adjustments as necessary. In 2023, the valuation allowance increased by $988,177.

NOTE 10 – SUBSEQUENT EVENTS

Stock Repurchase Plan

On January 9, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024. From January 1, 2024 to March 23, 2024, the Company purchased 62,607 shares of common stock for a cost of $95,682.