Form 10-Q
period 2024-03-31
Silo Pharma, Inc.
filed 2024-05-13
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Number of shares of common stock, par value $0.0001 per share, outstanding as of May 13, 2024 was: 2,803,386 (355,710 shares held in treasury).

SILO PHARMA, INC. AND SUBSIDIARY
FORM 10-Q
MARCH 31, 2024

-i-

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Quarterly Report on Form 10-Q. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

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

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake any obligation to update or release any revisions to these forward-looking statements to reflect any events or circumstances, whether as a result of new information, future events, changes in assumptions or otherwise, after the date hereof. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,668,273	$3,524,308
Short-term investments	4,075,849	4,140,880
Prepaid expenses and other current assets	133,764	15,970

Total Current Assets	6,877,886	7,681,158

Prepaid expenses and other assets - non-current	63,523	64,983

Total Assets	$6,941,409	$7,746,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$801,570	$703,488
Deferred revenue - current portion	72,102	72,102

Total Current Liabilities	873,672	775,590

LONG TERM LIABILITIES:
Deferred revenue - long-term portion	775,654	793,680

Total Long Term Liabilities	775,654	793,680

Total Liabilities	1,649,326	1,569,270

Commitment and Contingencies (see Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized: none designated as of March 31, 2024 and December 31, 2023
Common stock, $0.0001 par value, 100,000,000 shares authorized; 3,159,096 and 3,159,096 shares issued and 2,833,451 and 2,906,241 shares outstanding at March 31, 2024 and December 31, 2023, respectively	316	316
Additional paid-in capital	17,525,714	17,525,714
Treasury stock, at cost (325,645 and 252,855 shares on March 31, 2024 and December 31, 2023, respectively)	(586,573)	(471,121)
Accumulated other comprehensive income (loss)	26,104	(6,227)
Accumulated deficit	(11,673,478)	(10,871,811)

Total Stockholders’ Equity	5,292,083	6,176,871

Total Liabilities and Stockholders’ Equity	$6,941,409	$7,746,141

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

LICENSE FEE REVENUE	$18,026	$18,026

COST OF REVENUES	1,460	1,460

GROSS PROFIT	16,566	16,566

OPERATING EXPENSES:
Compensation expense	173,346	162,257
Professional fees	318,427	365,270
Research and development	318,240	202,913
Insurance expense	21,704	24,645
Selling, general and administrative expenses	64,362	64,966

Total operating expenses	896,079	820,051

LOSS FROM OPERATIONS	(879,513)	(803,485)

OTHER INCOME (EXPENSE):
Interest and dividend income, net	88,177	64,388
Interest expense	(1,870)	(1,655)
Net realized gain on short-term investments	234	-
Penalty from early termination of certificate of deposit	-	(166,034)
Net unrealized gain on equity investments	-	390
Foreign currency transaction loss	(8,695)	-

Total other income (expense)	77,846	(102,911)

LOSS BEFORE PROVISION FOR INCOME TAXES	(801,667)	(906,396)

Provision for income taxes	-	-

NET LOSS	$(801,667)	$(906,396)

COMPREHENSIVE LOSS:
Net loss	$(801,667)	$(906,396)

Other comprehensive income (loss):
Unrealized gain on short-term investments	32,331	5,239

Total comprehensive loss	$(769,336)	$(901,157)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.28)	$(0.29)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	2,866,934	3,158,797

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

			Additional			Accumulated Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity

Balance, December 31, 2023	3,159,096	$316	$17,525,714	252,855	$(471,121)	$(6,227)	$(10,871,811)	$6,176,871

Purchase of treasury stock	-	-	-	72,790	(115,452)	-	-	(115,452)

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	32,331	-	32,331

Net loss	-	-	-	-	-	-	(801,667)	(801,667)

Balance, March 31, 2024	3,159,096	$316	$17,525,714	325,645	$(586,573)	$26,104	$(11,673,478)	$5,292,083

			Additional			Accumulated Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance, December 31, 2022	3,158,797	$316	$17,511,589	-	$-	$-	$(7,171,128)	$10,340,777

Accretion of stock options expense to stock based compensation	-	-	4,237	-	-	-	-	4,237

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	5,239	-	5,239

Net loss	-	-	-	-	-	-	(906,396)	(906,396)

Balance, March 31, 2023	3,158,797	$316	$17,515,826	-	$-	$5,239	$(8,077,524)	$9,443,857

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(801,667)	$(906,396)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation and professional fees	-	4,237
Amortization of prepaid stock-based professional fees	-	33,775
Net realized gain on short-term investments	(234)	-
Net unrealized gain on equity investments	-	(390)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(116,334)	(100,769)
Interest receivable	-	(1,183)
Accounts payable and accrued expenses	98,082	296,064
Deferred revenue	(18,026)	(18,026)

NET CASH USED IN OPERATING ACTIVITIES	(838,179)	(692,688)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	150,389	-
Purchase of short-term investments	(52,793)	(6,008,339)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	97,596	(6,008,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(115,452)	-

NET CASH USED IN FINANCING ACTIVITIES	(115,452)	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(856,035)	(6,701,027)

CASH AND CASH EQUIVALENTS - beginning of the period	3,524,308	11,367,034

CASH AND CASH EQUIVALENTS - end of the period	$2,668,273	$4,666,007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,870	$167,689
Income taxes	$-	$-

Non-cash investing and financing activities:
Change in accumulated other comprehensive income	$32,331	$5,239

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

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

On April 8, 2020, the Company incorporated a new wholly-owned subsidiary, Silo Pharma Inc., in the State of Florida. The Company has also secured the domain name www.silopharma.com. The Company had been exploring opportunities to expand the Company’s business by seeking to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases, including the use of psychedelic drugs, such as psilocybin, and the potential benefits they may have in certain cases involving depression, mental health issues and neurological disorders. In July 2020, through the Company’s newly formed subsidiary, the Company entered into a commercial evaluation license and option agreement with University of Maryland, Baltimore (“UMB”) (see Note 7) pursuant to which, among other things, UMB granted the Company an exclusive, option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license to certain technology. The option was extended and exercised on January 13, 2021. On February 12, 2021, the Company entered into a Master License Agreement with UMB (see Note 7). The Company plans to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand the Company’s business to focus on this new line of business.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2024.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company generated a net loss of $801,667 and used cash in operations of $838,179 during the three months ended March 31, 2024. Additionally, the Company has an accumulated deficit of $11,673,478 on March 31, 2024. As of March 31, 2024, the Company had working capital of $6,004,214.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and liquid short-term investments to meet its obligations for a minimum of twelve months from the date of this filing.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the three months ended March 31, 2024 and 2023 include the collectability of notes receivable, the percentage of completion of research and development projects, valuation of equity investments, valuation allowances for deferred tax assets, and the fair value of shares and stock options issued for services.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. On March 31, 2024 and December 31, 2023, the Company had cash in excess of FDIC limits of approximately $1,971,000 and $2,805,000, respectively. In connection with the early termination of a certificate of deposit, during the three months ended March 31, 2023, the Company paid a penalty of $166,034, which is reflected on the accompanying unaudited consolidated statement of operations and comprehensive loss. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments.

Short-Term Investments

The Company’s portfolio of short-term investments consists of marketable debt securities which are comprised solely of highly rated U.S. government securities with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the unaudited consolidated balance sheet and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income and as a component of the unaudited consolidated statements of comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the unaudited consolidated statements of operations and comprehensive loss.

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

The Company recorded $32,331 and $5,239 of unrealized income on short-term investments as a component of other comprehensive income (loss) for the three months ended March 31, 2024 and 2023, respectively.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

Equity Investments, at Fair Value

Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company’s carrying value and the net proceeds received from such disposition. Realized gains and losses on investment transactions are determined by specific identification. Net unrealized gains or losses are computed as the difference between the fair value of the investment and the cost basis of such investment. Net unrealized gains or losses for equity investments are recognized in operations as the difference between the carrying value at the beginning of the period and the fair value at the end of the period.

Note Receivable

The Company recognizes an allowance for losses on notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current note receivable aging, and expected future write-offs, as well as an assessment of specific identifiable accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recorded as part of general and administrative expenses. As of December 31, 2023, the Company recognized an allowance for loss on the note receivable and accrued interest receivable in an amount equal to the estimated probable losses, and accordingly, the Company recorded bad debt expense of $69,600, which represents the note receivable principal balance of $60,000 and accrued interest receivable of $9,600. As of March 31, 2024, there were no subsequent collections of previously written-off notes receivable.

Prepaid Expenses

Prepaid expenses and other current assets of $133,764 and $15,970 on March 31, 2024 and December 31, 2023, respectively, consist primarily of costs paid for future services which will occur within a year. On March 31, 2024 and December 31, 2023, prepaid expenses and other assets – non-current amounted to $63,523 and $64,983, respectively, and consist primarily of costs paid for future services which will occur after a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, research and development, license fees, public relations and business advisory services, and legal fees which are being amortized over the terms of their respective agreements, which may exceed a year of service.

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

For the license and royalty income, revenue is recognized when the Company satisfies the performance obligation based on the related license agreement. Payments received from the licensee that are related to future periods are recorded as deferred revenue to be recognized as revenues over the term of the related license agreement (see Note 7).

Cost of Revenues

The primary components of cost of revenues on license fees includes the cost of the license fees. Payments made to the licensor that are related to future periods are recorded as prepaid expense to be amortized over the term of the related license agreement (see Note 7).

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of March 31, 2024 and December 31, 2023 that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the three months ended March 31, 2024 and 2023, research and development costs were $318,240 and $202,913, respectively.

Leases

Leases are accounted for using ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of March 31, 2024 and December 31, 2023, the Company has no leases. The Company will analyze any lease to determine if it would be required to record a lease liability and a right of use asset on its unaudited consolidated balance sheets at fair value upon adoption of ASU 2016-02. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three months ended March 31, 2024 and 2023:

	March 31,	March 31,
	2024	2023
Stock options	28,850	28,850
Warrants	404,580	404,580
	433,430	433,4230

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2024 and December 31, 2023. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

	March 31, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$4,075,849	$-	$-	$4,140,880	$-	$-

The Company’s short-term investments and equity investments are level 1 measurements and are based on redemption value at each date.

Short-Term Investments – Debt Securities, at Fair Value

The following table summarizes activity in the Company’s short-term investments, at fair value for the periods presented:

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$4,140,880	$-
Additions	52,793	6,008,339
Sales at original cost	(150,389)	-
Net realized gain on short-term investments	234	-
Realized and Unrealized gains	32,331	5,239
Balance, end of period	$4,075,849	$6,013,578

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

NOTE 4 – NOTE RECEIVABLE

On March 31, 2024 and December 31, 2023, note receivable consisted of the following:

	March 31,	December 31,
	2024	2023
Principal amount of note receivable	$60,000	$60,000
Accrued interest receivable	9,600	9,600
Subtotal	69,600	69,600
Less: allowance for doubtful accounts	(69,600)	(69,600)
Note receivable – current	-	-

As of December 31, 2023, the Company recognized an allowance for loss on the note receivable and accrued interest receivable in an amount equal to the estimated probable losses of $69,600, which represents the note receivable principal balance of $60,000 and accrued interest receivable of $9,600. As of March 31, 2024, there were no subsequent collections of previously written-off notes receivable.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

Common Stock Issued for Services

On August 29, 2022, the Company entered into a one-year consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 20,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $135,100, or $6.755 per common share, based on contemporaneous common share sales by the Company. In connection with this consulting agreement, during the three months ended March 31, 2024 and 2023, the Company recorded stock-based professional fees of $0 and $33,775, respectively.

Stock Repurchase Plan

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2023. On January 9, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024 and on April 4, 2024, the stock Repurchase Plan was extended to April 30, 2024. During the year ended December 31, 2023, the Company purchased 252,855 shares of common stock for a cost of $471,121, which is reflected in treasury stock on the accompanying unaudited consolidated balance sheet. During the three months ended March 31, 2024, the Company purchased 72,790 shares of common stock for a cost of $115,452. As of March 31, 2024, the Company have repurchased an aggregate of 325,645 shares of its common stock for a total cost of $586,573 pursuant to its Stock Repurchase Program.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

During the three months ended March 31, 2024 and 2023, the Company amortized $0 and $4,237 of the deferred compensation which was recorded as compensation expense in the accompanying unaudited consolidated statement of operations and comprehensive loss, respectively. As of March 31, 2024 and December 31, 2023, there were no remaining deferred compensation costs.

Stock option activities for the three months ended March 31, 2024 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2023	28,850	$7.28	5.31	$8,610
Granted	-	-	-	-
Balance Outstanding, March 31, 2024	28,850	$7.28	5.06	$11,669
Exercisable, March 31, 2024	28,850	$7.28	5.06	$11,669

Stock Warrants

Warrant activities for the three months ended March 31, 2024 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2023	404,580	$14.05	2.31	$-
Granted	-	-	-	-
Balance Outstanding, March 31, 2024	404,580	$14.05	2.06	$-
Exercisable, March 31, 2024	404,580	$14.05	2.06	$-

NOTE 6 – CONCENTRATIONS

Customer concentration

For the three months ended March 31, 2024 and 2023, one licensee accounted for 100% total revenues from customer license fees.

Vendor concentrations

For the three months ended March 31, 2024 and 2023, one licensor accounted for 100% of the Company’s vendor license agreements (see Note 7) related to the Company’s biopharmaceutical operations.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

March 31, 2024

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

Daniel Ryweck

On September 27, 2022, the Board appointed Daniel Ryweck as Chief Financial Officer of the Company. On September 28, 2022, the Company entered into an employment agreement (the “Ryweck Employment Agreement”) with Mr. Ryweck. Pursuant to the terms of the Ryweck Employment Agreement, which was amended on October 12, 2022, Mr. Ryweck will (i) receive a base salary at an annual rate of $60,000 (the “Base Compensation”) payable in equal monthly installments, and (ii) be eligible to receive an annual discretionary bonus. The term of Mr. Ryweck’s engagement under the Ryweck Employment Agreement commenced on September 28, 2022 and continued until September 28, 2023, unless earlier terminated in accordance with the terms of the Ryweck Employment Agreement. The term of Mr. Ryweck’s Employment Agreement was automatically renewed until September 28, 2024 and will automatically renew for successive one-year periods until terminated by Mr. Ryweck or the Company.

Dr. James Kuo

On January 27, 2022, the Company and Dr. James Kuo entered into an employment agreement (“Kuo Employment Agreement”) for Dr. Kuo to serve as the Vice President of Research & Development. The Kuo Employment Agreement shall be effective as of the date of the agreement and shall automatically renew for a period of one year at every anniversary of the effective date, with the same terms and conditions, unless either party provides written notice of its intention not to extend the term of the Kuo Employment Agreement at least thirty days prior to the applicable renewal date. Dr. Kuo shall be paid an annual base salary of $30,000. For each twelve-month period of his employment, Dr. Kuo shall be entitled to a bonus whereby amount and terms shall be in the sole and absolute discretion of the Board of Directors (“Board”) and shall be payable at the Company’s sole option in stock or in cash. In addition, an aggregate of 16,000 incentive stock options were granted under the 2020 Plan to Dr. Kou, exercisable at $10.00 per share and expires on January 31, 2032. The stock options vested as follows: (i) 6,000 stock options upon issuance; (ii) 5,000 vested on October 31, 2022 and; (iii) 5,000 vested on October 31, 2023. The 16,000 stock options had a fair value of $94,915 which valued at grant date using Binomial Lattice option pricing model with the following assumptions: risk-free interest rate of 1.18%, expected dividend yield of 0%, expected term of 2 years using the simplified method and expected volatility of 117% based on calculated volatility. The Company recorded the fair value of the stock options, in the amount of $94,915, as deferred compensation which is being amortized over the vesting period. During the three months ended March 31, 2024 and 2023, the Company amortized $0 and $4,237 of the deferred compensation which was recorded as compensation expenses in the unaudited consolidated statement of operations and comprehensive loss, respectively. As of March 31, 2024 and December 31, 2023, there were no remaining deferred compensation related to these issuances. (see Note 5).

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

University of Maryland, Baltimore - License Agreement for Development and Use of Joint-Homing Peptides

Commercial Evaluation License and Option Agreement with the University of Maryland, Baltimore

Effective as of February 26, 2021, the Company, through its wholly-subsidiary, Silo Pharma, Inc., and University of Maryland, Baltimore (“UMB”) (collectively as “Parties”), entered into a commercial evaluation license and option agreement (“License Agreement”), which granted the Company an exclusive, non-sublicensable, non-transferable license with respect to the exploration of the potential use of joint-homing peptides for use in the investigation and treatment of arthritogenic processes. The License Agreement also granted the Company an exclusive option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license (“Exclusive Option”) with respect to the subject technology. On July 6, 2021, the Company entered into a First Amendment Agreement (“First Amendment”) with UMB to extend the term of the original License Agreement by an additional six months such that the First Amendment was effective until February 25, 2022. On January 28, 2022, the Parties entered into a second amendment to the commercial evaluation and license agreement dated February 26, 2021 (“Second Amendment”) to extend the term of the original license agreement until December 31, 2022. On June 22, 2022, the Parties entered into a third amendment to the commercial evaluation and license agreement dated February 26, 2021 (“Third Amendment”). The Third Amendment expanded the scope of the license granted in the License Agreement to add additional patent rights with respect to an invention generally known as Peptide-Targeted Liposomal Delivery for Treatment Diagnosis, and Imaging of Diseases and Disorders. In consideration of the licenses granted under this Third Amendment, the Company agreed to pay a one-time, non-refundable fee of $2,500 which was recorded as research and development expense in the unaudited consolidated statement of operations and comprehensive loss during the year ended December 31, 2022. On December 16, 2022, the Company and UMB entered into a fourth amendment to License Agreement (the “Fourth Amendment”) to extend the term of the License Agreement until March 31, 2023. In addition, the parties agreed in the Fourth Amendment to allow the Company to extend the term of the License Agreement to June 30, 2023 by paying UMB a fee of $1,000 on or before February 28, 2023. This fee was paid and the term of the License Agreement was extended to June 30, 2023. In February 2023, upon payment of the extension fee of $1,000, the Company recorded license fees of $1,000 which are included in research and development expenses on the accompanying unaudited consolidated statement of operations and comprehensive loss. On June 28, 2023, the Company and UMB entered into a fifth amendment to License Agreement (the “Fifth Amendment”) to extend the term of the License Agreement until September 30, 2023. The Company may at its option extend this Agreement until December 31, 2023, by providing written notice to University on or before August 31, 2023, and by paying an additional license fee of $2,500. This fee was paid and the term of the License Agreement was extended to December 31, 2023. In August 2023, upon payment of the extension fee of $2,500, the Company recorded license fees of $2,500 which are included in research and development expense on the accompanying unaudited consolidated statement of operations and comprehensive loss. As of December 31, 2023, the Company decided not to extend this License Agreement and will not continue to pursue this license.

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

March 31, 2024

(UNAUDITED)

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

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments (see below for payment terms), (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. The Company paid to UMB a license fee of $75,000, which was paid as follows: (a) $25,000 was due and paid within 30 days following the effective date; and (b) $50,000 on or before the first anniversary of the effective date, which was paid in February 2022. The license fee is non-refundable and is not creditable against any other fee, royalty or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The $75,000 license fee was recorded as a prepaid expense and is being amortized over the 15-year term. During the three months ended March 31, 2024 and 2023, the Company recognized license fees of $1,250 and $1,250, respectively, from the amortization of prepaid license fees, which is included in costs of revenues on the accompanying unaudited consolidated statements of operations. On March 31, 2024, prepaid expense and other current assets – current amounted to $5,000 and prepaid expense – non-current amounted to $54,375. On December 31, 2023, prepaid expense and other current assets – current amounted to $5,000 and prepaid expense – non-current amounted to $55,625 as reflected in the unaudited consolidated balance sheets.

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

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below - Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. During the three months ended March 31, 2024 and 2023, the Company recognized license fees of $210 and $210, respectively, from the amortization of the sublicense fee. On March 31, 2024, prepaid expense and other current assets – current amounted to $838 and prepaid expenses – non-current amounted to $9,148. On December 31, 2023, prepaid expense and other current assets – current amounted to $838 and prepaid expenses – non-current amounted to $9,358 as reflected in the unaudited consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

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

During the three months ended March 31, 2024 and 2023, the Company recognized license fee revenues of $17,188 and $17,188, respectively. On March 31, 2024, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $739,063. On December 31, 2023, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $756,250 as reflected in the unaudited consolidated balance sheets.

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

March 31, 2024

(UNAUDITED)

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

Pursuant to the Sublicense Agreement, Aikido agreed to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. During the three months ended March 31, 2024 and 2023, the Company recognized revenue of $838 and $838, respectively. On March 31, 2024, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $36,592, and on December 31, 2023, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $37,430 as reflected in the unaudited consolidated balance sheets.

Sponsored Study and Research Agreements between the Company and Vendors

Investigator-Sponsored Study Agreement with University of Maryland, Baltimore

On January 5, 2021, the Company entered into an investigator-sponsored study agreement (“Sponsored Study Agreement”) with the University of Maryland, Baltimore. The research project is a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of multiple sclerosis (“MS”). More specifically, the study is designed to evaluate (1) whether MS-1-displaying liposomes can effectively deliver dexamethasone to the CNS and (2) whether MS-1-displaying liposomes are superior to plain liposomes, also known as free drug, in inhibiting the relapses and progression of experimental autoimmune encephalomyelitis. Pursuant to the Sponsored Study Agreement, the research shall commence on March 1, 2021 and will continue until substantial completion, subject to renewal upon mutual written consent of the parties. The total cost under the Sponsored Study Agreement shall not exceed $81,474 which was payable in two equal installments of $40,737 upon execution of the Sponsored Study Agreement and $40,737 upon completion of the project with an estimated project timeline of nine months. In 2021, the Company paid $40,737 and recorded research and development expense of $40,737. This project has been postponed until further notice and the second payment is not due.

Sponsored Research Agreement with The Regents of the University of California

On June 1, 2021 (the “Effective Date”), the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. Pursuant to the Agreement, the Company shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement was effective for a period of two years from the Effective Date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. During the years ended December 31, 2022 and 2021, pursuant to the Sponsored Research Agreement, the Company paid to UCSF $181,710 and $100,570, respectively, which were recorded to prepaid expense and other current assets – current to be amortized over the two-year period. During the year ended December 31, 2023, the Company paid the remaining amount due of $60,570. During the three months ended March 31, 2024 and 2023, the Company recorded research and development expenses of $0 and $42,856, respectively, from the amortization of the prepaid research and development fees. On March 31, 2024 and December 31, 2023, there were no remaining prepaid research and development fees relating to this agreement.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

Sponsored Research Agreement with University of Maryland, Baltimore

On July 6, 2021, the Company and University of Maryland, Baltimore (“UMB”) entered into a sponsored research agreement (“July 2021 Sponsored Research Agreement”) pursuant to which UMB shall evaluate the pharmacokinetics of dexamethasone delivered to arthritic rats via liposome. The research pursuant to the July 2021 Sponsored Research Agreement shall commence on September 1, 2021 and will continue until the substantial completion thereof, subject to renewal upon written consent of the parties. The July 2021 Sponsored Research Agreement may be terminated by either party upon 30 days’ prior written notice to the other party. In addition, if either party commits any material breach of or defaults with respect to any terms or conditions of the July 2021 Sponsored Research Agreement and fails to remedy such default or breach within 10 business days after written notice from the other party, the party giving notice may terminate the July 2021 Sponsored Research Agreement as of the date of receipt of such notice by the other party. If the Company terminates the July 2021 Sponsored Research Agreement for any reason other than an uncured material breach by UMB, the Company shall relinquish any and all rights it may have in the Results (as defined in the July 2021 Sponsored Research Agreement) to UMB. In addition, if the July 2021 Sponsored Research Agreement is terminated early, the Company, among other things, will pay all costs incurred and accrued by UMB as of the date of termination. On June 7, 2022, the Company and UMB amended the July 2021 Sponsored Research Agreement whereby both parties agreed to make changes to the original project work and budget. The amendment had no effect on the unaudited consolidated financial statements.

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

The Company paid the first payment of $92,095 on September 1, 2021 and on August 31, 2022, the Company paid the second payment of $92,095. These payments were recorded to prepaid expense and other current assets – current to be amortized into research and development expense during the years ended December 31, 2022 and 2021. During the three months ended March 31, 2024 and 2023, there were no recorded research and development expenses from the amortization of these prepaid research and development fees and other expenses. On March 31, 2024 and December 31, 2023, the Company owed UMB $92,095 which was included in accounts payable on the accompanying unaudited consolidated balance sheets.

Sponsored Research Agreement with Columbia University

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University pursuant to which the Company has been granted an option to license certain assets currently under development, including assets related to the potential treatment of patients suffering from Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the date of the exercise of the option. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to post-traumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. The Company paid the first payment of $430,825 in November 2021 and the second payment of $430,825 in July 2022, which were recorded to prepaid expense and other current assets – current to be amortized over the estimated project timeline of twelve months. On October 13, 2022, the Company entered into an amendment to the Columbia Agreement (the “Columbia Amendment”), pursuant to which the parties agreed to extend the payment schedule, whereby the third payment of $430,825 was due in March 2023. In August 2023, the Company paid $100,000 of this balance and $330,825 of such payment remains unpaid as of March 31, 2024 and December 31, 2023, which is included in accounts payable on the accompanying unaudited consolidated balance sheet. The remaining payment of $143,607 is due upon completion.

During the three months ended March 31, 2024 and 2023, the Company recorded research and development expense of $0 and $143,608, respectively, from the amortization of the prepaid research and development fees. As of March 31, 2024, the Company estimates that this research project is approximately 90% complete.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

Research Agreement with Reprocell

On October 25, 2022, (the “Effective Date”), the Company entered into a research agreement (the “Reprocell Research Agreement”) with Reprocell Europe Ltd. (“Reprocell”) pursuant to which Reprocell shall conduct a study to assess the binding of a peptide on healthy and rheumatoid arthritis synovial tissue. Pursuant to the Reprocell Research Agreement, the Company shall pay Reprocell a total fee of $41,306 to conduct the research over a three-month period. During the year ended December 31, 2022, pursuant to the Reprocell Research Agreement, the Company paid to Reprocell $21,172 which was recorded as prepaid expense and other current assets – current to be amortized over the three-month period. During the three months ended March 31, 2024 and 2023, the Company recorded research and development expense of $0 and $8,054 from the amortization of the prepaid research and development fees and the payment of other fees. As of March 31, 2024 and December 31, 2023, accounts payable and accrued expenses related to this research agreement were $0 and $5,891, respectively.

Research Agreements with Upperton Pharma Solutions

On February 28, 2023 and October 16, 2023, (the “Effective Dates”), the Company entered into research agreements (the “Upperton Research Agreements”) with Upperton Pharma Solutions (“Upperton”) pursuant to which Upperton shall conduct a study to support the development and feasibility of Prucalopride nasal solutions. Pursuant to the October 16, 2023 Upperton Research Agreement, the Company shall pay Upperton an aggregate total fee of approximately 216,210 British Pound (GBP) (approximately $272,620) to conduct the research, which will expensed over the research period. During the year ended December 31, 2023, pursuant to the Upperton Research Agreements, the Company paid Upperton $177,903. During the three months ended March 31, 2024 and 2023, the Company recorded research and development expense of $113,023 and $7,395, respectively, from the amortization of the prepaid research and development fees. As of March 31, 2024 and December 31, 2023, accounts payable and accrued expenses related to Upperton research agreements were $63,820 and $34,525, respectively.

Research Agreement with AmplifyBio

On October 16, 2023, (the “Effective Date”), the Company entered into a research agreement (the “AmplifyBio Research Agreement”) with AmplifyBio, LLC. (“AmplifyBio”) pursuant to which AmplifyBio shall conduct a study in rates to investigate intranasal administration of a novel drug product. Pursuant to the AmplifyBio Research Agreement, the Company shall pay AmplifyBio a total fee of $229,000 to conduct the research. During the year ended December 31, 2023, pursuant to the AmplifyBio Research Agreement, the Company paid AmplifyBio $182,980 which was recorded as prepaid expense and other current assets – current, which was amortized into research and development expense during 2023. During the three months ended March 31, 2024 and 2023, pursuant to this agreement, the Company paid and recorded research and development expense of $36,280 and $0, respectively. As of March 31, 2024, $9,740 of research remains to be billed by AmplifyBio. As of March 31, 2024 and December 31, 2023, accounts payable related to this research agreement were $0.

Research Agreement with Sever Pharma Solutions

On April 26, 2023, (the “Effective Date”), the Company entered into a research agreement (the “Sever Pharma Research Agreement”) with Foster Delivery Science, Inc, dba as Sever Pharma Solutions (“Sever Pharma”) pursuant to which Sever Pharma shall conduct a study of pre-clinical extrusion of proof-of-concept of PLGA/Ketamine Implants. Pursuant to the Sever Pharma Research Agreement, the Company shall pay Sever Pharma a total fee of $231,688 to conduct the research plus the cost of change orders, as needed. During the three months ended March 31, 2024 and year ended December 31, 2023, the Company paid Sever Pharma $84,157 and $26,612, respectively. During the three months ended March 31, 2024 and 2023, pursuant to this agreement, the Company recorded research and development expense of $150,466 and $0, respectively. As of March 31, 2024 and December 31, 2023, accounts payable related to this research agreement were $66,309 and $0, respectively.

During the three months ended March 31, 2024 and 2023, the Company entered into other research and development agreements. In connection with such agreements, the Company recorded research and development expenses of $18,471 and $1,000, respectively.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

On March 31, 2024, future amounts due under sponsored study and research agreements between the Company and vendors is as follows:

Year ended March 31,	Amount
2025	$827,125
Total	$827,125

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

Pursuant to the terms of the JV Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the JV Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of March 31, 2024 and December 31, 2023 and as of the current date of this report, the joint venture entity has not been formed yet.

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

Amended Service Agreement

On September 10, 2021 (“Effective Date”), the Company entered into an Amendment Agreement (“Amended Service Agreement”) to a certain service agreement dated on September 8, 2020 with the University of Texas (“University”) at Austin whereby the University will provide advisory service and assist the Company on identifying license and sponsored research opportunities for the Company. The Company shall pay the University $5,000 per quarter starting on the Effective Date. Any cost incurred will be reimbursed only after prior written consent by the Company. The term of the Amended Service Agreement is for 36 months unless earlier terminated by either party upon giving a written notice as defined in the agreement. During the three months ended March 31, 2024 and 2023, the Company paid $5,000 and $5,000, respectively, related to this agreement which in included in professional fees on the accompanying unaudited consolidated statements of operations.

NOTE 8 – SUBSEQUENT EVENTS

Stock Repurchase Plan

On April 4, 2024, the Company’s Board of Directors approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1.0 million of the Company’s common stock until April 30, 2024. From April 1, 2024 to April 30, 2024, the Company purchased 30,065 shares of common stock for a cost of $57,661, or average cost of $1.92.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission , or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

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

Pursuant to the terms of the Joint Venture Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the Joint Venture Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of March 31, 2024 and as of the current date of this Annual Report, the joint venture entity has not been formed yet.

Furthermore, pursuant to the terms of the JV Agreement, ZTI shall grant the Joint Venture a sublicense pursuant to its license agreement (the “License Agreement”) with Albert Einstein College of Medicine dated November 27, 2017, in the event that the Company or a third party makes a request indicating that the patented technology (the “Patented Technology”) licensed to ZTI pursuant to the License Agreement is needed to advance the development of the Joint Venture or it is contemplated or determined that the Patented Technology will be sold. Furthermore, pursuant to the JV Agreement, ZTI granted the Company an exclusive option to enter into a separate joint venture for the clinical development of psilocybin using ZTI’s Z-pod™ technology on the same terms and conditions set forth in the JV Agreement, which option shall expire 24 months after the JV Effective Date. We do not intend to continue with Zylo and have entered into an agreement to develop a polymer implant for dosage and time release of Ketamine for chronic pain and Fibromyalgia.

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

Stock Repurchase Plan

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1,000,000 of our issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. On January 9, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024 and on April 4, 2024, the stock Repurchase Plan was extended to April 30, 2024. During the year ended December 31, 2023, the Company purchased 252,855 shares of common stock for a cost of $471,121, which is reflected in treasury stock on the accompanying unaudited consolidated balance sheet During the three months ended March 31, 2024, the Company purchased 72,790 shares of common stock for a cost of $115,452. As of March 31, 2024, the Company had repurchased an aggregate of 325,645 shares of its common stock for a total cost of $586,573 pursuant to its Stock Repurchase Program.

Short-Term Investments

Our portfolio of short-term investments consists of marketable debt securities which are comprised solely of that are all highly rated U.S. government securities with maturities of more than three months, but less than one year. We classify these as available-for-sale at purchase date and will reevaluate such designation at each period end date. We may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the unaudited consolidated balance sheet and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive gain and as a component of the unaudited consolidated statements of comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the unaudited consolidated statements of operations.

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

On March 31, 2024 and December 31, 2023, short-term investments, at fair value, amounted to $ 4,075,849 and $4,140,880, respectively.

Results of Operations

Comparison of Our Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table summarizes the results of operations for the three months ending March 31, 2024 and 2023 and were based primarily on the comparative unaudited consolidated financial statements, footnotes and related information for the periods identified and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	Three Months Ended March 31,
	2024	2023
Revenues	$18,026	$18,026
Cost of revenues	1,460	1,460
Gross profit	16,566	16,566
Operating expenses	896,079	820,051
Loss from operations	(879,513)	(803,485)
Other income (expense), net	77,846	(102,911)
Net loss	$(801,667)	$(906,396)

Revenues

During the three months ended March 31, 2024 and 2023, we generated minimal revenues from operations. For the three months ended March 31, 2024 and 2023, revenues amounted to $18,026 and $18,026, respectively. Such revenues are related to the Aikido License and Sublicense Agreement and are recognized over the term of the related license agreement.

Cost of Revenues

During the three months ended March 31, 2024 and 2023, cost of revenues amounted to $1,460 and $1,460, respectively, and consisted of license fees related to the UMB License and Sublicense Agreement, which are being amortized into cost of revenues over the terms of their respective agreement.

Operating Expenses

For the three months ended March 31, 2024 and 2023, total operating expenses consisted of the following:

	For the Three Months Ended March 31,
	2024	2023
Compensation expense	$173,346	$162,257
Professional fees	318,427	365,270
Research and development	318,240	202,913
Insurance expense	21,704	24,645
Selling, general and administrative expenses	64,362	64,966
Total	$896,079	$820,051

●	Compensation Expense:

For the three months ended March 31, 2024 and 2023, compensation expense was $173,346 and $162,257, respectively, an increase of $11,089, or 6.8%. This increase resulted from an increase in payroll expense and related benefits of $15,326, offset by a decrease in stock-based compensation of $4,237.

●	Professional Fees:

For the three months ended March 31, 2024 and 2023, professional fees were $318,427 and $365,270 and, respectively, a decrease of $46,843, or 12.8%. The decrease was primarily attributable to a decrease in other consulting fees of $38,819, a decrease in stock-based consulting fees of $33,775 related to the amortization of prepaid expense on previously issued shares to consultants for business advisory and strategic planning services, and a decrease in investor relations fees of $2,888, offset by an increase in legal fees of $25,908, and an increase in accounting and auditing fees of $2,731. During the three months ended March 31, 2024, we reimbursed Columbia University $11,467 related to patent related legal fees incurred by them on our behalf.

●	Research and Development:

For the three months ended March 31, 2024 and 2023, we incurred research and development expense of $318,240 and $202,913, respectively, an increase of $115,327, or 56.8%. The increase was a result of an increase in research and development costs in connection with the Investigator-sponsored Study Agreement with UCSF, UMB, Columbia University, and other parties.

●	Insurance Expense:

For the three months ended March 31, 2024 and 2023, insurance expense was $21,704 and $24,645, respectively, a decrease of $2,941, or 11.9%. This decrease was a result of decrease in the cost of renewal of the D&O insurance policy.

●	Selling, General and Administrative Expenses:

Selling, general and administrative expenses include advertising and promotion, patent related expenses, public company expenses, custodian fees, bank service charges, travel, and other office expenses.

For the three months ended March 31, 2024 and 2023, selling, general and administrative expenses were $64,362 and $64,966, respectively, a decrease of $604, or 0.9%. The decrease was primarily attributed to a decrease in Delaware franchise taxes of $14,967 resulting from a reincorporation of the Company in Nevada, offset by a net increase in other general and administrative expenses of $14,363.

Loss from Operations

For the three months ended March 31, 2024 and 2023, loss from continuing operations amounted to $879,513 and $803,485, respectively, an increase of $76,028, or 9.5%. The increase was primarily a result of the changes in operating expenses discussed above.

Other Income (Expenses), net

For the three months ended March 31, 2024 and 2023, other income (expense), net amounted to $77,846 and $(102,911), respectively, a positive change of $180,757, or 175.6%. The positive change in other income (expenses), net was primarily due to a decrease in penalty expense of $166,034 which was incurred due to the early termination of a certificate of deposit, an increase in interest and dividend income of $23,789, an increase in net realized gain on short-term investments of $234, offset by an increase in foreign currency transaction loss of $8,695, a decrease in net unrealized gain on equity investment of $390, and an increase in interest expense of $215.

Net Loss

For the three months ended March 31, 2024, net loss amounted to $801,667 or $0.28 per common share (basic and diluted), as compared to net loss of $906,396, or $0.29 per common share (basic and diluted) for the three months ended March 31, 2023, a decrease of $104,729, or 11.6%. The change was primarily a result of the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $6,004,214, $4,075,849 in short-term investments, and $2,668,273 in cash and cash equivalents as of March 31, 2024, and working capital of $6,905,568, $4,140,880 in short-term investments and $3,524,308 in cash and cash equivalents as of December 31, 2023, respectively.

	March 31, 2024	December 31, 2023	Working Capital Change	Percentage Change
Working capital:
Total current assets	$6,877,886	$7,681,158	$(803,272)	(10)%
Total current liabilities	(873,672)	(775,590)	(98,082)	(13)%
Working capital:	$6,004,214	$6,905,568	$(901,354)	(13)%

The decrease in working capital of $901,354 was primarily attributable to a decrease in current assets of $803,272 primarily due to a decrease in cash of $856,035, a decrease in short-term investments of $65,031, a decrease in prepaid expenses and other current assets of $117,794, and an increase in current liabilities of $98,082.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(838,179)	$(692,688)
Net cash provided by (used in) investing activities	97,596)	(6,008,339)
Net cash used in financing activities	(115,452)	-
Net decrease in cash and cash equivalents	$(856,035)	$(6,701,027)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 and 2023 were $838,179 and $692,688, respectively, an increase of $145,491, or 21%.

●	Net cash used in operating activities for the three months ended March 31, 2024 primarily reflected a net loss of $801,667, adjusted for the add-back of non-cash items such as net realized gain on short-term investments of $234, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $116,334, an increase in accounts payable and accrued expenses of $98,082, and a decrease in deferred revenue of $18,026.

●	Net cash used in operating activities for the three months ended March 31, 2023 primarily reflected a net loss of $906,396, adjusted for the add-back of non-cash items such as net unrealized gain on equity investments of $390, stock-based compensation of $4,237, and amortization of prepaid stock-based professional fees of $33,775, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $100,769, an increase of interest receivable of $1,183, an increase in accounts payable and accrued expenses of $296,064 and a decrease in deferred revenue of $18,026.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities for the three months ended March 31, 2024 and 2023 were $97,596 and $(6,008,339), respectively, a change of $6,105,935, or 102%.

●	Net cash provided by investing activities for the three months ended March 31, 2024 was $97,596 which consisted of proceeds from sale of short-term investments of $150,389, offset by aggregate payments for the purchase of short-term investments of $52,793.

●	Net cash used in investing activities for the three months ended March 31, 2023 was $6,008,339 which consisted of aggregate payments for the purchase of short-term investments.

Net cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was $115,452 which solely consisted of the repurchase of shares of our common stock under our stock repurchase plan. We did not have any cash provided by or used in financing activities for the three months ended March 31, 2023.

Cash Requirements

We believe that our current cash and cash equivalent amount and short-term investment amount will provide sufficient cash required to meet our obligations for a minimum of twelve months from the date of this filing.

Other than cash requirements pursuant to research and development agreements, we currently have no other material commitments for any capital expenditures.

Liquidity

As reflected in the accompanying consolidated financial statements, we generated a net loss of $801,667 and used cash in operations of $838,179 during the three months ended March 31, 2024. Additionally, we have an accumulated deficit of $11,673,478 on March 31, 2024. As of March 31, 2024, we had working capital of $6,004,214.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

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

PART II – OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 25, 2024 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

On January 26, 2023, our Board of Directors authorized a stock repurchase plan to repurchase up to $1,000,000 of our issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. On January 9, 2024, our Board of Directors approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024 and on April 4, 2024, the stock Repurchase Plan was extended to April 30, 2024. During the year ended December 31, 2023, we purchased 252,855 shares of common stock for a cost of $471,121, which is reflected in treasury stock on the accompanying unaudited consolidated balance sheet. During the three months ended March 31, 2024, , we purchased 72,790 shares of common stock for a cost of $115,452. As of March 31, 2024, we have repurchased an aggregate of 325,645 shares of our common stock for a total cost of $586,573 pursuant to its Stock Repurchase Program.

The following is a summary of our common stock repurchases during the quarterly period ended March 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
January 1, 2024 through January 31, 2024	28,944	$1.45	28,944
February 1, 2024 through February 29, 2024	21,318	$1.59	21,318
March 1, 2024 through March 31, 2024	22,528	$1.79	22,528
Total	72,790	$1.59	72,790	$413,427

On April 4, 2024, our Board of Directors of Silo Pharma, Inc. (the “Company”) approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1.0 million of the Company’s common stock until April 30, 2024. From April 1, 2024 to April 30, 2024, the Company purchased 30,065 shares of common stock for a cost of $57,661, or average cost of $1.92.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2024 by our directors and Section 16 officers.

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

SILO PHARMA, INC.

Dated: May 13, 2024	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2024	By:	/s/ Daniel Ryweck
	Name:	Daniel Ryweck
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)