Form 10-Q
period 2024-06-30
Silo Pharma, Inc.
filed 2024-08-13
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-41512

SILO PHARMA, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3046338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

677 N. Washington Boulevard, Sarasota, Florida	34236
(Address of principal executive offices)	(Zip code)

(718) 400-9031
(Registrant’s telephone number, including area code)

560 Sylvan Avenue, Suite 3160,

Englewood Cliffs, New Jersey

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

Number of shares of common stock, par value $0.0001 per share, outstanding as of August 13, 2024 was: 4,484,456 (355,710 shares held in treasury).

SILO PHARMA, INC. AND SUBSIDIARY
FORM 10-Q
JUNE 30, 2024

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

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,506,300	$3,524,308
Short-term investments	3,102,240	4,140,880
Prepaid expenses and other current assets	120,288	15,970

Total Current Assets	7,728,828	7,681,158

LONG-TERM ASSETS:
Prepaid expenses and other assets - non-current	62,064	64,983
Intangible assets, net	247,400	-

Total Long-Term Assets	309,464	64,983

Total Assets	$8,038,292	$7,746,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,250,777	$703,488
Deferred revenue - current portion	72,102	72,102

Total Current Liabilities	1,322,879	775,590

LONG TERM LIABILITIES:
Deferred revenue - long-term portion	757,629	793,680

Total Long Term Liabilities	757,629	793,680

Total Liabilities	2,080,508	1,569,270

Commitment and Contingencies (see Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized: none designated as of June 30, 2024 and December 31, 2023
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,076,528 and 3,159,096 shares issued and 3,720,818 and 2,906,241 shares outstanding at June 30, 2024 and December 31, 2023, respectively	408	316
Additional paid-in capital	19,198,841	17,525,714
Treasury stock, at cost (355,710 and 252,855 shares on June 30, 2024 and December 31, 2023, respectively)	(644,234)	(471,121)
Accumulated other comprehensive income (loss)	8,026	(6,227)
Accumulated deficit	(12,605,257)	(10,871,811)

Total Stockholders’ Equity	5,957,784	6,176,871

Total Liabilities and Stockholders’ Equity	$8,038,292	$7,746,141

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

LICENSE FEE REVENUE	$18,025	$18,025	$36,051	$36,051

COST OF REVENUES	1,459	1,459	2,919	2,919

GROSS PROFIT	16,566	16,566	33,132	33,132

OPERATING EXPENSES:
Compensation expense	168,381	169,186	341,727	331,443
Professional fees	386,465	570,295	641,067	935,565
Research and development	392,824	130,719	774,889	333,632
Insurance expense	21,101	22,251	42,805	46,896
Selling, general and administrative expenses	50,569	239,100	114,931	304,066

Total operating expenses	1,019,340	1,131,551	1,915,419	1,951,602

LOSS FROM OPERATIONS	(1,002,774)	(1,114,985)	(1,882,287)	(1,918,470)

OTHER INCOME (EXPENSE):
Interest and dividend income, net	77,042	109,584	165,219	173,972
Interest expense	(1,859)	(1,863)	(3,729)	(3,518)
Net realized loss on short-term investments	(1,259)	(2,179)	(1,025)	(2,179)
Penalty from early termination of certificate of deposit	-	-	-	(166,034)
Net unrealized loss on equity investments	-	(3,508)	-	(3,118)
Foreign currency transaction loss	(2,929)	-	(11,624)	-

Total other income (expense)	70,995	102,034	148,841	(877)

LOSS BEFORE PROVISION FOR INCOME TAXES	(931,779)	(1,012,951)	(1,733,446)	(1,919,347)

Provision for income taxes	-	-	-	-

NET LOSS	$(931,779)	$(1,012,951)	$(1,733,446)	$(1,919,347)

COMPREHENSIVE LOSS:
Net loss	$(931,779)	$(1,012,951)	$(1,733,446)	$(1,919,347)

Other comprehensive income (loss):
Unrealized (loss) income on short-term investments	(18,078)	(8,520)	14,253	(3,281)

Total comprehensive loss	$(949,857)	$(1,021,471)	$(1,719,193)	$(1,922,628)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.31)	$(0.32)	$(0.59)	$(0.61)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	3,052,666	3,153,852	2,959,800	3,156,311

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

			Additional			Accumulated Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity

Balance, December 31, 2023	3,159,096	$316	$17,525,714	252,855	$(471,121)	$(6,227)	$(10,871,811)	$6,176,871

Purchase of treasury stock	-	-	-	72,790	(115,452)	-	-	(115,452)

Accumulated other comprehensive income - short-term investments	-	-	-	-	-	32,331	-	32,331

Net loss	-	-	-	-	-	-	(801,667)	(801,667)

Balance, March 31, 2024	3,159,096	316	17,525,714	325,645	(586,573)	26,104	(11,673,478)	5,292,083

Sale of common stock and pre-funded warrants	883,395	89	1,673,127	-	-	-	-	1,673,216

Exercise of pre-funded warrants	34,037	3	-	-	-	-	-	3

Purchase of treasury stock	-	-	-	30,065	(57,661)	-	-	(57,661)

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	(18,078)	-	(18,078)

Net loss	-	-	-	-	-	-	(931,779)	(931,779)

Balance, June 30, 2024	4,076,528	$408	$19,198,841	355,710	$(644,234)	$8,026	$(12,605,257)	$5,957,784

			Additional			Accumulated Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity

Balance, December 31, 2022	3,158,797	$316	$17,511,589	-	$-	$-	$(7,171,128)	$10,340,777

Accretion of stock options expense to stock based compensation	-	-	4,237	-	-	-	-	4,237

Accumulated other comprehensive income - short-term investments	-	-	-	-	-	5,239	-	5,239

Net loss	-	-	-	-	-	-	(906,396)	(906,396)

Balance, March 31, 2023	3,158,797	316	17,515,826	-	-	5,239	(8,077,524)	9,443,857

Accretion of stock options expense to stock based compensation	-	-	4,237	-	-	-	-	4,237

Purchase of treasury stock	-	-	-	57,335	(130,959)	-	-	(130,959)

Cancellation of treasury stock	(50,000)	(5)	(114,753)	(50,000)	114,758	-	-	-

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	(8,520)	-	(8,520)

Net loss	-	-	-	-	-	-	(1,012,951)	(1,012,951)

Balance, June 30, 2023	3,108,797	$311	$17,405,310	7,335	$(16,201)	$(3,281)	$(9,090,475)	$8,295,664

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,733,446)	$(1,919,347)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation and professional fees	-	8,474
Amortization of prepaid stock-based professional fees	-	67,550
Net realized loss on short-term investments	1,025	2,179
Net unrealized loss on equity investments	-	3,118
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(101,399)	(50,071)
Interest receivable	-	(2,380)
Accounts payable and accrued expenses	299,889	683,874
Deferred revenue	(36,051)	(36,051)

NET CASH USED IN OPERATING ACTIVITIES	(1,569,982)	(1,242,654)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term investments	1,149,320	517,821
Purchase of short-term investments	(97,452)	(10,352,410)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,051,868	(9,834,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and pre-funded warrants	1,673,216	-
Proceeds from exercise of pre-funded warrants	3	-
Purchase of treasury stock	(173,113)	(130,959)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,500,106	(130,959)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	981,992	(11,208,202)

CASH AND CASH EQUIVALENTS - beginning of the period	3,524,308	11,367,034

CASH AND CASH EQUIVALENTS - end of the period	$4,506,300	$158,832

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,729	$3,518
Income taxes	$-	$-

Non-cash investing and financing activities:
Change in accumulated other comprehensive income	$14,253	$3,281
Cancellation of treasury stock	$-	$114,758
Intangible assets acquired with accounts payable	$247,400	$-

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

On April 8, 2020, the Company incorporated a new wholly-owned subsidiary, Silo Pharma Inc., in the State of Florida. The Company has also secured the domain name www.silopharma.com. The Company had been exploring opportunities to expand the Company’s business by seeking to acquire and/or develop intellectual property or technology rights from leading universities and researchers to treat rare diseases, including the use of psychedelic drugs, such as psilocybin, and the potential benefits they may have in certain cases involving depression, mental health issues and neurological disorders. In July 2020, through the Company’s newly formed subsidiary, the Company entered into a commercial evaluation license and option agreement with University of Maryland, Baltimore (“UMB”) (see Note 8) pursuant to which, among other things, UMB granted the Company an exclusive, option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license to certain technology. The option was extended and exercised on January 13, 2021. On February 12, 2021, the Company entered into a Master License Agreement with UMB (see Note 8). The Company plans to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand the Company’s business to focus on this line of business.

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

The Company’s unaudited consolidated financial statements include financial statements for Silo Pharma, Inc. and its inactive wholly-owned subsidiary with the same name as the parent entity, Silo Pharma, Inc. All intercompany transactions and balances have been eliminated in consolidation. Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring and non-recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company generated a net loss of $1,733,446 and used cash in operations of $1,322,582 during the six months ended June 30, 2024. Additionally, the Company has an accumulated deficit of $12,605,257 on June 30, 2024. As of June 30, 2024, the Company had working capital of $6,405,949.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and liquid short-term investments to meet its obligations for a minimum of twelve months from the date of this filing.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the six months ended June 30, 2024 and 2023 include the collectability of notes receivable, the percentage of completion of research and development projects, valuation of equity investments, valuation allowances for deferred tax assets, and the fair value of shares and stock options issued for services.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. On June 30, 2024 and December 31, 2023, the Company had cash in excess of FDIC limits of approximately $3,756,000 and $2,805,000, respectively. In connection with the early termination of a certificate of deposit, during the six months ended June 30, 2023, the Company paid a penalty of $166,034, which is reflected on the accompanying unaudited consolidated statement of operations and comprehensive loss. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments.

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

The Company recorded $(18,078) and $14,253 of unrealized (loss) income on short-term investments as a component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024, respectively. The Company recorded $(8,520) and $(3,281) of unrealized loss as a component of accumulated other comprehensive loss for the three and six months ended June 30, 2023, respectively.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

Equity Investments, at Fair Value

Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company’s carrying value and the net proceeds received from such disposition. Realized gains and losses on investment transactions are determined by specific identification. Net unrealized gains or losses are computed as the difference between the fair value of the investment and the cost basis of such investment. Net unrealized gains or losses for equity investments are recognized in operations as the difference between the carrying value at the beginning of the period and the fair value at the end of the period. As of June 30, 2024 and December 31, 2023, the Company had no such investments.

Note Receivable

The Company recognizes an allowance for losses on notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current note receivable aging, and expected future write-offs, as well as an assessment of specific identifiable accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recorded as part of general and administrative expenses. As of December 31, 2023, the Company recognized an allowance for loss on the note receivable and accrued interest receivable in an amount equal to the estimated probable losses, and accordingly, the Company recorded bad debt expense of $69,600, which represents the note receivable principal balance of $60,000 and accrued interest receivable of $9,600. As of June 30, 2024, there were no subsequent collections of previously written-off notes receivable.

Prepaid Expenses

Prepaid expenses and other current assets of $120,288 and $15,970 on June 30, 2024 and December 31, 2023, respectively, consist primarily of costs paid for future services which will occur within a year. On June 30, 2024 and December 31, 2023, prepaid expenses and other assets – non-current amounted to $62,064 and $64,983, respectively, and consist primarily of costs paid for future services which will occur after a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, research and development, license fees, public relations and business advisory services, and legal fees which are being amortized over the terms of their respective agreements, which may exceed a year of service.

Intangible Assets

Intangible assets, consisting of an exclusive license agreement, are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life of 20 years, less any impairment charges. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of June 30, 2024 and December 31, 2023 that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the six months ended June 30, 2024 and 2023, research and development costs were $774,889 and $333,632, respectively. During the three months ended June 30, 2024 and 2023, research and development costs were $392,824 and $130,719, respectively.

Leases

Leases are accounted for using ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of June 30, 2024 and December 31, 2023, the Company has no leases. The Company will analyze any lease to determine if it would be required to record a lease liability and a right of use asset on its unaudited consolidated balance sheets at fair value upon adoption of ASU 2016-02. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the six months ended June 30, 2024 and 2023:

	June 30,	June 30,
	2024	2023
Stock options	26,850	28,850
Warrants	1,390,819	404,580
	1,417,669	433,430

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2024 and December 31, 2023. Accordingly, the estimates presented in these unaudited consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

	June 30, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$3,102,240	$-	$-	$4,140,880	$-	$-

The Company’s short-term investments and equity investments are level 1 measurements and are based on redemption value at each date.

Short-Term Investments – Debt Securities, at Fair Value

The following table summarizes activity in the Company’s short-term investments, at fair value for the periods presented:

	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023
Balance, beginning of period	$4,140,880	$-
Additions	97,452	10,352,410
Sales at original cost	(1,149,320)	(517,821)
Net realized loss on short-term investments	(1,025)	(2,179)
Unrealized gain (loss)	14,253	(3,281)
Balance, end of period	$3,102,240	$9,829,129

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

NOTE 4 – NOTE RECEIVABLE

On June 30, 2024 and December 31, 2023, note receivable consisted of the following:

	June 30,	December 31,
	2024	2023
Principal amount of note receivable	$60,000	$60,000
Accrued interest receivable	9,600	9,600
Subtotal	69,600	69,600
Less: allowance for doubtful accounts	(69,600)	(69,600)
Note receivable – current	-	-

As of December 31, 2023, the Company recognized an allowance for loss on the note receivable and accrued interest receivable in an amount equal to the estimated probable losses of $69,600, which represents the note receivable principal balance of $60,000 and accrued interest receivable of $9,600. As of June 30, 2024, there were no subsequent collections of previously written-off notes receivable.

NOTE 5 – INTANGIBLE ASSETS

On July 1, 2024, the Company entered into an exclusive license agreement (the “Columbia License Agreement”) with Columbia University (“Columbia”) with an effective date of June 28, 2024 (the “Effective Date”) and pursuant to which the Company has been granted exclusive rights to certain patents and technical information to develop, manufacture and commercialize Products (as defined in the Columbia License Agreement), including therapies for stress-induced affective disorders and other conditions for a cost of $247,400, which has been accrued as of June 30, 2024 and included in accounts payable and accrued expenses on the accompanying unaudited consolidated balance sheet. The term of the Columbia License Agreement shall commence on the Effective Date and shall continue on a country-by-country and product-by-product basis until the latest of: (a) the date of expiration of the last to expire of the issued Patents (as defined in the Columbia License Agreement), (b) 20 years after the first bona fide commercial sale of the Product in the country in question, or (c) expiration of any market exclusivity period granted by a regulatory agency for a Product in the country in question (See Note 8).

On June 30, 2024 and December 31, 2023, intangible assets consisted of the following:

	Useful life	June 30, 2024	December 31, 2023
License	20 years	$247,400	$-
Less: accumulated amortization		-	-
		$247,400	$-

Amortization of intangible assets with finite lives attributable to future periods is as follows:

Year ending June 30:	Amount
2025	$12,370
2026	12,370
2027	12,370
2028	12,370
2029	12,370
Thereafter	185,550
Total	$247,400

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

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

Common Stock Issued for Services

On August 29, 2022, the Company entered into a one-year consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 20,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $135,100, or $6.755 per common share, based on contemporaneous common share sales by the Company. In connection with this consulting agreement, during the six months ended June 30, 2024 and 2023, the Company recorded stock-based professional fees of $0 and $67,550, respectively.

Sale of Common Stock and Warrants

On June 4, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 883,395 shares (the “Shares”) of common stock of the Company (the “Common Stock”) at a purchase price of $2.18 per share of Common Stock, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 34,037 shares of Common Stock of the Company (the “Pre-Funded Warrant Shares”), having an exercise price of $0.0001 per share, and a purchase price of $2.1799 per Pre-Funded Warrant (the “Offering”). The shares of Common Stock and Pre-Funded Warrants (and shares of common stock underlying the Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-276658), which was declared effective by the Securities and Exchange Commission on January 30, 2024.

Concurrently with the sale of Common Stock and/or the Pre-Funded Warrants, pursuant to the Purchase Agreement in a private placement, for each share of Common Stock and/or Pre-Funded Warrant purchased by the investors, such investors received from the Company an unregistered warrant (the “Common Warrant”) to purchase one share of Common Stock (the “Common Warrant Shares”). Accordingly, the Company issued an aggregate of 917,432 Common Warrants to the Investors. The Common Warrants have an exercise price of $2.06 per share and are exercisable immediately upon issuance for a five-year period.

On April 23, 2024, the Company entered into an engagement agreement with H.C. Wainwright & Co., LLC, as exclusive placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as placement agent on a reasonable “best efforts” basis in connection with the Offering. The Company agreed to pay the Placement Agent an aggregate cash fee equal to 7.5% of the gross proceeds from the sale of securities in the Offering and a management fee equal to 1.0% of the gross proceeds raised in the Offering. The Company also agreed to issue the Placement Agent (or its designees) a warrant (the “Placement Agent Warrant”) to purchase up to 7.5% of the aggregate number of shares of Common Stock and/or Pre-Funded Warrants sold in the offering, In connection with the June 4, 2024 Purchase Agreement, the Company paid the Placement Agent a cash fee and management fee of $170,000 and the Placement Agent received Placement Agent Warrants to purchase up to 68,807 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, or $2.725 per share. The Placement Agent Warrants are exercisable immediately upon issuance for a period of five years following the commencement of the sales pursuant to the Offering. In addition, the Company paid the Placement Agent $25,000 for non-accountable expenses, $50,000 for legal expenses and other out-of-pocket expenses and $15,950 for clearing fees.

The closing of the sales of these securities under the Purchase Agreement took place on June 6, 2024. The public offering price for each share of Common Stock was $2.18 for aggregate gross proceeds of $1,925,801, and public offering price for the Pre-Funded Warrants was $2.1799 for each Pre-Funded Warrant for aggregate gross proceeds of $74,201. In connection with this Offering, the Company raised aggregate gross proceeds of $2,000,002 and received net proceeds of $1,673,216, net of Underwriters discounts and offering costs of $260,950 and legal fees of $65,833. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

The per share exercise price for the Pre-Funded Warrants was $0.0001 and the Pre-Funded Warrants were exercisable immediately. The Underwriters immediately exercised the 34,037 Pre-Funded Warrants and the Underwriters received 34,037 shares of Common Stock for cash of $3. The Pre-Funded Warrants are not and will not be listed for trading on any national securities exchange or other nationally recognized trading system.

The Common Warrants and the Common Warrant Shares were sold without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

Pursuant to the terms of the Purchase Agreement and subject to certain exceptions as set forth in the Purchase Agreement, from the date of the Purchase Agreement until fifteen (15) days after the Closing Date, neither the Company nor any Subsidiary shall issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents. In addition, until the one year from the Closing Date, the Company is prohibited from entering into a Variable Rate Transaction (as defined in the Purchase Agreement), subject to certain limited exceptions.

The Company has agreed to file a registration statement on Form S-3 (or other appropriate form if the Company is not then S-3 eligible) providing for the resale of the Common Warrant Shares (the “Resale Registration Statement”) within 45 calendar days of the date of the Purchase Agreement (the “Filing Date”), and to use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC within 60 calendar days following the date of the Filing Date and to keep the Resale Registration Statement effective at all times until the Holders no longer own any Common Warrants or Common Warrant Shares.

Stock Repurchase Plan

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2023. On January 9, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024, on April 4, 2024, the Stock Repurchase Plan was extended to April 30. During the year ended December 31, 2023, the Company purchased 252,855 shares of common stock for a cost of $471,121, which is reflected in treasury stock on the accompanying unaudited consolidated balance sheet. During the six months ended June 30, 2024, the Company purchased 102,855 shares of common stock for a cost of $173,113. As of June 30, 2024, the Company has repurchased an aggregate of 355,710 shares of its common stock for a total cost of $644,234 pursuant to its Stock Repurchase Program.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

During the six months ended June 30, 2024 and 2023, the Company amortized $0 and $8,474 of the deferred compensation which was recorded as compensation expense in the accompanying unaudited consolidated statement of operations and comprehensive loss, respectively. As of June 30, 2024 and December 31, 2023, there were no remaining deferred compensation costs.

Stock option activities for the six months ended June 30, 2024 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2023	28,850	$7.28	5.31	$8,610
Expired	(2,000)	0.005	-	-
Balance Outstanding, June 30, 2024	26,850	$7.82	5.19	$3,980
Exercisable, June 30, 2024	26,850	$7.82	5.19	$3,980

Stock Warrants

As discussed above, on June 4, 2024, the Company Pre-Funded Warrants to purchase up to 34,037 shares of Common Stock of the Company, having an exercise price of $0.0001 per share, and a purchase price of $2.1799 per Pre-Funded Warrant, The per share exercise price for the Pre-Funded Warrants was $0.0001 and the Pre-Funded Warrants were exercisable immediately. The Underwriters immediately exercised the 34,037 Pre-Funded Warrants and the Underwriters received 34,037 shares of Common Stock for cash of $3.

On June 4, 2024, concurrently with the sale of Common Stock and/or the Pre-Funded Warrants, pursuant to the Purchase Agreement in a private placement as discussed above, the Company issued an aggregate of 917,432 Common Warrants to the Investors. The Common Warrants have an exercise price of $2.06 per share and are exercisable immediately upon issuance for a five-year period. Additionally, the Placement Agent received Placement Agent Warrants to purchase up to 68,807 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, or $2.725 per share. The Placement Agent Warrants are exercisable immediately upon issuance for a period of five years.

Warrant activities for the six months ended June 30, 2024 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2023	404,580	$14.05	2.31	$-
Granted	1,020,276	2.04	-	-
Exercised	(34,037)	0.0001
Balance Outstanding, June 30, 2024	1,390,819	$5.58	4.03	$-
Exercisable, June 30, 2024	1,390,819	$5.58	4.03	$-

NOTE 7 – CONCENTRATIONS

Customer concentration

For the six months ended June 30, 2024 and 2023, one licensee accounted for 100% total revenues from customer license fees.

Vendor concentrations

For the six months ended June 30, 2024, two licensors accounted for 100% of the Company’s vendor license agreements (see Note 8) related to the Company’s biopharmaceutical operations. For the six months ended June 30, 2023, one licensor accounted for 100% of the Company’s vendor license agreements (see Note 8) related to the Company’s biopharmaceutical operations.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Dr. James Kuo

On January 27, 2022, the Company and Dr. James Kuo entered into an employment agreement (“Kuo Employment Agreement”) for Dr. Kuo to serve as the Vice President of Research & Development. The Kuo Employment Agreement shall be effective as of the date of the agreement and shall automatically renew for a period of one year at every anniversary of the effective date, with the same terms and conditions, unless either party provides written notice of its intention not to extend the term of the Kuo Employment Agreement at least thirty days prior to the applicable renewal date. Dr. Kuo shall be paid an annual base salary of $30,000. For each twelve-month period of his employment, Dr. Kuo shall be entitled to a bonus whereby amount and terms shall be in the sole and absolute discretion of the Board of Directors (“Board”) and shall be payable at the Company’s sole option in stock or in cash. In addition, an aggregate of 16,000 incentive stock options were granted under the 2020 Plan to Dr. Kou, exercisable at $10.00 per share and expires on January 31, 2032. The stock options vested as follows: (i) 6,000 stock options upon issuance; (ii) 5,000 vested on October 31, 2022 and; (iii) 5,000 vested on October 31, 2023. The 16,000 stock options had a fair value of $94,915 which valued at grant date using Binomial Lattice option pricing model with the following assumptions: risk-free interest rate of 1.18%, expected dividend yield of 0%, expected term of 2 years using the simplified method and expected volatility of 117% based on calculated volatility. The Company recorded the fair value of the stock options, in the amount of $94,915, as deferred compensation which is being amortized over the vesting period. During the six months ended June 30, 2024 and 2023, the Company amortized $0 and $8,474 of the deferred compensation which was recorded as compensation expenses in the unaudited consolidated statement of operations and comprehensive loss, respectively. As of June 30, 2024 and December 31, 2023, there was no remaining deferred compensation related to these issuances. (see Note 6).

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

University of Maryland, Baltimore - License Agreement for Development and Use of Joint-Homing Peptides

Commercial Evaluation License and Option Agreement with the University of Maryland, Baltimore

Effective as of February 26, 2021, the Company, through its wholly-subsidiary, Silo Pharma, Inc., and University of Maryland, Baltimore (“UMB”) (collectively as “Parties”), entered into a commercial evaluation license and option agreement (“License Agreement”), which granted the Company an exclusive, non-sublicensable, non-transferable license with respect to the exploration of the potential use of joint-homing peptides for use in the investigation and treatment of arthritogenic processes. The License Agreement also granted the Company an exclusive option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license (“Exclusive Option”) with respect to the subject technology. On July 6, 2021, the Company entered into a First Amendment Agreement (“First Amendment”) with UMB to extend the term of the original License Agreement by an additional six months such that the First Amendment was effective until February 25, 2022. On January 28, 2022, the Parties entered into a second amendment to the License Agreement to extend the term of the original license agreement until December 31, 2022. On June 22, 2022, the Parties entered into a third amendment to the License Agreement (“Third Amendment”). The Third Amendment expanded the scope of the license granted in the License Agreement to add additional patent rights with respect to an invention generally known as Peptide-Targeted Liposomal Delivery for Treatment Diagnosis, and Imaging of Diseases and Disorders. In consideration of the licenses granted under this Third Amendment, the Company agreed to pay a one-time, non-refundable fee of $2,500 which was recorded as research and development expense in the unaudited consolidated statement of operations and comprehensive loss during the year ended December 31, 2022. On December 16, 2022, the Company and UMB entered into a fourth amendment to License Agreement (the “Fourth Amendment”) to extend the term of the License Agreement until March 31, 2023. In addition, the parties agreed in the Fourth Amendment to allow the Company to extend the term of the License Agreement to June 30, 2023 by paying UMB a fee of $1,000 on or before February 28, 2023. This fee was paid and the term of the License Agreement was extended to June 30, 2023. In February 2023, upon payment of the extension fee of $1,000, the Company recorded license fees of $1,000 which are included in research and development expenses on the accompanying unaudited consolidated statement of operations and comprehensive loss. On June 28, 2023, the Company and UMB entered into a fifth amendment to License Agreement (the “Fifth Amendment”) to extend the term of the License Agreement until September 30, 2023. The Company may at its option extend this Agreement until December 31, 2023, by providing written notice to University on or before August 31, 2023, and by paying an additional license fee of $2,500. This fee was paid and the term of the License Agreement was extended to December 31, 2023. In August 2023, upon payment of the extension fee of $2,500, the Company recorded license fees of $2,500 which are included in research and development expense on the accompanying unaudited consolidated statement of operations and comprehensive loss. As of December 31, 2023, the Company decided not to extend this License Agreement and will not continue to pursue this license.

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

June 30, 2024

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

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments (see below for payment terms), (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. The Company paid to UMB a license fee of $75,000, which was paid as follows: (a) $25,000 was due and paid within 30 days following the effective date; and (b) $50,000 was paid in February 2022. The license fee is non-refundable and is not creditable against any other fee, royalty or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The $75,000 license fee was recorded as a prepaid expense and is being amortized over the 15-year term. During the six months ended June 30, 2024 and 2023, the Company recognized license fees of $2,500 and $2,500, respectively, from the amortization of prepaid license fees, which is included in costs of revenues on the accompanying unaudited consolidated statements of operations. On June 30, 2024, prepaid expense and other current assets – current amounted to $5,000 and prepaid expense – non-current amounted to $53,125. On December 31, 2023, prepaid expense and other current assets – current amounted to $5,000 and prepaid expense – non-current amounted to $55,625 as reflected in the unaudited consolidated balance sheets.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below - Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. During the six months ended June 30, 2024 and 2023, the Company recognized license fees of $419 and $419, respectively, from the amortization of the sublicense fee. On June 30, 2024, prepaid expense and other current assets – current amounted to $838 and prepaid expenses – non-current amounted to $8,939. On December 31, 2023, prepaid expense and other current assets – current amounted to $838 and prepaid expenses – non-current amounted to $9,358 as reflected in the unaudited consolidated balance sheets.

Exclusive License Agreement with the Trustees of Columbia University in the City of New York

On July 1, 2024 (, the Company entered into an exclusive license agreement (the “Columbia License Agreement”) with Columbia University (“Columbia”) with an effective date of June 28, 2024 (the “Effective Date”) and pursuant to which the Company has been granted exclusive rights to certain patents and technical information to develop, manufacture and commercialize Products (as defined in the Columbia License Agreement), including therapies for stress-induced affective disorders and other conditions. The term of the Columbia License Agreement shall commence on the Effective Date and shall continue on a country-by-country and product-by-product basis until the latest of: (a) the date of expiration of the last to expire of the issued Patents (as defined in the Columbia License Agreement), (b) 20 years after the first bona fide commercial sale of the Product in the country in question, or (c) expiration of any market exclusivity period granted by a regulatory agency for a Product in the country in question. Pursuant to the Columbia License Agreement, the Company agreed to pay Columbia:

(i)	an initial license fee of $50,000 due on the Effective Date and included in intangible assets and accounts payable on the accompanying unaudited consolidated balance sheet as of June 30, 2024.

(ii)	an annual license fee of $25,000 payable on the 1st and 2nd anniversary of the Effective Date and an annual license fee of $50,000 payable on the third and subsequent anniversary of the Effective Date.

(iii)	Royalties as follows:

(A)	Concerning sales of Products by the Company, its Designees, or their Affiliates in the Territory, a non-refundable and non-recoverable royalty of the following on a country-by-country and Product-by-Product basis:

(1)	4% of Net Sales of Patent Products; and

(2)	2% of Net Sales of Technology Products.

(B)	No later than 30 days following the second (2nd) anniversary of the first bona fide commercial sale of a Product by the Company, a Sublicensee, a Designee, or any of their Affiliates to a Third-Party customer, and the first business day of each January after that, the Company shall pay Columbia a non-refundable and non-recoverable minimum royalty payment in the amount of $500,000. The Company may credit each minimum royalty payment against earned royalties accrued during the same calendar year in which the minimum royalty payment is due and payable. To the extent minimum royalty payments exceed the earned royalties accrued during the same calendar year, the Company may not carry over this excess amount to any other year, either to decrease the earned royalties due in that year or to decrease the minimum royalty payments due in that year; and

(iv)	Trigger Event Fee: The Company shall pay Columbia a Trigger Event Fee within 30 days after the Initial Date or, if later, within 10 days following the date upon which the Trigger Event Fee. A Trigger Event means any Assignment of the Columbia License Agreement or Change of Control and a Trigger Event Fee shall mean an additional cash license fee equal to 5% of the Business Valuation, as defined in the agreement.

(v)	The Company shall reimburse Columbia for patent expenses as follows:

(i)	The Company shall reimburse Columbia for the actual fees, costs, and expenses Columbia has incurred before, on, and after the Effective Date in preparing, filing, prosecuting, and maintaining the Patents (and those patents and patent applications to which Patents claim priority) (collectively “Patent Expenses”). Patent Expenses include, without limitation, legal fees, the costs of any interference proceedings, oppositions, re-examinations, or any other ex parte or inter partes administrative proceeding before patent offices, taxes, annuities, issue fees, working fees, maintenance fees, and renewal charges, plus a five percent processing fee.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

(ii)	Unreimbursed Patent Expenses that Columbia incurred for legal activities occurring before September 30, 2021 are “Past Patent Expenses.”

(iii)	Columbia, using reasonable efforts, estimates that unreimbursed Patent Expenses for legal activities occurring before September 30, 2021 are $197,400 (“Estimated Past Patent Expenses”). The Company shall reimburse Columbia in full no later than thirty (30) days after the Effective Date. On June 28, 2024, the Company considered the Estimated Past Patents Expenses due of $197,400 as part of the cost of entering into the Columbia License Agreement license and accordingly, increased intangible assets and accounts payable by $197,400.

(iv)	The Company will pay any additional unreimbursed Past Patent Expenses within thirty (30) days after receiving an invoice from Columbia for the additional Past Patent Expenses.

(v)	The Company will reimburse Columbia for unreimbursed Patent Expenses incurred by Columbia after the Past Patent Expenses (“Ongoing Patent Expenses”) no later than thirty (30) days after receiving Columbia’s invoice.

(vi)	At Columbia’s election, Columbia may require advance payment of a reasonable estimate of Ongoing Patent Expenses (“Estimated Ongoing Patent Expenses”). Columbia shall give at least thirty (30) days’ notice to the Company before the date the advance payment is due, which payment Columbia may make due up to three months before the date Columbia has chosen for the legal work to be completed. Columbia may credit any unused balance towards future Patent Expenses, or upon the Company’s written request, Columbia shall return the unused balance to the Company. No later than thirty (30) days after receiving an invoice from Columbia for any Patent Expenses incurred over the reasonable estimate, the Company shall reimburse Columbia for the excess amount.

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

June 30, 2024

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

During the six months ended June 30, 2024 and 2023, the Company recognized license fee revenues of $34,375 and $34,375, respectively. On June 30, 2024, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $721,875. On December 31, 2023, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $756,250 as reflected in the unaudited consolidated balance sheets.

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

Pursuant to the Sublicense Agreement, Aikido agreed to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. During the six months ended June 30, 2024 and 2023, the Company recognized revenue of $1,676 and $1,676, respectively. On June 30, 2024, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $35,754, and on December 31, 2023, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $37,430 as reflected in the unaudited consolidated balance sheets.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

Sponsored Research Agreement with The Regents of the University of California

On June 1, 2021 (the “Effective Date”), the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. Pursuant to the Agreement, the Company shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement was effective for a period of two years from the Effective Date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. During the years ended December 31, 2022 and 2021, pursuant to the Sponsored Research Agreement, the Company paid to UCSF $181,710 and $100,570, respectively, which were recorded to prepaid expense and other current assets – current to be amortized over the two-year period. During the year ended December 31, 2023, the Company paid the remaining amount due of $60,570. During the six months ended June 30, 2024 and 2023, the Company recorded research and development expenses of $0 and $71,427, respectively, from the amortization of the prepaid research and development fees. On June 30, 2024 and December 31, 2023, there were no remaining prepaid research and development fees relating to this agreement.

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

The Company paid the first payment of $92,095 on September 1, 2021 and on August 31, 2022, the Company paid the second payment of $92,095. These payments were recorded to prepaid expense and other current assets – current to be amortized into research and development expense during the years ended December 31, 2022 and 2021. During the six months ended June 30, 2024 and 2023, there were no recorded research and development expenses from the amortization of these prepaid research and development fees and other expenses. On June 30, 2024 and December 31, 2023, the Company owed UMB $92,095 which was included in accounts payable on the accompanying unaudited consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

Sponsored Research Agreement with Columbia University

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University pursuant to which the Company has been granted an option to license certain assets currently under development, including assets related to the potential treatment of patients suffering from Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the date of the exercise of the option. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to post-traumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. The Company paid the first payment of $430,825 in November 2021 and the second payment of $430,825 in July 2022, which were recorded to prepaid expense and other current assets – current to be amortized over the estimated project timeline of twelve months. On October 13, 2022, the Company entered into an amendment to the Columbia Agreement (the “Columbia Amendment”), pursuant to which the parties agreed to extend the payment schedule, whereby the third payment of $430,825 was due in March 2023. In August 2023, the Company paid $100,000 of this balance and $330,825 of such payment remains unpaid as of June 30, 2024 and December 31, 2023, which is included in accounts payable on the accompanying unaudited consolidated balance sheet. The remaining payment of $143,607 is due upon completion.

During the six months ended June 30, 2024 and 2023, the Company recorded research and development expense of $0 and $215,412, respectively, from the amortization of the prepaid research and development fees. As of June 30, 2024, the Company estimates that this research project is approximately 90% complete.

Research Agreement with Reprocell

On October 25, 2022, (the “Effective Date”), the Company entered into a research agreement (the “Reprocell Research Agreement”) with Reprocell Europe Ltd. (“Reprocell”) pursuant to which Reprocell shall conduct a study to assess the binding of a peptide on healthy and rheumatoid arthritis synovial tissue. Pursuant to the Reprocell Research Agreement, the Company shall pay Reprocell a total fee of $41,306 to conduct the research over a three-month period. During the year ended December 31, 2022, pursuant to the Reprocell Research Agreement, the Company paid to Reprocell $21,172 which was recorded as prepaid expense and other current assets – current to be amortized over the three-month period. During the six months ended June 30, 2024 and 2023, the Company recorded research and development expense of $0 and $13,944 from the amortization of the prepaid research and development fees and the payment of other fees. As of June 30, 2024 and December 31, 2023, accounts payable and accrued expenses related to this research agreement were $0 and $5,891, respectively.

Research Agreements with Upperton Pharma Solutions

On February 28, 2023 and October 16, 2023, (the “Effective Dates”), the Company entered into research agreements (the “Upperton Research Agreements”) with Upperton Pharma Solutions (“Upperton”) pursuant to which Upperton shall conduct a study to support the development and feasibility of Prucalopride nasal solutions. Pursuant to the October 16, 2023 Upperton Research Agreement, the Company shall pay Upperton an aggregate total fee of approximately 216,210 British Pound (GBP) (approximately $272,620) to conduct the research, which will expensed over the research period. During the year ended December 31, 2023, pursuant to the Upperton Research Agreements, the Company paid Upperton $177,903. During the six months ended June 30, 2024 and 2023, the Company recorded research and development expense of $181,944 and $27,423, respectively, from the amortization of the prepaid research and development fees. As of June 30, 2024 and December 31, 2023, accounts payable and accrued expenses related to Upperton research agreements were $61,945 and $34,525, respectively.

Research Agreement with AmplifyBio

On October 16, 2023 and May 5, 2024, (the “Effective Dates”), the Company entered into research agreements (the “AmplifyBio Research Agreements”) with AmplifyBio, LLC. (“AmplifyBio”) pursuant to which AmplifyBio shall conduct a study in rates to investigate intranasal administration of a novel drug product. Pursuant to the AmplifyBio Research Agreements, the Company shall pay AmplifyBio a total fee of $958,700 to conduct the research. During the year ended December 31, 2023, pursuant to the October 16, 2023 AmplifyBio Research Agreement, the Company paid AmplifyBio $182,980 which was recorded as prepaid expense and other current assets – current, and was amortized into research and development expense during 2023. During the six months ended June 30, 2024 and 2023, pursuant to the AmplifyBio Research Agreements, the Company paid and recorded research and development expense of $119,340 and $0, respectively. As of June 30, 2024, $656,380 of research remains to be billed by AmplifyBio. As of June 30, 2024 and December 31, 2023, accounts payable related to this research agreement were $67,720 and $0, respectively.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

Research Agreement with Sever Pharma Solutions

On April 26, 2023 and June 11, 2024, (the “Effective Dates”), the Company entered into research agreements (the “Sever Pharma Research Agreements”) with Foster Delivery Science, Inc, dba as Sever Pharma Solutions (“Sever Pharma”) pursuant to which Sever Pharma shall conduct a study of pre-clinical extrusion of proof-of-concept of PLGA/Ketamine Implants and extrusion of ketamine loaded implants including analytical testing and sterilization. Pursuant to the Sever Pharma Research Agreements, the Company shall pay Sever Pharma a total fee of $654,510 to conduct the research plus the cost of change orders, as needed. During the six months ended June 30, 2024 and year ended December 31, 2023, the Company paid Sever Pharma $181,746 and $26,612, respectively. During the six months ended June 30, 2024 and 2023, pursuant to this agreement, the Company recorded research and development expense of $217,664 and $0, respectively. As of June 30, 2024, $452,241 of research remains to be billed by Sever Pharma pursuant to this agreement. As of June 30, 2024 and December 31, 2023, accounts payable related to this research agreement were $35,918 and $0, respectively.

During the six months ended June 30, 2024 and 2023, the Company entered into other research and development agreements. In connection with such agreements, the Company recorded research and development expenses of $18,472 and $32,849, respectively.

On June 30, 2024, future amounts due under sponsored study and research agreements between the Company and vendors is as follows:

Year ended June 30,	Amount
2025	$1,878,928
Total	$1,878,928

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

Pursuant to the terms of the JV Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the JV Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of June 30, 2024 and December 31, 2023 and as of the current date of this report, the joint venture entity has not been formed yet.

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

Amended Service Agreement

On September 10, 2021 (“Effective Date”), the Company entered into an Amendment Agreement (“Amended Service Agreement”) to a certain service agreement dated on September 8, 2020 with the University of Texas (“University”) at Austin whereby the University will provide advisory service and assist the Company on identifying license and sponsored research opportunities for the Company. The Company shall pay the University $5,000 per quarter starting on the Effective Date. Any cost incurred will be reimbursed only after prior written consent by the Company. The term of the Amended Service Agreement is for 36 months unless earlier terminated by either party upon giving a written notice as defined in the agreement. During the six months ended June 30, 2024 and 2023, the Company paid $10,000 and $15,000, respectively, related to this agreement which in included in professional fees on the accompanying unaudited consolidated statements of operations.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

NOTE 9 – SUBSEQUENT EVENTS

Exclusive License Agreement with the Trustees of Columbia University in the City of New York

See “Note 8—Commitments and Contingencies-- License Agreements between the Company and Vendors--Exclusive License Agreement with the Trustees of Columbia University in the City of New York” above for a discussion of the Company’s license agreement with Columbia University.

Sale of Common Stock and Warrants

On July 18, 2024, the Company entered into a securities purchase agreement (the “July 2024 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 763,638 shares (the “Shares”) of common stock of the Company (the “Common Stock”), at a purchase price of $2.75 per share of Common Stock (the “Offering”). The shares of Common Stock were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-276658), which was declared effective by the Securities and Exchange Commission on January 30, 2024.

Concurrently with the sale of Common Stock, pursuant to the July 2024 Purchase Agreement in a private placement, for each share of Common Stock purchased by the investors, such investors received from the Company an unregistered warrant (the “July 2024 Common Warrants”) to purchase one share of common stock for an aggregate of 763,638 July 2024 Common Warrants. The July 2024 Warrants have an exercise price of $2.75 per share and are exercisable immediately upon issuance for a five-year period.

The closing of the sales of these securities under the July 2024 Purchase Agreement took place on July 22, 2024. The gross proceeds from the offering were $2,100,005, prior to deducting placement agent’s fees and other offering expenses payable by the Company, and the Company received net proceeds of $1,780,555, net of Underwriters discounts and offering costs of $269,450 and legal fees of $50,000. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes.

The Common Warrants and the Common Warrant Shares were sold without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

On April 23, 2024, the Company entered into an engagement agreement with H.C. Wainwright & Co., LLC, as exclusive placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as placement agent on a reasonable “best efforts” basis in connection with the Offering. The Company agreed to pay the Placement Agent an aggregate cash fee equal to 7.5% of the gross proceeds from the sale of securities in the Offering and a management fee equal to 1.0% of the gross proceeds raised in the Offering. The Company also agreed to issue the Placement Agent (or its designees) a warrant (the “Placement Agent Warrant”) to purchase up to 7.5% of the aggregate number of shares of Common Stock sold in the offering. In connection with the July 18, 2024 Purchase Agreement, the Company paid the Placement Agent a cash fee and management fee of $178,500 and the Placement Agent received Placement Agent Warrants to purchase up to 57,273 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, or $3.4375 per share. The Placement Agent Warrants are exercisable immediately upon issuance for a period of five years following the commencement of the sales pursuant to the Offering. In addition, the Company paid to pay the Placement Agent $25,000 for non-accountable expenses, $50,000 for legal expenses and other out-of-pocket expenses and $15,950 for clearing fees.

Pursuant to the terms of the Purchase Agreement and subject to certain exceptions as set forth in the Purchase Agreement, from the date of the Purchase Agreement until fifteen days after the Closing Date, neither the Company nor any Subsidiary shall issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents. In addition, until the one year from the Closing Date, the Company is prohibited from entering into a Variable Rate Transaction (as defined in the Purchase Agreement), subject to certain limited exceptions.

Each of our executive officers and directors have agreed, subject to certain exceptions, not to dispose of or hedge any shares of Common Stock or securities convertible into or exchangeable for shares of Common Stock during the period from the date of the lock-up agreement continuing through the fifteen (15) days after the closing of this offering.

The Company has agreed to file a registration statement on Form S-3 (or other appropriate form if the Company is not then S-3 eligible) providing for the resale of the Common Warrant Shares (the “Resale Registration Statement”) within 45 calendar days of the date of the Purchase Agreement (the “Filing Date”), and to use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC within 75 calendar days following the date of the Filing Date and to keep the Resale Registration Statement effective at all times until the Holders no longer own any Common Warrants or Common Warrant Shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

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

SPC-15

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University pursuant to which the Company has been granted an option to license certain assets currently under development, including assets related to SPC-15 for the treatment of depression disorders. On September 22, 2022, we entered into a First Amendment to Sponsored Research Agreement with Columbia to extend the term of the Columbia Agreement to conduct further research studies, which extension runs through March 31, 2024. On April 11, 2023 the assets under development for which we have the option to license as described above were issued a patent from the U.S. Patent & Trademark Office (USPTO) for “Biomarkers for Efficacy of Prophylactic Treatments Against Stress-Induced Affective Disorders” (US 11,622,948, B2). The Company exercised its option for an exclusive license agreement for SPC-15, a prophylactic treatment for stress-induced affective disorders including anxiety and PTSD pursuant to which the Company will be granted an exclusive license to further develop, manufacture, and commercialize SPC-15 worldwide. pursuant to an exclusive license agreement entered into on July 1, 2024. See “----License Agreements between the Company and Vendor—Exclusive License Agreement with Columbia University”.

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

On November 15, 2023, the Company entered an exclusive license agreement with Medspray Pharma BV for its proprietary patented soft mist nasal spray technology, as the delivery mechanism for SPC-15, which agreement has an effective date of October 31, 2023. Preclinical and formulation studies were completed in the first half of 2024 and on June 4, 2024 the Company submitted a pre-Investigational New Drug (pre-IND) briefing package and meeting request to the U.S. Food and Drug Administration (FDA) for SPC-15, Silo’s intranasal prophylactic treatment for post-traumatic stress disorder (PTSD) and stress-induced anxiety disorder.

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

SPC-14

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University (“Columbia”) pursuant to which Columbia shall conduct two different studies related to the use of SPC-14 for the treatment of Alzheimer’s. See “Investigator-Sponsored Study Agreements between the Company and Vendors---Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders.” for additional details. In addition, Company has been granted an option to license certain assets currently under development, including SPC-14 for the treatment of Alzheimer’s disease. The Company exercised its option for an exclusive license agreement for SPC-15, a prophylactic treatment for stress-induced affective disorders including anxiety and PTSD pursuant to which the Company was granted an exclusive license to further develop, manufacture, and commercialize SPC-15 worldwide on July 1, 2024. See “----License Agreements between the Company and Vendor—Exclusive License Agreement with Columbia University.”.

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

On January 28, 2022, the Company and UMB entered into a second amendment to the License Agreement dated February 26, 2021 (“Second Amendment”). The Second Amendment extended the term of the License Agreement until December 31, 2022. However, if the Company exercises the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first.

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

Exclusive License Agreement with the Trustees of Columbia University in the City of New York

On July 1, 2024, the Company entered into an exclusive license agreement (the “Columbia License Agreement”) with Columbia University (“Columbia”) with an effective date of June 28, 2024 (the “Effective Date”) and pursuant to which the Company has been granted exclusive rights to certain patents and technical information to develop, manufacture and commercialize Products (as defined in the Columbia License Agreement), including therapies for stress-induced affective disorders and other conditions. The term of the Columbia License Agreement shall commence on the Effective Date and shall continue on a country-by-country and product-by-product basis until the latest of: (a) the date of expiration of the last to expire of the issued Patents (as defined in the Columbia License Agreement), (b) 20 years after the first bona fide commercial sale of the Product in the country in question, or (c) expiration of any market exclusivity period granted by a regulatory agency for a Product in the country in question

Joint Venture Agreement with Zylö Therapeutics, Inc. for Z-pod™ Technology

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

Pursuant to the terms of the Joint Venture Agreement, (A) the Company shall contribute (1) $225,000 and (2) its expertise and the expertise of its science advisory board and (B) ZTI shall contribute (1) certain rights to certain of its patented technology as set forth in the JV Agreement, (2) a license to the know-how and trade secrets with respect to its Z-pod™ technology for the loading and release of ketamine, (3) ketamine to be used for clinical purposes, (4) reasonable use of its facilities and permits and (5) its expertise and know-how. Pursuant to the Joint Venture Agreement, 51% of the interest in the Joint Venture shall initially be owned by the Company and 49% of the interest in the Joint Venture shall initially be owned by ZTI, subject to adjustment in the event of additional contributions by either party. Notwithstanding the foregoing, in no event shall either party own more than 60% of the interest in the Joint Venture. As of June 30, 2024 and as of the current date of this Annual Report, the joint venture entity has not been formed yet.

Furthermore, pursuant to the terms of the JV Agreement, ZTI shall grant the Joint Venture a sublicense pursuant to its license agreement (the “License Agreement”) with Albert Einstein College of Medicine dated November 27, 2017, in the event that the Company or a third party makes a request indicating that the patented technology (the “Patented Technology”) licensed to ZTI pursuant to the License Agreement is needed to advance the development of the Joint Venture or it is contemplated or determined that the Patented Technology will be sold. Furthermore, pursuant to the JV Agreement, ZTI granted the Company an exclusive option to enter into a separate joint venture for the clinical development of psilocybin using ZTI’s Z-pod™ technology on the same terms and conditions set forth in the JV Agreement, which option shall expire 24 months after the JV Effective Date. We do not intend to continue with Zylo and have entered into an agreement to develop a polymer implant for dosage and time release of Ketamine for chronic pain and Fibromyalgia.Exclusive License Agreement between Medspray Pharma BV and the Company

On November 15, 2023, we entered into an Exclusive License Agreement (the “Medspray License Agreement”) with Medspray Pharma BV (“Medspray”) pursuant to which Medspray granted us an exclusive, non-revocable, worldwide royalty bearing license for Medspray’s proprietary patented soft mist nasal spray technology for marketing, promotion, sale and distribution of the products licensed by Medspray to us under the Medspray License Agreement. The Medspray License Agreement has an effective date of October 31, 2023 and expires on the earlier of (i) termination of the Medspray License Agreement or expiry of all Medspray license rights in the United States, Germany, United Kingdom, Spain, Italy and France. In consideration of the exclusive rights granted by Medspray to us, we agreed to pay Medspray a royalty on a quarterly basis equal to 5% of net sales. The term of the agreement commences on the effective date and continues until the earlier of (i) expiration of the last to expire of Medspray’s patent rights or (ii) December 31, 2023 (the “Initial Term”) at which time, the Medspray License Agreement will automatically renew for a successive period of three (3) years, unless terminated by either party upon one year prior written notice prior to the end of any term; provided, however, the Medspray may terminate the Medspray License Agreement immediately if fail to have any licensed product under the Medspray License Agreement registered with the FDA or EMA by July 1, 2028 or has filed to reach the point of first sale of any licensed product under the Medspray License Agreement by July 1, 2028.

Select Investigator-Sponsored Study Agreements between the Company and Vendors

Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders

On October 1, 2021, the Company entered into a sponsored research agreement with Columbia University (“Columbia”) pursuant to which Columbia shall conduct two different studies related to all uses of Ketamine or its metabolites in combination with Prucalopride, one of which is related to Alzheimer’s and the other of which is related to Depression, PTSD and Stress Projects. In addition, Company has been granted an option to license certain assets currently under development, including Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If the Company elects to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the dated of the exercise of the option. The Company exercised its option for an exclusive license agreement for SPC-15, a prophylactic treatment for stress-induced affective disorders including anxiety and PTSD pursuant to which the Company was granted an exclusive license to further develop, manufacture, and commercialize SPC-15 worldwide. See “---License Agreements between the Company and Vendor—Exclusive License Agreement with Columbia University.”. Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to posttraumatic stress disorder. During a one-year period from the date of this agreement, the Company shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and, (iv)10% at completion of the project. On October 13, 2022, the Company entered into an amendment of the sponsored research agreement pursuant to which the parties agreed to extend the payment schedule until March 31, 2024. The Company paid the first payment of $430,825 in November 2021 and the second payment of $430,825 in July 2022.

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

Stock Repurchase Plan

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1,000,000 of our issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. On January 9, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024 and on April 4, 2024, the stock Repurchase Plan was extended to April 30, 2024. During the year ended December 31, 2023, the Company purchased 252,855 shares of common stock for a cost of $471,121, which is reflected in treasury stock on the accompanying unaudited consolidated balance sheet During the six months ended June 30, 2024, the Company purchased 102,855 shares of common stock for a cost of $173,113. As of June 30, 2024, the Company had repurchased an aggregate of 355,710 shares of its common stock for a total cost of $644,234 pursuant to its Stock Repurchase Program.

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

On June 30, 2024 and December 31, 2023, short-term investments, at fair value, amounted to $3,102,240 and $4,140,880, respectively.

Recent Developments

July 2024 Registered Direct Offering and Concurrent Private Placement

On July 18, 2024, we entered into a securities purchase agreement (the “July 2024 Purchase Agreement”) with certain institutional investors, pursuant to which we agreed to sell 763,638 shares (the “July 2024 Shares”) of our common stock, at a purchase price of $2.75 per share (the “July 2024 Offering”) for gross proceeds of approximately $2.1 million, prior to deducting placement agent’s fees and other offering expenses payable by us. We intend to use the net proceeds from the offering for working capital and other general corporate purposes. The shares were offered pursuant to our shelf registration statement on Form S-3 (File No. 333-276658), which was declared effective by the Securities Exchange Commission on January 30, 2024.

Concurrently with the sale of July 2024 Shares pursuant to the July 2024 Purchase Agreement in a private placement, for each share of Common Stock purchased by the investors, such investors received an unregistered warrant (the “July 2024 Investor Warrant”) to purchase one share of Common Stock, or 763,638 shares in the aggregate (the “July 2024 Investor Warrant Shares”). The July 2024 Investor Warrants have an exercise price of $2.75 per share, and are exercisable immediately upon issuance for a five-year period.

The closing of the sales of these securities under the Purchase Agreement took place on July 22, 2024.

On April 23, 2024, we entered into an engagement agreement with H.C. Wainwright & Co., LLC, as exclusive placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as placement agent on a reasonable “best efforts” basis in connection with the July 2024 Offering. We agreed to pay the Placement Agent an aggregate cash fee equal to 7.5% of the gross proceeds from the sale of securities in the Offering and a management fee equal to 1.0% of the gross proceeds raised in the Offering. We issued the Placement Agent’s designees warrants (the “July 2024 Placement Agent Warrants”) to purchase up to 7.5% of the aggregate number of July 2024 Shares, or warrants to purchase up to 57,273 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, or $3.4375 per share. The July 2024 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years following the commencement of the sales pursuant to the July 2024 Offering.

Exclusive License Agreement with Columbia University

On July 1, 2024, we entered into an Exclusive License Agreement with Columbia University with an effective date of June 28, 2024 under which we were granted an exclusive license to further develop, manufacture, and commercialize SPC-15 worldwide. See “----License Agreements between the Company and Vendor—Exclusive License Agreement with Columbia University.”

Pre-IND Submission

On June 4, 2024, we submitted a pre-Investigational New Drug (pre-IND) briefing package and meeting request to the U.S. Food and Drug Administration (FDA) for SPC-15, Silo’s intranasal prophylactic treatment for post-traumatic stress disorder (PTSD) and stress-induced anxiety disorder.

June 2024 Registered Direct Offering and Concurrent Private Placement

On June 4, 2024, we entered into a securities purchase agreement (the “June 2024 Purchase Agreement”) with certain institutional investors, pursuant to which we agreed to sell to such investors 883,395 shares (the “June 2024 Shares”) of Common Stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 34,037 shares of Common Stock (the “June 2024 Pre-Funded Warrant Shares”), having an exercise price of $0.0001 per share, at a purchase price of $2.18 per share of Common Stock and a purchase price of $2.1799 per Pre-Funded Warrant (the “June 2024 Offering”). The shares of Common Stock and Pre-Funded Warrants (and shares of common stock underlying the Pre-Funded Warrants) were offered by us pursuant to its shelf registration statement on Form S-3 (File No. 333-276658), which was declared effective by the Securities and Exchange Commission on January 30, 2024.

Concurrently with the sale of June 2024 Shares and/or the Pre-Funded Warrants, pursuant to the June 2024 Purchase Agreement in a private placement, for each share of Common Stock and/or Pre-Funded Warrant purchased by the investors, such investors received an unregistered warrant (the “June 2024 Investor Warrant”) to purchase one share of Common Stock, or 917,432 shares of Common Stock in the aggregate (the “June 2024 Investor Warrant Shares”). The warrants have an exercise price of $2.06 per share and are exercisable immediately upon issuance for a five-year period.

The closing of the sales of these securities under the June 2024 Purchase Agreement took place on June 6, 2024. The gross proceeds from the offering were approximately $2 million, prior to deducting placement agent’s fees and other offering expenses payable by the Company. We intend to use the net proceeds from the offering for working capital and other general corporate purposes.

On April 23, 2024, we entered into an engagement agreement with H.C. Wainwright & Co., LLC, as exclusive placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as placement agent on a reasonable “best efforts” basis in connection with the Offering. We agreed to pay the Placement Agent an aggregate cash fee equal to 7.5% of the gross proceeds from the sale of securities in the Offering and a management fee equal to 1.0% of the gross proceeds raised in the Offering. We also issued the Placement Agent’s designees warrants (the “June 2024 Placement Agent Warrants”) to purchase up to 7.5% of the aggregate number of shares of Common Stock and/or Pre-Funded Warrants sold in the offering, or warrants to purchase up to 68,807 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, or $2.725 per share. The June 2024 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years following the commencement of the sales pursuant to the June 2024 Offering.

Results of Operations

Comparison of Our Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

The following table summarizes the results of operations for the three and six months ended June 30, 2024 and 2023 and were based primarily on the comparative unaudited consolidated financial statements, footnotes and related information for the periods identified and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
License fee revenues	$18,025	$18,025	$36,051	$36,051
Cost of revenues	(1,459)	(1,459)	(2,919)	(2,919)
Gross profit	16,566	16,566	33,132	33,132
Operating expenses	(1,019,340)	(1,131,551)	(1,915,419)	(1,951,602)
Loss from operations	(1,002,774)	(1,114,985)	(1,882,287)	(1,918,470)
Other income (expense), net	70,995	102,034	148,841	(877)
Net loss	$(931,779)	$(1,012,951)	$(1,733,446)	$(1,919,347)

Revenues

During the three and six months ended June 30, 2024 and 2023, we generated minimal revenues from operations. For the three months ended June 30, 2024 and 2023, revenues amounted to $18,025 and $18,025, respectively. For the six months ended June 30, 2024 and 2023, revenues amounted to $36,051 and $36,051, respectively. Such revenues are related to the Aikido License and Sublicense Agreement and are recognized over the term of the related license agreement.

Cost of Revenues

During the three months ended June 30, 2024 and 2023, cost of revenues amounted to $1,459 and $1,459, respectively. During the six months ended June 30, 2024 and 2023, cost of revenues amounted to $2,919 and $2,919, respectively. Cost of revenues consists of license fees related to the UMB License and Sublicense Agreement, which are being amortized into cost of revenues over the terms of their respective agreement.

Operating Expenses

For the three and six months ended June 30, 2024 and 2023, total operating expenses consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Compensation expense	$168,381	$169,186	$341,727	$331,443
Professional fees	386,465	570,295	641,067	935,565
Research and development	392,824	130,719	774,889	333,632
Insurance expense	21,101	22,251	42,805	46,896
Selling, general and administrative expenses	50,569	239,100	114,931	304,066
Total operating expenses	$1,019,340	$1,131,551	$1,915,419	$1,951,602

●	Compensation Expense:

For the three months ended June 30, 2024 and 2023, compensation expense amounted to $168,381 and $169,186, respectively, a decrease of $805, or 0.5%. This decrease resulted from a decrease in stock-based compensation of $4,237, offset by an increase in payroll expense and related benefits of $3,432.

For the six months ended June 30, 2024 and 2023, compensation expense was $341,727 and $331,443, respectively, an increase of $10,284, or 3.1%. This increase resulted from an increase in payroll expense and related benefits of $18,758, offset by a decrease in stock-based compensation of $8,474.

●	Professional Fees:

For the three months ended June 30, 2024 and 2023, professional fees were $386,465 and $570,295 and, respectively, a decrease of $183,830, or 32.2%. The decrease was primarily attributable to a decrease in legal fees of $173,699, a decrease in other consulting fees of $142,279, and a decrease in stock-based consulting fees of $33,775 related to the amortization of prepaid expense on previously issued shares to consultants for business advisory and strategic planning services, offset by an increase in investor relations of $159,500, and an increase in accounting and auditing fees of $6,423. During the three months ended June 30, 2024, we reimbursed Columbia University $6,673 related to patent related legal fees incurred by them on our behalf.

For the six months ended June 30, 2024 and 2023, professional fees were $641,067 and $935,565 and, respectively, a decrease of $294,498, or 31.5%. The decrease was primarily attributable to a decrease in other consulting fees of $244,923, a decrease in legal fees of $147,791, and a decrease in stock-based consulting fees of $67,550 related to the amortization of prepaid expense on previously issued shares to consultants for business advisory and strategic planning services, offset by an increase in investor relations of $156,612, and an increase in accounting and auditing fees of $9,154. During the six months ended June 30, 2024, we reimbursed Columbia University $18,140 related to patent related legal fees incurred by them on our behalf.

●	Research and Development:

For the three months ended June 30, 2024 and 2023, we incurred research and development expense of $392,824 and $130,719, respectively, an increase of $262,105, or 200.5%. For the six months ended June 30, 2024 and 2023, we incurred research and development expense of $774,889 and $333,632, respectively, an increase of $441,257, or 132.3%.

The increase was a result of an increase in research and development costs in connection with the Investigator-sponsored Study Agreement with UCSF, UMB, Columbia University, and other parties.

●	Insurance Expense:

For the three months ended June 30, 2024 and 2023, insurance expense was $21,101 and $22,251, respectively, a decrease of $1,151, or 5.2%. For the six months ended June 30, 2024 and 2023, insurance expense was $42,805 and $46,896, respectively, a decrease of $4,092, or 8.7%.

This decrease was a result of decrease in the cost of renewal of the D&O insurance policy.

●	Selling, General and Administrative Expenses:

Selling, general and administrative expenses include advertising and promotion, patent related expenses, public company expenses, custodian fees, bank service charges, travel, and other office expenses.

For the three months ended June 30, 2024 and 2023, selling, general and administrative expenses were $50,569 and $239,100, respectively, a decrease of $188,528 or 78.8%. The decrease was primarily attributed to a decrease in Delaware franchise taxes of $200,000 resulting from a reincorporation of the Company in Nevada, offset by a net increase in other general and administrative expenses of $11,401.

For the six months ended June 30, 2024 and 2023, selling, general and administrative expenses were $114,931 and $304,066, respectively, a decrease of $189,135 or 62.2%. The decrease was primarily attributed to a decrease in Delaware franchise taxes of $214,967 resulting from a reincorporation of the Company in Nevada, offset by a net increase in other general and administrative expenses of $14,363.

Loss from Operations

For the three months ended June 30, 2024 and 2023, loss from continuing operations amounted to $1,002,774 and $1,114,985 respectively, a decrease of $112,211, or 10.1%. For the six months ended June 30, 2024 and 2023, loss from continuing operations amounted to $1,882,287 and $1,918,470, respectively, a decrease of $36,183, or 1.9%.

The decrease was primarily a result of the changes in operating expenses discussed above.

Other Income (Expenses), net

For the three months ended June 30, 2024 and 2023, other income, net amounted to $70,995 and $102,034, respectively, a decrease of $31,039, or 30.4%. The decrease in other income, net was primarily due to a decrease in interest and dividend income of $32,541, and an increase in foreign currency transaction loss of $2,929, offset by a decrease in net unrealized loss on equity investment of $3,508, and a decrease in net realized loss on short-term investments of $920.

For the six months ended June 30, 2024 and 2023, other income (expense), net amounted to $148,841 and $(877), respectively, a positive change of $149,718, or 17,078.2%. The positive change in other income (expenses), net was primarily due to a decrease in penalty expense of $166,034 which was incurred due to the early termination of a certificate of deposit, a decrease in net unrealized loss on equity investment of $3,118, a decrease in net realized loss on short-term investments of $1,154, offset by an increase in foreign currency transaction loss of $11,624, a decrease in interest and dividend income of $8,753, and an increase in interest expense of $211.

Net Loss

For the three months ended June 30, 2024, net loss amounted to $931,779 or $0.31 loss per common share (basic and diluted), as compared to net loss of $1,012,951, or $0.32 loss per common share (basic and diluted) for the three months ended June 30, 2023, a decrease of $81,172, or 8.0%. For the six months ended June 30, 2024, net loss amounted to $1,733,446 or $0.59 loss per common share (basic and diluted), as compared to net loss of $1,919,347, or $0.61 loss per common share (basic and diluted) for the six months ended June 30, 2023, a decrease of $185,901, or 9.7%.

The changes were primarily a result of the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $6,405,949, $3,102,240 in short-term investments, and $4,506,300 in cash and cash equivalents as of June 30, 2024, and working capital of $6,905,568, $4,140,880 in short-term investments and $3,524,308 in cash and cash equivalents as of December 31, 2023, respectively.

	June 30, 2024	December 31, 2023	Working Capital Change	Percentage Change
Working capital:
Total current assets	$7,728,828	$7,681,158	$47,670	1%
Total current liabilities	(1,322,879)	(775,590)	(547,289)	(71)%
Working capital:	$6,405,949	$6,905,568	$(499,619)	(7)%

The decrease in working capital of $499,619 was primarily attributable to an increase in current liabilities of $547,289 due to an increase in accounts payable, offset by a net increase in current assets of $47,670.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(1,569,982)	$(1,242,654)
Net cash provided by (used in) investing activities	1,051,868	(9,834,589)
Net cash provided by (used in) financing activities	1,500,106	(130,959)
Net increase (decrease) in cash and cash equivalents	$981,992	$(11,208,202)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 and 2023 were $1,569,982 and $1,242,654, respectively, an increase of $327,328, or 26.3%.

●	Net cash used in operating activities for the six months ended June 30, 2024 primarily reflected a net loss of $1,733,446, adjusted for the add-back of non-cash items such as net realized gain on short-term investments of $1,025, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $101,399, an increase in accounts payable and accrued expenses of $299,889, and a decrease in deferred revenue of $36,051.

●	Net cash used in operating activities for the six months ended June 30, 2023 primarily reflected a net loss of $1,919,347, adjusted for the add-back of non-cash items such as net realized and unrealized loss on equity investments of $5,297, stock-based compensation of $8,474, and amortization of prepaid stock-based professional fees of $67,550, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $50,071, an increase of interest receivable of $2,380, an increase in accounts payable and accrued expenses of $683,874 and a decrease in deferred revenue of $36,051.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities for the six months ended June 30, 2024 and 2023 were $1,051,868 and $(9,834,589), respectively, a positive change of $10,886,457, or 110.7%.

●	Net cash provided by investing activities for the six months ended June 30, 2024 was $1,051,868 which consisted of proceeds from the sale of short-term investments of $1,149,320, offset by aggregate payments for the purchase of short-term investments of $97,452.

●	Net cash used in investing activities for the six months ended June 30, 2023 was $9,834,589 which consisted of aggregate payments for the purchase of short-term investments of $10,352,410 offset by proceeds from the sale of short-term investments of $517,821.

Net Cash Provided by (Used in) Financing Activities

Net cash provided (used) in financing activities for the six months ended June 30, 2024 and 2023 was $1,500,106 and $(130,959), respectively, a positive change of $1,631,065 or 1,245.5%.

●	Net cash provided by financing activities for the six months ended June 30, 2024 was $1,500,106 which consisted of net proceeds from sale of common stock and pre-funded warrants of $1,673,216 and proceeds from the exercise of pre-funded warrants of $3, offset by the purchase of treasury stock of $173,113.

●	Net cash used in financing activities for the six months ended June 30, 2023 was $130,959 which was solely for the purchase of treasury stock.

Cash Requirements

We believe that our current cash and cash equivalent amount and short-term investment amount will provide sufficient cash required to meet our obligations for a minimum of twelve months from the date of this filing.

Other than cash requirements pursuant to research and development agreements, we currently have no other material commitments for any capital expenditures.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, we generated a net loss of $1,733,446 and used cash in operations of $1,322,582 during the six months ended June 30, 2024. Additionally, we have an accumulated deficit of $12,605,257 on June 30, 2024. As of June 30, 2024, we had working capital of $6,405,949.

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

Recently Issued Accounting Standards Not Yet Effective or Adopted

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Issuer Purchases of Equity Securities

On January 26, 2023, our Board of Directors authorized a stock repurchase plan to repurchase up to $1,000,000 of our issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. On January 9, 2024, our Board of Directors approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024 and on April 4, 2024, the stock Repurchase Plan was extended to April 30, 2024. During the year ended December 31, 2023, we purchased 252,855 shares of common stock for a cost of $471,121, which is reflected in treasury stock on the accompanying unaudited consolidated balance sheet. During the six months ended June 30, 2024, we purchased 102,855 shares of common stock for a cost of $173,113. As of June 30, 2024, we have repurchased an aggregate of 355,710 shares of our common stock for a total cost of $644,234 pursuant to its Stock Repurchase Program.

The following is a summary of our common stock repurchases during the quarterly period ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
April 1, 2024 through April 30, 2024	30,065	$1.92	30,065
May 1, 2024 through May 31, 2024	-	$-	-
June 1, 2024 through June 30, 2024	-	$-	-
Total	30,065	$1.92	30,065	$0

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

SILO PHARMA, INC.

Dated: August 13, 2024	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2024	By:	/s/ Daniel Ryweck
	Name:	Daniel Ryweck
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)