Form 10-Q
period 2024-09-30
Silo Pharma, Inc.
filed 2024-11-12
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-41512

SILO PHARMA, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3046338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

677 N. Washington Boulevard Sarasota, Florida	34236
(Address of principal executive offices)	(Zip code)

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of November 12, 2024 was: 4,484,456.

SILO PHARMA, INC. AND SUBSIDIARY
FORM 10-Q
SEPTEMBER 30, 2024

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

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,860,890	$3,524,308
Short-term debt investments	3,154,443	4,140,880
Prepaid expenses and other current assets	246,454	15,970

Total Current Assets	8,261,787	7,681,158

LONG-TERM ASSETS:
Prepaid expenses and other assets - non-current	60,604	64,983
Intangible assets, net	244,308	-

Total Long-Term Assets	304,912	64,983

Total Assets	$8,566,699	$7,746,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$972,730	$703,488
Deferred revenue - current portion	72,102	72,102

Total Current Liabilities	1,044,832	775,590

LONG TERM LIABILITIES:
Deferred revenue - long-term portion	739,604	793,680

Total Long Term Liabilities	739,604	793,680

Total Liabilities	1,784,436	1,569,270

Commitment and Contingencies (see Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized: none designated as of September 30, 2024 and December 31, 2023
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,488,296 and 3,159,096 shares issued and 4,484,456 and 2,906,241 shares outstanding at September 30, 2024 and December 31, 2023, respectively	449	316
Additional paid-in capital	20,302,356	17,525,714
Treasury stock, at cost (3,840 and 252,855 shares on September 30, 2024 and December 31, 2023, respectively)	(6,268)	(471,121)
Accumulated other comprehensive income (loss)	19,797	(6,227)
Accumulated deficit	(13,534,071)	(10,871,811)

Total Stockholders’ Equity	6,782,263	6,176,871

Total Liabilities and Stockholders’ Equity	$8,566,699	$7,746,141

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

LICENSE FEE REVENUES	$18,025	$18,025	$54,076	$54,076

COST OF REVENUES	1,459	1,459	4,378	4,378

GROSS PROFIT	16,566	16,566	49,698	49,698

OPERATING EXPENSES:
Compensation expense	169,736	379,294	511,463	710,737
Professional fees	258,887	338,164	899,954	1,273,729
Research and development	517,548	174,495	1,292,437	508,127
Insurance expense	21,100	25,915	63,905	72,811
Selling, general and administrative expenses	59,350	(127,904)	174,281	176,162

Total operating expenses	1,026,621	789,964	2,942,040	2,741,566

LOSS FROM OPERATIONS	(1,010,055)	(773,398)	(2,892,342)	(2,691,868)

OTHER INCOME (EXPENSE):
Interest and dividend income, net	84,940	116,178	250,159	290,150
Interest expense	(1,081)	(1,078)	(4,810)	(4,596)
Net realized loss on short-term debt investments	-	(1,862)	(1,025)	(4,041)
Penalty from early termination of certificate of deposit	-	-	-	(166,034)
Net unrealized loss on equity investments	-	-	-	(3,118)
Foreign currency transaction loss	(2,618)	-	(14,242)	-

Total other income, net	81,241	113,238	230,082	112,361

LOSS BEFORE PROVISION FOR INCOME TAXES	(928,814)	(660,160)	(2,662,260)	(2,579,507)

Provision for income taxes	-	-	-	-

NET LOSS	$(928,814)	$(660,160)	$(2,662,260)	$(2,579,507)

COMPREHENSIVE LOSS:
Net loss	$(928,814)	$(660,160)	$(2,662,260)	$(2,579,507)

Other comprehensive income (loss):
Unrealized gain (loss) on short-term debt investments	11,771	2,558	26,024	(723)

Total comprehensive loss	$(917,043)	$(657,602)	$(2,636,236)	$(2,580,230)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.22)	$(0.21)	$(0.78)	$(0.82)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	4,301,847	3,108,797	3,410,415	3,140,299

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

			Additional			Accumulated Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity

Balance, December 31, 2023	3,159,096	$316	$17,525,714	252,855	$(471,121)	$(6,227)	$(10,871,811)	$6,176,871

Purchase of treasury stock	-	-	-	72,790	(115,452)	-	-	(115,452)

Unrealized gain on short-term debt investments	-	-	-	-	-	32,331	-	32,331

Net loss	-	-	-	-	-	-	(801,667)	(801,667)

Balance, March 31, 2024	3,159,096	316	17,525,714	325,645	(586,573)	26,104	(11,673,478)	5,292,083

Sale of common stock and pre-funded warrants	883,395	89	1,673,127	-	-	-	-	1,673,216

Exercise of pre-funded warrants	34,037	3	-	-	-	-	-	3

Purchase of treasury stock	-	-	-	30,065	(57,661)	-	-	(57,661)

Unrealized loss on short-term debt investments	-	-	-	-	-	(18,078)	-	(18,078)

Net loss	-	-	-	-	-	-	(931,779)	(931,779)

Balance, June 30, 2024	4,076,528	408	19,198,841	355,710	(644,234)	8,026	(12,605,257)	5,957,784

Sale of common stock and warrants	763,638	76	1,741,446	-	-	-	-	1,741,522

Cancellation of treasury stock	(351,870)	(35)	(637,931)	(351,870)	637,966	-	-	-

Unrealized gain on short-term debt investments	-	-	-	-	-	11,771	-	11,771

Net loss	-	-	-	-	-	-	(928,814)	(928,814)

Balance, September 30, 2024	4,488,296	$449	$20,302,356	3,840	$(6,268)	$19,797	$(13,534,071)	$6,782,263

			Additional			Accumulated Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity

Balance, December 31, 2022	3,158,797	$316	$17,511,589	-	$-	$-	$(7,171,128)	$10,340,777

Accretion of stock options expense to stock based compensation	-	-	4,237	-	-	-	-	4,237

Unrealized gain on short-term debt investments	-	-	-	-	-	5,239	-	5,239

Net loss	-	-	-	-	-	-	(906,396)	(906,396)

Balance, March 31, 2023	3,158,797	316	17,515,826	-	-	5,239	(8,077,524)	9,443,857

Accretion of stock options expense to stock based compensation	-	-	4,237	-	-	-	-	4,237

Purchase of treasury stock	-	-	-	57,335	(130,959)	-	-	(130,959)

Cancellation of treasury stock	(50,000)	(5)	(114,753)	(50,000)	114,758	-	-	-

Unrealized loss on short-term debt investments	-	-	-	-	-	(8,520)	-	(8,520)

Net loss	-	-	-	-	-	-	(1,012,951)	(1,012,951)

Balance, June 30, 2023	3,108,797	311	17,405,310	7,335	(16,201)	(3,281)	(9,090,475)	8,295,664

Accretion of stock options expense to stock based compensation	-	-	4,237	-	-	-	-	4,237

Purchase of treasury stock	-	-	-	71,958	(145,739)	-	-	(145,739)

Unrealized gain on short-term debt investments	-	-	-	-	-	2,558	-	2,558

Net loss	-	-	-	-	-	-	(660,160)	(660,160)

Balance, September 30, 2023	3,108,797	$311	$17,409,547	79,293	$(161,940)	$(723)	$(9,750,635)	$7,496,560

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,662,260)	$(2,579,507)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation and professional fees	-	12,711
Amortization of prepaid stock-based professional fees	-	90,067
Amortization expense	3,092	-
Net realized loss on short-term investments	1,025	-
Net realized loss on equity investments	-	4,041
Net unrealized loss on equity investments	-	3,118
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(226,105)	(29,703)
Interest receivable	-	(3,590)
Accounts payable and accrued expenses	21,842	242,453
Deferred revenue	(54,076)	(54,076)

NET CASH USED IN OPERATING ACTIVITIES	(2,916,482)	(2,314,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term debt investments	1,149,320	1,891,085
Purchase of short-term debt investments	(137,884)	(10,467,096)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,011,436	(8,576,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and pre-funded warrants	1,673,216	-
Proceeds from sale of common stock and warrants	1,741,522	-
Proceeds from exercise of pre-funded warrants	3	-
Purchase of treasury stock	(173,113)	(276,698)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,241,628	(276,698)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,336,582	(11,167,195)

CASH AND CASH EQUIVALENTS - beginning of the period	3,524,308	11,367,034

CASH AND CASH EQUIVALENTS - end of the period	$4,860,890	$199,839

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,810	$4,596
Income taxes	$-	$-

Non-cash investing and financing activities:
Change in accumulated other comprehensive income	$26,024	$723
Increase in intangible assets and accounts payable and accrued expenses	$247,400	$-
Cancellation of treasury stock	$637,966	$114,758

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

On April 8, 2020, the Company incorporated a new wholly-owned subsidiary, Silo Pharma Inc., in the State of Florida.

The Company is a developmental stage biopharmaceutical company developing novel therapeutics that address under-served conditions using therapies that include conventional drugs and psychedelic formulations. The Company is focused on developing (i) an intranasal drug targeting PTSD and stress-induced anxiety disorders (SPC-15); (ii) a time-release ketamine-based loaded implant for fibromyalgia and chronic pain relief (SP-26); (iii) an intranasal compound for the treatment of Alzheimer’s disease (SPC-14); and (iv) a CNS-homing peptide targeting the central nervous system in multiple sclerosis (SPU-16).

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

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company generated a net loss of $2,662,260 and used cash in operations of $2,916,482 during the nine months ended September 30, 2024. Additionally, the Company has an accumulated deficit of $13,534,071 on September 30, 2024. As of September 30, 2024, the Company had working capital of $7,216,955.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and liquid short-term investments to meet its obligations for a minimum of twelve months from the date of this filing.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(UNAUDITED)

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the nine months ended September 30, 2024 and 2023 include the collectability of notes receivable, the percentage of completion of research and development projects, valuation of equity investments, valuation allowances for deferred tax assets, and the fair value of shares and stock options issued for services.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. On September 30, 2024 and December 31, 2023, the Company had cash in excess of FDIC limits of approximately $4,177,000 and $2,805,000, respectively. In connection with the early termination of a certificate of deposit, during the nine months ended September 30, 2023, the Company paid a penalty of $166,034, which is reflected on the accompanying unaudited consolidated statements of operations and comprehensive loss. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments.

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

The Company recorded $11,771 and $26,024 of unrealized gain on short-term investments as a component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024, respectively. The Company recorded $2,558 and $(723) of unrealized gain (loss) as a component of accumulated other comprehensive loss for the three and nine months ended September 30, 2023, respectively.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(UNAUDITED)

Equity Investments, at Fair Value

Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company’s carrying value and the net proceeds received from such disposition. Realized gains and losses on investment transactions are determined by specific identification. Net unrealized gains or losses are computed as the difference between the fair value of the investment and the cost basis of such investment. Net unrealized gains or losses for equity investments are recognized in operations as the difference between the carrying value at the beginning of the period and the fair value at the end of the period. As of September 30, 2024 and December 31, 2023, the Company had no such investments.

Note Receivable

The Company recognizes an allowance for losses on notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current note receivable aging, and expected future write-offs, as well as an assessment of specific identifiable accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recorded as part of general and administrative expenses. As of December 31, 2023, the Company recognized an allowance for loss on the note receivable and accrued interest receivable in an amount equal to the estimated probable losses, and accordingly, the Company recorded bad debt expense of $69,600, which represents the note receivable principal balance of $60,000 and accrued interest receivable of $9,600. As of September 30, 2024, there were no subsequent collections of previously written-off notes receivable.

Prepaid Expenses

Prepaid expenses and other current assets of $246,454 and $15,970 on September 30, 2024 and December 31, 2023, respectively, consist primarily of costs paid for future services which will occur within a year. On September 30, 2024 and December 31, 2023, prepaid expenses and other assets – non-current amounted to $60,604 and $64,983, respectively, and consist primarily of costs paid for future services which will occur after a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, research and development, license fees, public relations and business advisory services, and legal fees which are being amortized over the terms of their respective agreements, which may exceed a year of service.

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of September 30, 2024 and December 31, 2023 that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the nine months ended September 30, 2024 and 2023, research and development costs were $1,292,437 and $508,127, respectively. During the three months ended September 30, 2024 and 2023, research and development costs were $517,548 and $174,495, respectively.

Leases

Leases are accounted for using ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of September 30, 2024 and December 31, 2023, the Company has no leases. The Company will analyze any lease to determine if it would be required to record a lease liability and a right of use asset on its unaudited consolidated balance sheets at fair value upon adoption of ASU 2016-02. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(UNAUDITED)

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the nine months ended September 30, 2024 and 2023:

	September 30,	September 30,
	2024	2023
Stock options	24,850	28,850
Warrants	2,211,730	404,580
	2,236,580	433,430

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s unaudited consolidated financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2024 and December 31, 2023. Accordingly, the estimates presented in these unaudited consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

	September 30, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term debt investments	$3,154,443	$-	$-	$4,140,880	$-	$-

The Company’s short-term debt investments are level 1 measurements and are based on redemption value at each date.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(UNAUDITED)

Short-Term Investments – Debt Securities, at Fair Value

The following table summarizes activity in the Company’s short-term investments, at fair value for the periods presented:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2024	2023
Balance, beginning of period	$4,140,880	$-
Additions	137,884	10,467,096
Sales of short-term debt investments	(1,149,320)	(1,895,126)
Net realized loss on the sale of short-term investments	(1,025)	-
Unrealized gain (loss)	26,024	(723)
Balance, end of period	$3,154,443	$8,571,247

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

NOTE 4 – INTANGIBLE ASSETS

On July 1, 2024, the Company entered into an exclusive license agreement (the “Columbia License Agreement”) with Columbia University (“Columbia”) with an effective date of June 28, 2024 (the “Effective Date”) and pursuant to which the Company has been granted exclusive rights to certain patents and technical information to develop, manufacture and commercialize Products (as defined in the Columbia License Agreement), including therapies for stress-induced affective disorders and other conditions for a cost of $247,400, which has been accrued as of September 30, 2024 and included in accounts payable and accrued expenses on the accompanying unaudited consolidated balance sheet. The term of the Columbia License Agreement shall commence on the Effective Date and shall continue on a country-by-country and product-by-product basis until the latest of: (a) the date of expiration of the last to expire of the issued Patents (as defined in the Columbia License Agreement), (b) 20 years after the first bona fide commercial sale of the Product in the country in question, or (c) expiration of any market exclusivity period granted by a regulatory agency for a Product in the country in question (See Note 7).

On September 30, 2024 and December 31, 2023, intangible assets consisted of the following:

	Useful life	September 30, 2024	December 31, 2023
License	20 years	$247,400	$-
Less: accumulated amortization		(3,092)	-
		$244,308	$-

Amortization of intangible assets with finite lives attributable to future periods is as follows:

Year ending September 30:	Amount
2025	$12,370
2026	12,370
2027	12,370
2028	12,370
2029	12,370
Thereafter	182,458
Total	$244,308

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY

Shares Authorized

On December 19, 2023, the Company reincorporated as a Nevada corporation and filed Articles of Incorporation with the Nevada Secretary of State on such date. The Company has 105,000,000 shares authorized which consist of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Common Stock Issued for Services

On August 29, 2022, the Company entered into a one-year consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 20,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $135,100, or $6.755 per common share, based on contemporaneous common share sales by the Company. In connection with this consulting agreement, during the nine months ended September 30, 2024 and 2023, the Company recorded stock-based professional fees of $0 and $90,067, respectively.

Sale of Common Stock and Warrants

June 2024

On June 4, 2024, the Company entered into a securities purchase agreement (the “June 2024 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 883,395 shares (the “Shares”) of common stock of the Company (the “Common Stock”) at a purchase price of $2.18 per share of Common Stock, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 34,037 shares of Common Stock of the Company (the “Pre-Funded Warrant Shares”), having an exercise price of $0.0001 per share, and a purchase price of $2.1799 per Pre-Funded Warrant (the “Offering”). The shares of Common Stock and Pre-Funded Warrants (and shares of common stock underlying the Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-276658), which was declared effective by the Securities and Exchange Commission on January 30, 2024.

Concurrently with the sale of Common Stock and/or the Pre-Funded Warrants, pursuant to the June 2024 Purchase Agreement in a private placement, for each share of Common Stock and/or Pre-Funded Warrant purchased by the investors, such investors received from the Company an unregistered warrant (the “June 2024 Common Warrant”) to purchase one share of Common Stock (the “June 2024 Common Warrant Shares”). Accordingly, the Company issued an aggregate of 917,432 June 2024 Common Warrants to the Investors. The June 2024 Common Warrants have an exercise price of $2.06 per share and are exercisable immediately upon issuance for a five-year period.

On April 23, 2024, the Company entered into an engagement agreement with H.C. Wainwright & Co., LLC, as exclusive placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as placement agent on a reasonable “best efforts” basis in connection with the Offering. The Company agreed to pay the Placement Agent an aggregate cash fee equal to 7.5% of the gross proceeds from the sale of securities in the Offering and a management fee equal to 1.0% of the gross proceeds raised in the Offering. The Company also agreed to issue the Placement Agent (or its designees) a warrant (the “June 2024 Placement Agent Warrant”) to purchase up to 7.5% of the aggregate number of shares of Common Stock and/or Pre-Funded Warrants sold in the offering, In connection with the June 2024 Purchase Agreement, the Company paid the Placement Agent a cash fee and management fee of $170,000 and the Placement Agent received the June 2024 Placement Agent Warrants to purchase up to 68,807 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, or $2.725 per share. The June 2024 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years following the commencement of the sales pursuant to the Offering. In addition, the Company paid the Placement Agent $25,000 for non-accountable expenses, $50,000 for legal expenses and other out-of-pocket expenses and $15,950 for clearing fees.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(UNAUDITED)

The closing of the sales of these securities under the June 2024 Purchase Agreement took place on June 6, 2024. The public offering price for each share of Common Stock was $2.18 for aggregate gross proceeds of $1,925,801, and public offering price for the Pre-Funded Warrants was $2.1799 for each Pre-Funded Warrant for aggregate gross proceeds of $74,201. In connection with this Offering, the Company raised aggregate gross proceeds of $2,000,002 and received net proceeds of $1,673,216, net of Underwriters discounts and offering costs of $260,950 and legal fees of $65,833. The Company is using the net proceeds from the offering for working capital and other general corporate purposes.

The per share exercise price for the Pre-Funded Warrants was $0.0001 and the Pre-Funded Warrants were exercisable immediately. The Underwriters immediately exercised the 34,037 Pre-Funded Warrants and the Underwriters received 34,037 shares of Common Stock for cash proceeds of $3. The Pre-Funded Warrants are not and will not be listed for trading on any national securities exchange or other nationally recognized trading system.

The June 2024 Common Warrants and the Common Warrant Shares were sold without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

Pursuant to the terms of the June 2024 Purchase Agreement and subject to certain exceptions as set forth in the June 2024 Purchase Agreement, from the date of the June 2024 Purchase Agreement until fifteen (15) days after the Closing Date, neither the Company nor any Subsidiary shall issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents. In addition, until the one year from the Closing Date, the Company is prohibited from entering into a Variable Rate Transaction (as defined in the Purchase Agreement), subject to certain limited exceptions.

The Company has agreed to file a registration statement on Form S-3 (or other appropriate form if the Company is not then S-3 eligible) providing for the resale of the Common Warrant Shares (the “Resale Registration Statement”) within 45 calendar days of the date of the Purchase Agreement (the “Filing Date”), and to use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC within 60 calendar days following the date of the Filing Date and to keep the Resale Registration Statement effective at all times until the Holders no longer own any June 2024 Common Warrants or Common Warrant Shares.

July 2024

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

Concurrently with the sale of Common Stock, pursuant to the July 2024 Purchase Agreement in a private placement, for each share of Common Stock purchased by the investors, such investors received from the Company an unregistered warrant (the “July 2024 Common Warrants”) to purchase one share of common stock for an aggregate of 763,638 July 2024 Common Warrants. The July 2024 Common Warrants have an exercise price of $2.75 per share and are exercisable immediately upon issuance for a five-year period.

The closing of the sales of these securities under the July 2024 Purchase Agreement took place on July 22, 2024. The gross proceeds from the offering were $2,100,005, prior to deducting placement agent’s fees and other offering expenses payable by the Company, and the Company received net proceeds of $1,741,522, net of Underwriters discounts and offering costs of $269,450 and legal fees and other fees of $89,033. The Company is using the net proceeds from the offering for working capital and other general corporate purposes.

In connection with the April 23, 2024 engagement agreement with the Placement Agent discussed above, in connection with the July 2024 Purchase Agreement, the Placement Agent received warrants to purchase up to 57,273 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, or $3.4375 per share (the “July 2024 Placement Agent Warrant”).

The July 2024 Common Warrants were sold without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(UNAUDITED)

The July 2024 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years following the commencement of the sales pursuant to the Offering. In addition, the Company paid to pay the Placement Agent $25,000 for non-accountable expenses, $50,000 for legal expenses and other out-of-pocket expenses and $15,950 for clearing fees.

Pursuant to the terms of the July 2024 Purchase Agreement and subject to certain exceptions as set forth in the July 2024 Purchase Agreement, from the date of the Purchase Agreement until fifteen days after the Closing Date, neither the Company nor any Subsidiary shall issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents. In addition, until the one year from the Closing Date, the Company is prohibited from entering into a Variable Rate Transaction (as defined in the Purchase Agreement), subject to certain limited exceptions.

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

Stock Repurchase Plan

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2023. On January 9, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024, on April 4, 2024, the Stock Repurchase Plan was extended to April 30. During the year ended December 31, 2023, the Company purchased 252,855 shares of common stock for a cost of $471,121, which is reflected in treasury stock on the accompanying unaudited consolidated balance sheet. During the nine months ended September 30, 2024, the Company purchased 102,855 shares of common stock for a cost of $173,113. As of September 30, 2024, the Company has repurchased an aggregate of 355,710 shares of its common stock for a total cost of $644,234 pursuant to its Stock Repurchase Program. In September 2024, 351,870 shares treasury shares for a cost of $637,966 were cancelled.

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

During the nine months ended September 30, 2024 and 2023, the Company amortized $0 and $8,474 of the deferred compensation which was recorded as compensation expense in the accompanying unaudited consolidated statement of operations and comprehensive loss, respectively. As of September 30, 2024 and December 31, 2023, there were no remaining deferred compensation costs.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(UNAUDITED)

Stock option activities for the nine months ended September 30, 2024 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2023	28,850	$7.28	5.31	$8,610
Expired	(4,000)	0.005	-	-
Balance Outstanding, September 30, 2024	24,850	$8.45	5.35	$2,190
Exercisable, September 30, 2024	24,850	$8.45	5.35	$2,190

Stock Warrants

As discussed above, on June 4, 2024, the Company Pre-Funded Warrants to purchase up to 34,037 shares of Common Stock of the Company, having an exercise price of $0.0001 per share, and a purchase price of $2.1799 per Pre-Funded Warrant, The per share exercise price for the Pre-Funded Warrants was $0.0001 and the Pre-Funded Warrants were exercisable immediately. The Underwriters immediately exercised the 34,037 Pre-Funded Warrants and the Underwriters received 34,037 shares of Common Stock for cash proceeds of $3.

On June 4, 2024, concurrently with the sale of Common Stock and/or the Pre-Funded Warrants, pursuant to the June 2024 Purchase Agreement in a private placement as discussed above, the Company issued an aggregate of 917,432 Common Warrants to the Investors. The Common Warrants have an exercise price of $2.06 per share and are exercisable immediately upon issuance for a five-year period. Additionally, the Placement Agent received Placement Agent Warrants to purchase up to 68,807 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, or $2.725 per share. The Placement Agent Warrants are exercisable immediately upon issuance for a period of five years.

On July 18, 2024, concurrently with the sale of Common Stock, pursuant to the July 2024 Purchase Agreement in a private placement as discussed above, the Company issued an aggregate of 763,638 July 2024 Common Warrants to the Investors. The July 2024 Common Warrants have an exercise price of $2.06 per share and are exercisable immediately upon issuance for a five-year period. Additionally, the Placement Agent received July 2024 Placement Agent Warrants to purchase up to 68,807 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, or $2.725 per share. The July 2024 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years.

Warrant activities for the nine months ended September 30, 2024 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2023	404,580	$14.05	2.31	$-
Granted	1,841,187	2.38	-	-
Exercised	(34,037)	0.0001
Balance Outstanding, September 30, 2024	2,211,730	$4.55	4.15	$-
Exercisable, September 30, 2024	2,211,730	$4.55	4.15	$-

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(UNAUDITED)

NOTE 6 – CONCENTRATIONS

Customer concentration

For the nine months ended September 30, 2024 and 2023, one licensee accounted for 100% total revenues from customer license fees.

Vendor concentrations

For the nine months ended September 30, 2024, two licensors accounted for 100% of the Company’s vendor license agreements (see Note 7) related to the Company’s biopharmaceutical operations. For the nine months ended September 30, 2023, one licensor accounted for 100% of the Company’s vendor license agreements (see Note 7) related to the Company’s biopharmaceutical operations.

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

Daniel Ryweck

On September 27, 2022, the Board appointed Daniel Ryweck as Chief Financial Officer of the Company. On September 28, 2022, the Company entered into an employment agreement (the “Ryweck Employment Agreement”) with Mr. Ryweck. Pursuant to the terms of the Ryweck Employment Agreement, which was amended on October 12, 2022, Mr. Ryweck will (i) receive a base salary at an annual rate of $60,000 (the “Base Compensation”) payable in equal monthly installments, and (ii) be eligible to receive an annual discretionary bonus. The term of Mr. Ryweck’s engagement under the Ryweck Employment Agreement commenced on September 28, 2022 and continued until September 28, 2023, unless earlier terminated in accordance with the terms of the Ryweck Employment Agreement. The term of Mr. Ryweck’s Employment Agreement was automatically renewed until September 28, 2025 and will automatically renew for successive one-year periods until terminated by Mr. Ryweck or the Company.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(UNAUDITED)

Dr. James Kuo

On January 27, 2022, the Company and Dr. James Kuo entered into an employment agreement (“Kuo Employment Agreement”) for Dr. Kuo to serve as the Vice President of Research & Development. The Kuo Employment Agreement shall be effective as of the date of the agreement and shall automatically renew for a period of one year at every anniversary of the effective date, with the same terms and conditions, unless either party provides written notice of its intention not to extend the term of the Kuo Employment Agreement at least thirty days prior to the applicable renewal date. Dr. Kuo shall be paid an annual base salary of $30,000. For each twelve-month period of his employment, Dr. Kuo shall be entitled to a bonus whereby amount and terms shall be in the sole and absolute discretion of the Board of Directors (“Board”) and shall be payable at the Company’s sole option in stock or in cash. In addition, an aggregate of 16,000 incentive stock options were granted under the 2020 Plan to Dr. Kou, exercisable at $10.00 per share and expires on January 31, 2032. The stock options vested as follows: (i) 6,000 stock options upon issuance; (ii) 5,000 vested on October 31, 2022 and; (iii) 5,000 vested on October 31, 2023. The 16,000 stock options had a fair value of $94,915 which valued at grant date using Binomial Lattice option pricing model with the following assumptions: risk-free interest rate of 1.18%, expected dividend yield of 0%, expected term of 2 years using the simplified method and expected volatility of 117% based on calculated volatility. The Company recorded the fair value of the stock options, in the amount of $94,915, as deferred compensation which is being amortized over the vesting period. During the nine months ended September 30, 2024 and 2023, the Company amortized $0 and $12,711 of the deferred compensation which was recorded as compensation expenses in the unaudited consolidated statement of operations and comprehensive loss, respectively. As of September 30, 2024 and December 31, 2023, there was no remaining deferred compensation related to these issuances. (see Note 5).

License Agreements between the Company and Vendors

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(UNAUDITED)

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments, (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. The Company paid to UMB a license fee of $75,000, of which $25,000 was paid in 2021 and $50,000 was paid in February 2022. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The $75,000 license fee was recorded as a prepaid expense and is being amortized over the 15-year term. During the nine months ended September 30, 2024 and 2023, the Company recognized license fees of $3,750 and $3,750, respectively, from the amortization of prepaid license fees, which is included in costs of revenues on the accompanying unaudited consolidated statements of operations. On September 30, 2024, prepaid expense and other current assets – current amounted to $5,000 and prepaid expense – non-current amounted to $51,875. On December 31, 2023, prepaid expense and other current assets – current amounted to $5,000 and prepaid expense – non-current amounted to $55,625 as reflected in the consolidated balance sheets.

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

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below - Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. During the nine months ended September 30, 2024 and 2023, the Company recognized license fees of $628 and $628, respectively, from the amortization of the sublicense fee. On September 30, 2024, prepaid expense and other current assets – current amounted to $838 and prepaid expenses – non-current amounted to $8,729. On December 31, 2023, prepaid expense and other current assets – current amounted to $838 and prepaid expenses – non-current amounted to $9,358 as reflected in the unaudited consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(UNAUDITED)

Exclusive License Agreement with the Trustees of Columbia University in the City of New York

On July 1, 2024, the Company entered into an exclusive license agreement (the “Columbia License Agreement”) with Columbia University (“Columbia”) with an effective date of June 28, 2024 (the “Effective Date”) and pursuant to which the Company has been granted exclusive rights to certain patents and technical information to develop, manufacture and commercialize Products (as defined in the Columbia License Agreement), including therapies for stress-induced affective disorders and other conditions. The term of the Columbia License Agreement shall commence on the Effective Date and shall continue on a country-by-country and product-by-product basis until the latest of: (a) the date of expiration of the last to expire of the issued Patents (as defined in the Columbia License Agreement), (b) 20 years after the first bona fide commercial sale of the Product in the country in question, or (c) expiration of any market exclusivity period granted by a regulatory agency for a Product in the country in question. Pursuant to the Columbia License Agreement, the Company agreed to pay Columbia:

(i)	an initial license fee of $50,000 due on the Effective Date and included in intangible assets and accounts payable on the accompanying unaudited consolidated balance sheet as of September 30, 2024 (See Note 4).

(ii)	an annual license fee of $25,000 payable on the 1st and 2nd anniversary of the Effective Date and an annual license fee of $50,000 payable on the third and subsequent anniversary of the Effective Date.

(iii)	Royalties as follows:

(A)	Concerning sales of Products by the Company, its Designees, or their Affiliates in the Territory, a non-refundable and non-recoverable royalty of the following on a country-by-country and Product-by-Product basis:

(1)	4% of Net Sales of Patent Products; and

(2)	2% of Net Sales of Technology Products.

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

(iv)	Trigger Event Fee: The Company shall pay Columbia a Trigger Event Fee within 30 days after the Initial Date or, if later, within 10 days following the date upon which the Trigger Event Fee. A Trigger Event means any Assignment of the Columbia License Agreement or Change of Control and a Trigger Event Fee shall mean an additional cash license fee equal to 5% of the Business Valuation, as defined in the agreement.

(v)	The Company shall reimburse Columbia for patent expenses as follows:

(i)	The Company shall reimburse Columbia for the actual fees, costs, and expenses Columbia has incurred before, on, and after the Effective Date in preparing, filing, prosecuting, and maintaining the Patents (and those patents and patent applications to which Patents claim priority) (collectively “Patent Expenses”). Patent Expenses include, without limitation, legal fees, the costs of any interference proceedings, oppositions, re-examinations, or any other ex parte or inter partes administrative proceeding before patent offices, taxes, annuities, issue fees, working fees, maintenance fees, and renewal charges, plus a five percent processing fee.

(ii)	Unreimbursed Patent Expenses that Columbia incurred for legal activities occurring before September 30, 2021 are “Past Patent Expenses.”

(iii)	Columbia, using reasonable efforts, estimated that unreimbursed Patent Expenses for legal activities occurring before September 30, 2021 were $197,400 (“Estimated Past Patent Expenses”). The Company shall reimburse Columbia in full no later than thirty (30) days after the Effective Date. On June 28, 2024, the Company considered the Estimated Past Patents Expenses due of $197,400 as part of the cost of entering into the Columbia License Agreement license and accordingly, increased intangible assets and accounts payable by $197,400 (See Note 4).

(iv)	The Company will pay any additional unreimbursed Past Patent Expenses within thirty (30) days after receiving an invoice from Columbia for the additional Past Patent Expenses.

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(UNAUDITED)

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

SILO PHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(UNAUDITED)

During the nine months ended September 30, 2024 and 2023, the Company recognized license fee revenues of $51,562 and $51,562, respectively. On September 30, 2024, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $704,688. On December 31, 2023, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $756,250 as reflected in the unaudited consolidated balance sheets.

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

Pursuant to the Sublicense Agreement, Aikido agreed to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. During the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $2,514 and $2,514, respectively. On September 30, 2024, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $34,916, and on December 31, 2023, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $37,430 as reflected in the unaudited consolidated balance sheets.

Sponsored Study and Research Agreements between the Company and Vendors

During the three months ended September 30, 2024 and 2023, the Company recorded research and development expense of $517,548 and $174,495, respectively, and during the nine months ended September 30, 2024 and 2023, the Company recorded research and development expense of $1,292,437 and $508,127, respectively, which was incurred in connection with sponsored study and research agreements between the Company and various vendors.

On September 30, 2024, future amounts due under sponsored study and research agreements between the Company and vendors is as follows:

Year ended September 30,	Amount
2025	$3,101,287
Total	$3,101,287

NOTE 8 – SUBSEQUENT EVENTS

On November 11, 2024, the Company entered into a Second Amendment to Employment Agreement with Daniel Ryweck, our Chief Financial Officer (the “Second Amendment”), which Second Amendment amended the terms of that certain Employment Agreement dated as of September 28, 2022 (See Note 7). The Second Amendment amends the Employment Agreement to provide that Mr. Ryweck will be entitled to receive an annual cash bonus in an amount up to $60,000 if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board for earning bonuses.

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

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” and “Silo,” refer to Silo Pharma, Inc., a Nevada corporation, and its subsidiaries on a consolidated basis

Overview

We are a developmental stage biopharmaceutical company developing novel therapeutics that address under-served conditions using therapies that include conventional drugs and psychedelic formulations. We are focused on developing (i) an intranasal drug targeting PTSD and stress-induced anxiety disorders (SPC-15); (ii) a time-release ketamine-based loaded implant for fibromyalgia and chronic pain relief (SP-26); (iii) an intranasal com-pound for the treatment of Alzheimer’s disease (SPC-14); and (iv) a CNS-homing peptide targeting the central nervous system in multiple sclerosis (SPU-16).

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

Results of Operations

Comparison of Our Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

The following table summarizes the results of operations for the three and nine months ended September 30, 2024 and 2023 and were based primarily on the comparative unaudited consolidated financial statements, footnotes and related information for the periods identified and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
License fee revenues	$18,025	$18,025	$54,076	$54,076
Cost of revenues	(1,459)	(1,459)	(4,378)	(4,378)
Gross profit	16,566	16,566	49,698	49,698
Operating expenses	(1,026,621)	(789,964)	(2,942,040)	(2,741,566)
Loss from operations	(1,010,055)	(773,398)	(2,892,342)	(2,691,868)
Other income, net	81,241	113,238	230,082	112,361
Net loss	$(928,814)	$(660,160)	$(2,662,260)	$(2,579,507)

Revenues

During the three and nine months ended September 30, 2024 and 2023, we generated minimal revenues from operations. For the three months ended September 30, 2024 and 2023, revenues amounted to $18,025 and $18,025, respectively. For the nine months ended September 30, 2024 and 2023, revenues amounted to $54,076 and $54,076, respectively. Such revenues are deferred revenues received under the Aikido License and Sublicense Agreement and are recognized over the estimated 15-year term of the related UMB license agreement.

Cost of Revenues

During the three months ended September 30, 2024 and 2023, cost of revenues amounted to $1,459 and $1,459, respectively. During the nine months ended September 30, 2024 and 2023, cost of revenues amounted to $4,378 and $4,378, respectively. Cost of revenues consists of license fees related to the UMB License and Sublicense Agreement, which are being amortized into cost of revenues over the estimated 15-year terms of their respective agreements with Akido and UMB.

Operating Expenses

For the three and nine months ended September 30, 2024 and 2023, total operating expenses consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Compensation expense	$169,736	$379,294	$511,463	$710,737
Professional fees	258,887	338,164	899,954	1,273,729
Research and development	517,548	174,495	1,292,437	508,127
Insurance expense	21,100	25,915	63,905	72,811
Selling, general and administrative expenses	59,350	(127,904)	174,281	176,162
Total operating expenses	$1,026,621	$789,964	$2,942,040	$2,741,566

●	Compensation Expense:

For the three months ended September 30, 2024 and 2023, compensation expense amounted to $169,736 and $379,294, respectively, a decrease of $209,558, or 55.3%. During the three months ended September 30, 2023, we paid a bonus of $200,000 as compared to $0 during the three months ended September 30, 2024.

For the nine months ended September 30, 2024 and 2023, compensation expense was $511,463 and $710,737, respectively, a decrease of $199,274, or 28.0%. During the nine months ended September 30, 2023, we paid a bonus of $200,000 as compared to $0 during the nine months ended September 30, 2024.

●	Professional Fees:

For the three months ended September 30, 2024 and 2023, professional fees were $258,887 and $338,164 and, respectively, a decrease of $79,277, or 23.4%. The decrease was primarily attributable to a decrease in legal and accounting fees of $24,659, a decrease in other consulting fees of $77,365, and a decrease in stock-based consulting fees of $22,517 related to the amortization of prepaid expense on previously issued shares to consultants for business advisory and strategic planning services, offset by an increase in investor relations of $45,264.

For the nine months ended September 30, 2024 and 2023, professional fees were $899,954 and $1,273,729 and, respectively, a decrease of $373,775, or 29.3%. The decrease was primarily attributable to a decrease in other consulting fees of $322,288, a decrease in legal fees of $172,516, and a decrease in stock-based consulting fees of $90,067 related to the amortization of prepaid expense on previously issued shares to consultants for business advisory and strategic planning services, offset by an increase in investor relations of $201,876, and an increase in accounting and auditing fees of $9,220.

●	Research and Development:

For the three months ended September 30, 2024 and 2023, we incurred research and development expense of $517,548 and $174,495, respectively, an increase of $343,053, or 196.6%.

For the nine months ended September 30, 2024 and 2023, we incurred research and development expense of $1,292,437 and $508,127, respectively, an increase of $784,310, or 154.4%.

The increase was a result of an increase in research and development costs in connection with the Investigator-sponsored Study Agreement with UCSF, UMB, Columbia University, and other parties.

●	Insurance Expense:

For the three months ended September 30, 2024 and 2023, insurance expense was $21,100 and $25,915, respectively, a decrease of $4,815, or 18.6%. For the nine months ended September 30, 2024 and 2023, insurance expense was $63,905 and $72,811, respectively, a decrease of $8,906, or 12.2%.

This decrease was a result of decrease in the cost of renewal of the D&O insurance policy.

●	Selling, General and Administrative Expenses:

Selling, general and administrative expenses include advertising and promotion, patent related expenses, public company expenses, custodian fees, bank service charges, travel, and other office expenses.

For the three months ended September 30, 2024 and 2023, selling, general and administrative expenses (income) were $59,350 and $(127,904), respectively, a negative change of $187,254 or 146.4%. The change was primarily attributed to a decrease in Delaware franchise taxes of $166,369 resulting from a reincorporation of the Company in Nevada, offset by a net increase in other general and administrative expenses of $20,885.

For the nine months ended September 30, 2024 and 2023, selling, general and administrative expenses were $174,281 and $176,162, respectively, a decrease of $1,881 or 1.1%.

Loss from Operations

For the three months ended September 30, 2024 and 2023, loss from operations amounted to $1,010,055 and $773,398 respectively, an increase of $236,657, or 30.6%. For the nine months ended September 30, 2024 and 2023, loss from operations amounted to $2,892,342 and $2,691,868, respectively, an increase of $200,474, or 7.4%.

The increases in loss from operations in each of the three and nine month periods ended September 30, 2024 were primarily a result of the changes in operating expenses discussed above.

Other Income (Expenses), net

For the three months ended September 30, 2024 and 2023, other income, net amounted to $81,241 and $113,238, respectively, a decrease of $31,997, or 28.3%. The decrease in other income, net was primarily due to a decrease in interest and dividend income of $31,238, and an increase in foreign currency transaction loss of $2,618, offset by a decrease in net realized loss on short-term investments of $1,862.

For the nine months ended September 30, 2024 and 2023, other income (expense), net amounted to $230,082 and $112,361, respectively, an increase of $117,721, or 104.8%. The increase in other income (expenses), net was primarily due to a decrease in penalty expense of $166,034 which was incurred during the 2023 period due to the early termination of a certificate of deposit, a decrease in net unrealized loss on equity investment of $3,118, and a decrease in net realized loss on short-term investments of $3,016, offset by an increase in foreign currency transaction loss of $14,242, a decrease in interest and dividend income of $39,991, and an increase in interest expense of $214.

Net Loss

For the three months ended September 30, 2024, net loss amounted to $928,814 or $0.22 loss per common share (basic and diluted), as compared to net loss of $660,160, or $(0.21) loss per common share (basic and diluted) for the three months ended September 30, 2023, an increase of $268,654, or 40.7%. For the nine months ended September 30, 2024, net loss amounted to $2,662,260 or $0.78 loss per common share (basic and diluted), as compared to net loss of $2,579,507, or $(0.82) loss per common share (basic and diluted) for the nine months ended September 30, 2023, an increase of $82,753, or 3.2%.

The changes in each of the three and nine month periods ended September 30, 2024 were primarily a result of the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $7,216,955, $3,154,443 in short-term investments, and $4,860,890 in cash and cash equivalents as of September 30, 2024, and working capital of $6,905,568, $4,140,880 in short-term investments and $3,524,308 in cash and cash equivalents as of December 31, 2023, respectively.

	September 30, 2024	December 31, 2023	Working Capital Change	Percentage Change
Working capital:
Total current assets	$8,261,787	$7,681,158	$580,629	8%
Total current liabilities	(1,044,832)	(775,590)	(269,242)	(35)%
Working capital:	$7,216,955	$6,905,568	$311,387	(5)%

The increase in working capital of $311,387 was primarily attributable to a net increase in current assets of $580,629, offset by an increase in current liabilities of $269,242 due to an increase in accounts payable.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(2,916,482)	$(2,314,486)
Net cash provided by (used in) investing activities	1,011,436	(8,576,011)
Net cash provided by (used in) financing activities	3,241,628	(276,698)
Net increase (decrease) in cash and cash equivalents	$1,336,582	$(11,167,195)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 and 2023 were $2,916,482 and $2,314,486, respectively, an increase of $601,996, or 26.0%.

●	Net cash used in operating activities for the nine months ended September 30, 2024 primarily reflected a net loss of $2,662,260 and the prepayment of research and development fees and other fees of $226,105.

●	Net cash used in operating activities for the nine months ended September 30, 2023 primarily reflected a net loss of $2,579,507, adjusted for the add-back of non-cash items such as net realized and unrealized loss on equity investments of $7,159, stock-based compensation of $12,711, and amortization of prepaid stock-based professional fees of $90,067, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $29,703, an increase of interest receivable of $3,590, an increase in accounts payable and accrued expenses of $242,453, and a decrease in deferred revenue of $54,076.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities for the nine months ended September 30, 2024 and 2023 were $1,011,436 and $(8,576,011), respectively, a positive change of $9,587,447, or 111.8%.

●	Net cash provided by investing activities for the nine months ended September 30, 2024 was $1,0011,436 which consisted of proceeds from the sale of short-term investments of $1,149,320, offset by aggregate payments for the purchase of short-term investments of $137,884.

●	Net cash used in investing activities for the nine months ended September 30, 2023 was $8,576,011 which consisted of aggregate payments for the purchase of short-term investments of $10,467,096 offset by proceeds from the sale of short-term investments of $1,891,085.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities for the nine months ended September 30, 2024 and 2023 was $3,241,628 and $(276,698), respectively, a positive change of $3,414,741, or 1,272.0%.

●	Net cash provided by financing activities for the nine months ended September 30, 2024 was $3,241,628 which consisted of net proceeds from sale of common stock and pre-funded warrants of $1,673,216, net proceeds from sale of common stock and warrants of $1,741,522, and proceeds from the exercise of pre-funded warrants of $3, offset by the purchase of treasury stock of $173,113.

●	Net cash used in financing activities for the nine months ended September 30, 2023 was $276,698 which consisted of the purchase of treasury stock.

Cash Requirements

We believe that our current cash and cash equivalent amount and short-term investment amount will provide sufficient cash required to meet our obligations for a minimum of twelve months from the date of this filing.

Other than cash requirements pursuant to research and development agreements, we currently have no other material commitments for any capital expenditures.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, we generated a net loss of $2,662,260 and used cash in operations of $2,916,482 during the nine months ended September 30, 2024. Additionally, we have an accumulated deficit of $13,534,071 on September 30, 2024. As of September 30, 2024, we had working capital of $7,216,955.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Issuer Purchases of Equity Securities

On January 26, 2023, our Board of Directors authorized a stock repurchase plan to repurchase up to $1,000,000 of our issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2023. On January 9, 2024, our Board of Directors approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024 and on April 4, 2024, the stock Repurchase Plan was extended to April 30, 2024. During the year ended December 31, 2023, we purchased 252,855 shares of common stock for a cost of $471,121, which is reflected in treasury stock on the accompanying consolidated balance sheet. During the nine months ended September 30, 2024, we purchased 102,855 shares of common stock for a cost of $173,113. As of September 30, 2024, we repurchased an aggregate of 355,710 shares of our common stock for a total cost of $644,234 pursuant to its Stock Repurchase Program.

We did not repurchase any common stock during the quarterly period ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Amendment to Ryweck Employment Agreement

On November 11, 2024, we entered into a Second Amendment to Employment Agreement with Daniel Ryweck, our Chief Financial Officer (the “Second Amendment”), which Second Amendment amended the terms of that certain Employment Agreement dated as of September 28, 2022, as amended by the certain First Amendment to Employment Agreement dated as of October 12, 2022 (the “Employment Agreement”). The Second Amendment amends the Employment Agreement to provide that Mr. Ryweck will be entitled to receive an annual cash bonus in an amount up to $60,000 if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board for earning bonuses.

The foregoing description of the Amendment to Ryweck Employment Agreement is not complete and are qualified in its entirety by reference to the full text of the form of Amendment to Ryweck Employment Agreement, a copy of which is filed as 10.3 to Report and is incorporated by reference herein.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation of Silo Pharma, Inc., a Nevada corporation, filed as an Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2023 and incorporated herein by reference.
3.2	Bylaws of Silo Pharma, Inc., a Nevada corporation, filed as an Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2023 and incorporated herein by reference.
4.1	Form of Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024 and incorporated herein by reference.
4.2	Form of Placement Agent Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024 and incorporated herein by reference.
10.1	Form of Securities Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024 and incorporated herein by reference.
10.2	Form of Lock-Up Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024 and incorporated by reference herein.
10.3*+	Second Amendment to Employment Agreement dated November 11, 2024 between the Company and Daniel Ryweck.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (thee cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILO PHARMA, INC.

Dated: November 12, 2024	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2024	By:	/s/ Daniel Ryweck
	Name:	Daniel Ryweck
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)