Form 10-K
period 2024-12-31
Silo Pharma, Inc.
filed 2025-03-28
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2024 was approximately $3,431,092 based upon the closing price of the registrant’s common stock of $0.9705 on the NASDAQ as of that date.

Number of shares of common stock outstanding as of March 26, 2025 was 4,484,456.

Documents incorporated by reference: None.

SILO PHARMA, INC.

FORM 10-K

DECEMBER 31, 2024

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

Risks Related to our Financial Position and Need for Capital

●	We have only a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations.

●	We will require additional financing in the future to fund our operations; and

●	Raising additional capital may cause dilution to holders of our stockholders, restrict our operations or require us to relinquish certain rights

Risks Related to our Therapeutics Business

●	Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of any future therapeutic candidates are prolonged or delayed, we or our current or future collaborators may be unable to obtain required regulatory approvals, and therefore we will be unable to commercialize our future therapeutic candidates on a timely basis or at all, which will adversely affect our business.

●	Any therapeutic candidates we may develop in the future may be subject to controlled substance laws and regulations in the territories where the product will be marketed, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations governing controlled substances, may adversely affect the results of our business operations and our financial condition.

●	Any significant breaches in our compliance with U.S. and foreign laws and regulations governing controlled substances, or changes in the laws and regulations may result in interruptions to our development activity or business continuity.

●	Our product candidates may contain controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding psilocybin or our current or future investigational therapies using psilocybin may negatively influence the success of these therapies.

●	Even if any of our future therapeutic candidates obtain regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, any such therapeutic candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any of our future therapeutic candidates.

●	We will depend on enrollment of patients in our clinical trials for our future therapeutic candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

●	We have never commercialized a therapeutic candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our therapies on our own or with suitable collaborators.

●	The future commercial success of our future therapeutic candidates will depend on the degree of market access and acceptance of our potential therapies among healthcare professionals, patients, healthcare payors, health technology assessment bodies and the medical community at large.

●	We may become exposed to costly and damaging liability claims, either when testing our future therapeutic candidates in the clinic or at the commercial stage, and our product liability insurance may not cover all damages from such claim.

●	Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize any of our future therapeutic candidates and could have a material adverse effect on our business.

●	Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers may be subject, directly or indirectly, to U.S. federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, other healthcare laws and regulations and other foreign privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Risks Relating to Our Intellectual Property Rights

●	The failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively.

●	If we are unable to obtain and maintain patent protection for our products, or if the scope of the patent protection obtained is not sufficiently broad, competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products could be impaired.

●	If we fail to comply with our obligations in the agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose rights that are important to our business.

Risks Related to Our Securities

●	We have never paid cash dividends and have no plans to pay cash dividends in the future.

●	If we fail to remain current in our reporting requirements, we could be removed from the NASDAQ which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

●	Our common stock could be subject to extreme volatility. Market and economic conditions may negatively impact our business, financial condition and share price.

●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

●	The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments. To mitigate our risk, in March 2023 we began transferring our cash to other banks to ensure that our exposure is limited or reduced to the FDIC protection limits.

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

In addition, as more fully described below, we have entered into a license agreement with the University of Maryland, Baltimore, and are developing a Ketamine polymer implant. In addition, we entered into a sponsored research agreement with Columbia University for the study of ketamine in combination with other drugs for treatment of Alzheimer’s and depression disorders and we have also entered into an exclusive license agreement with Columbia under which we have rights to certain patents and inventions relating to the treatment of Alzheimer’s disease and stress-induced affective disorders using Ketamine in combination with certain other compounds.

We plan to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand our business to focus on this new line of business.

Product Candidates

We are currently focusing on four product candidates:

1.	SPC-15 for stress-indued psychiatric disorders, including PTSD and anxiety;

2.	SP-26 for treatments of fibromyalgia and chronic pain;

3.	SPC-14 for treatment of Alzheimer’s disease; and

4.	SPU-16 for CNS disorders, initially targeting multiple sclerosis.

SPC-15: Intranasal Treatment for PTSD and Anxiety Disorders

Our lead product candidate, SPC-15, is designed as a novel serotonin 4 (5-HT4) receptor agonist that utilizes biomarkers for treatment of stress-induced psychiatric disorders such as PTSD and anxiety disorders. This innovative treatment is administered via an intranasal formulation, potentially qualifying for the FDA's streamlined 505(b)(2) regulatory pathway, which could expedite its approval process. We are actively collaborating with Columbia University, holding exclusive global rights to develop and commercialize SPC-15, pursuant to the exclusive license agreement entered into with Columbia on July 1, 2024. See “---License Agreements between the Company and Vendor—Exclusive License Agreement with Columbia University.”

On November 15, 2023, we entered into an exclusive license agreement with Medspray Pharma BV for its proprietary patented soft mist nasal spray technology, as the delivery mechanism for SPC-15, which agreement has an effective date of October 31, 2023. Preclinical and formulation studies were completed in the first half of 2024 and on June 4, 2024 the Company submitted a pre-Investigational New Drug (pre-IND) briefing package and meeting request to the U.S. Food and Drug Administration (FDA) for SPC-15, Silo’s intranasal prophylactic treatment for post-traumatic stress disorder (PTSD) and stress-induced anxiety disorder. In September 2024, we had a pre-IND meeting with the FDA to align on the 505(b)(2) regulatory pathway for approval of SPC-15 and review our proposed plan to support opening an IND.

Currently, we are conducting GLP-compliant pharmacokinetic and pharmacodynamic studies and in March 2025 we completed first dosing in an IND-enabling GLP-compliant toxicology and toxicokinetics, and we are aiming for an IND submission in 2025. The preclinical data suggests additional applications for eating disorders and anorexia, as well as enhanced efficacy when combined with an NMDA receptor antagonist for major depressive disorder and other severe stress-related conditions.

We believe our patented intranasal nose-to-brain drug dispersion technology provides a competitive advantage by increasing brain drug concentration, ensuring a faster onset of therapeutic effects with optimized safety.

SP-26: Ketamine Implant for Fibromyalgia

SP-26 represents a novel approach to treating chronic pain and fibromyalgia through a ketamine-based injectable dissolvable polymer implant. Designed for subcutaneous insertion, SP-26 focuses on regulating dosage and time release to provide sustained relief from chronic pain, offering a potentially safer alternative to opioids. Presently, our SP-26 product is in preclinical research. Initial animal studies, which began in early 2025, are evaluating the implant's dosage, time release, and absorption.

In March 2023, we filed a provisional patent application with the USPTO to use SP-26 for treatment of chronic pain, including fibromyalgia. We intend to develop SP-26 following the Section 505(b)(2) regulatory pathway of the FDA rules. Section 505(b)(2) of the FDCA was enacted to enable sponsors to seek NDA approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon publicly available data with respect to our active ingredient in our NDA submission to the FDA for marketing approval.

Fibromyalgia affects approximately 4 million U.S. adults (2% of the population). We believe SP-26’s implant design provides a compelling non-opioid alternative to traditional pain management, improving dosage control compared to intravenous delivery.

SPC-14: Treatment for Alzheimer’s Disease

SPC-14 targets glutamate receptor NDMAR and serotonin 5-HT4 to address cognitive and neuropsychiatric symptoms in Alzheimer’s disease. Given the global Alzheimer’s therapeutics market is projected to exceed $30.8 billion by 2033, SPC-14 presents a promising opportunity. SPC-14 was developed under a sponsored research agreement with Columbia University See “---Investigator-Sponsored Study Agreements between the Company and Vendors---Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders,” and we have exclusive global rights to develop and commercialize SPC-14, pursuant to that certain exclusive license agreement entered into with Columbia on July 1, 2024. See “---License Agreements between the Company and Vendor—Exclusive License Agreement with Columbia University.”. On October 13, 2022, we extended the term of the sponsored research agreement with Columbia to conduct further research studies into the mechanism of action of SPC-14 in the treatment of Alzheimer’s disease. In addition, we have been granted an option to license certain assets currently under development, including SPC-14 for the treatment of Alzheimer’s disease.

We believe our SPC-14 product has shown efficacy against luteinizing hormone (LH) in attenuating learned helplessness, preservative behavior and hyponeophagia (a measure of anxiety).

SPU-16: Treatment for CNS Disorders, Initial Indication for Multiple Sclerosis

SPU-16 is a promising candidate targeting central nervous system (CNS) disorders, with an initial indication for multiple sclerosis. On February 12, 2021, we entered into a Master License Agreement (the “UMB License Agreement”) with the University of Maryland, Baltimore (“UMB”) pursuant to which UMB granted us an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property (i) to make, have made, use, sell, offer to sell, and import certain licensed products and (ii) to use the invention titled “Central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology,” or SPU-16. See “---License Agreements between the Company and Vendors--Vendor License Agreement with the University of Maryland, Baltimore for CNS Homing Peptide” for additional details.

On April 11, 2023 certain intellectual property under the UMB License Agreement described above were issued a patent from the U.S. Patent & Trademark Office (USPTO) for “Peptide-Targeted Liposomal Delivery For Treatment, Diagnosis, and Imaging of Diseases and Disorders” (US 11,766,403, B2).

We believe SPU-16 provides a competitive advantage by using homing peptides to reduce toxicity while enhancing therapeutic payload delivery.

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

As described below, we have entered into an investigator sponsored research agreement with UMB related to a clinical study to examine a novel peptide-guided drug delivery approach for the treatment of Multiple Sclerosis.

Commercial Evaluation License and Option Agreement with UMB for Joint Homing Peptide

Effective as of February 26, 2021, we, through our wholly-subsidiary, Silo Pharma, Inc., a Florida corporation, and University of Maryland, Baltimore (“UMB”), entered into a commercial evaluation license and option agreement (“License Agreement”), which we were granted an exclusive, non-sublicensable, non-transferable license to with respect to the exploration of the potential use of joint-homing peptides for use in the investigation and treatment of arthritogenic processes. The License Agreement also granted us an exclusive option to negotiate and obtain an exclusive, sublicensable, royalty-bearing license (“Exclusive Option”) to with respect to the subject technology. The License Agreement had a term of six months from the effective date. Both parties could have terminated the License Agreement within thirty days by giving a written notice.

On July 6, 2021, we entered into a First Amendment Agreement (“Amended License Agreement”) with UMB to extend the term of the original License Agreement by an additional six months such that the Amended License Agreement was effective until February 25, 2022 however, if we exercise the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first. We paid a license fee of $10,000 to UMB in March 2021 pursuant to the License Agreement, which was expensed, since we could not conclude that such costs would be recoverable for this early-stage venture.

On January 28, 2022, we entered into a second amendment to the License Agreement with UMB dated February 26, 2021 (“Second Amendment”). The Second Amendment extended the term of the License Agreement until December 31, 2022. However, if we exercise the Exclusive Option, the License Agreement shall expire at the end of the negotiation period (as defined in the License Agreement) or upon execution of a master license agreement, whichever occurs first.

On June 22, 2022, we entered into a third amendment to the License Agreement with UMB dated February 26, 2021 under which UMB agreed, to expand the scope of the license granted in the CELA to add additional Patent Rights with respect to an invention generally known as “Peptide-Targeted Liposomal Delivery for Treatment Diagnosis, and Imaging of Diseases and Disorders.” On December 16, 2022, we entered into a fourth amendment to License Agreement with UMB (the “Fourth Amendment”) dated February 26, 2021 to extend the term of the License Agreement until March 31, 2023. In addition, the parties agreed in the Fourth Amendment to allow us to extend the term of the License Agreement to June 30, 2023 by paying UMB a fee of $1,000 on or before February 28, 2023. This fee was paid and thus the term of the License Agreement was extended to June 30, 2023. We let this license expire by its terms on December 31, 2023.

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

Exclusive License Agreement with Columbia University

On July 1, 2024, we entered into an exclusive license agreement (the “Columbia License Agreement”) with Columbia University (“Columbia”) effective as of June 28, 2024 (the “Effective Date”) and pursuant to which we have been granted exclusive rights to certain patents and technical information to develop, manufacture and commercialize Products related to our SPC-15 (as defined in the Columbia License Agreement), including therapies for stress-induced affective disorders and other conditions.

The term of the Columbia License Agreement shall commence on the Effective Date and shall continue on a country-by-country and product-by-product basis until the latest of: (a) the date of expiration of the last to expire of the issued Patents (as defined in the Columbia License Agreement), (b) twenty (20) years after the first bona fide commercial sale of the Product in the country in question, or (c) expiration of any market exclusivity period granted by a regulatory agency for a Product in the country in question. Pursuant to the Columbia License Agreement, we agreed to pay Columbia (i) initial and annual license fees ranging from the low five figures to mid five figures that are creditable to earned royalties and milestone payments due to Columbia in the same calendar year, (ii) certain development-based and other milestone payments, (iii) royalty payments, depending on net revenues, (iv) minimum royalty payments, and (v) certain non-royalty sublicense income. Royalties on each particular Product are payable on a country-by-country and product-by-product basis until the later of (i) twenty (20) years after the first bona fide commercial sale of such particular Technology Product in each country and (ii) expiration of any market exclusivity period granted by a regulatory agency of such particular Product in such country.

Investigator-Sponsored Study Agreements between the Company and Vendors

Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders

On October 1, 2021, we entered into a sponsored research agreement with Columbia University (“Columbia”) pursuant to which Columbia shall conduct two different studies related to all uses of Ketamine or its metabolites in combination with Prucalopride, one of which is related to Alzheimer’s and the other of which is related to Depression, PTSD and Stress Projects. In addition, Company has been granted an option to license certain assets currently under development, including Alzheimer’s disease. The term of the option will commence on the effective date of this agreement and will expire upon the earlier of (i) 90 days after the date of the Company’s receipt of a final research report for each specific research proposal as defined in the agreement or (ii) termination of the research. If we elect to exercise the option, both parties will commence negotiation of a license agreement and will execute a license agreement no later than 3 months after the dated of the exercise of the option. We exercised our option for an exclusive license agreement for SPC-15, a prophylactic treatment for stress-induced affective disorders including anxiety and PTSD pursuant to which we were granted an exclusive license to further develop, manufacture, and commercialize SPC-15 worldwide. See “---License Agreements between the Company and Vendor – Exclusive License Agreement with Columbia University.” Columbia University and the Company will work towards developing a therapeutic treatment for patients suffering from Alzheimer’s disease to posttraumatic stress disorder. During a one-year period from the date of this agreement, we shall pay a total of $1,436,082 to Columbia University for the support of the research according to the payment schedule as follows: (i) 30% at signing, (ii) 30% at four and half months after the start of the project, (iii) 30% at nine months after the start of the project and (iv)10% at completion of the project. On October 13, 2022, we entered into an amendment of the sponsored research agreement pursuant to which the parties agreed to extend the payment schedule until March 31, 2024, which as of the date of this report has not been paid, pending final completion of the research agreement. We paid the first payment of $430,825 in November 2021 and the second payment of $430,825 in July 2022.

Sponsored Research Agreement with University of Maryland, Baltimore for the Study of Targeted liposomal drug delivery for rheumatoid arthritis

On July 6, 2021, we entered into a sponsored research agreement (the “July 2021 Sponsored Research Agreement”) with UMB pursuant to which UMB shall evaluate the pharmacokinetics of dexamethasone delivered to arthritic rats via liposome.  The research pursuant to the July 2021 Sponsored Research Agreement commenced on September 1, 2021 and will continue until the substantial completion thereof, subject to renewal upon written consent of the parties with a project timeline of twelve months. The July 2021 Sponsored Research Agreement may be terminated by either party upon 30 days’ prior written notice to the other party. In addition, if either party commits any material breach of or defaults with respect to any terms or conditions of the July 2021 Sponsored Research Agreement and fails to remedy such default or breach within 10 business days after written notice from the other party, the party giving notice may terminate the July 2021 Sponsored Research Agreement as of the date of receipt of such notice by the other party. If we terminate the July 2021 Sponsored Research Agreement for any reason other than an uncured material breach by UMB, we shall relinquish any and all rights it may have in the Results (as defined in the July 2021 Sponsored Research Agreement) to UMB. In addition, if the July 2021 Sponsored Research Agreement is terminated early, we, among other things, will pay all costs incurred and accrued by UMB as of the date of termination. Pursuant to the terms of the July 2021 Sponsored Research Agreement, UMB granted us an option (the “Option”) to negotiate and obtain an exclusive license to any UMB Arising IP (as defined in the July 2021 Sponsored Research Agreement) and UMB’s rights in any Joint Arising IP (as defined in the July 2021 Sponsored Research Agreement) (collectively, the “UMB IP”). We may exercise the Option by giving UMB written notice within 60 days after it receives notice from UMB of the UMB IP. We shall pay total fees of $276,285 as set forth in the July 2021 Sponsored Research Agreement. We paid the first payment of $92,095 on September 1, 2021 and on August 31, 2022, we paid the second payment of $92,095. As of the date of this report, the final payment of $92,095 is yet to be paid and has been partially paid in 2025, with the remaining payment pending completion of the July 2021 Sponsored Research Agreement.

Sponsored Research Agreement with The Regents of the University of California for the Effect of Psilocybin on Inflammation in the Blood

On June 1, 2021, we entered into a sponsored research agreement (“Sponsored Research Agreement”) with The Regents of the University of California, on behalf of its San Francisco Campus (“UCSF”) pursuant to which UCSF shall conduct a study to examine psilocybin’s effect on inflammatory activity in humans to accelerate its implementation as a potential treatment for Parkinson’s Disease, chronic pain, and bipolar disorder. The purpose of this is to show what effect psilocybin has on inflammation in the blood. We believe that this study will help support the UMB homing peptide study. Pursuant to the Agreement, we shall pay UCSF a total fee of $342,850 to conduct the research over the two-year period. The Agreement shall be effective for a period of two years from the effective date, subject to renewal or earlier termination as set forth in the Sponsored Research Agreement. During the years ended December 31, 2022 and 2021, pursuant to the Sponsored Research Agreement, we paid UCSF $181,710 and $100,570, respectively. We have notified UCSF we do not plan to continue this study.

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

Infections and deaths related to the pandemic may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from or materially delay U.S. Food and Drug Administration review and/or approval with respect to the Company’s clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of the Company’s clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of the Company’s product candidates.

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

Intellectual Property

Our goal is to obtain, maintain and enforce patent protection relating to our products (including formulations, processes, and methods) and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties. Our policy is to actively seek the broadest intellectual property protection possible for our products, proprietary information and proprietary technology through a combination of contractual arrangements and patents. Specifically, we try to ensure that we own intellectual property created for us by signing agreements with employees, independent contractors, consultants, companies, and any other third party that create intellectual property for us or that assign any intellectual property rights to us. In addition, we have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements with employees, independent contractors, consultants and entities with which we conduct business.

To date, the intellectual property owned and licensed by us includes 5 issued patents and 20 pending patent applications in 14 patent families in the U.S. and abroad. Our own intellectual property includes five pending U.S. patent applications related to the use of the central nervous system-homing peptides covered by the License Agreement with the University Maryland, Baltimore (“UMB”) to deliver certain compounds, including a nonsteroidal anti-inflammatory drug and/or psilocybin, for the treatment of diseases such as arthritis, central nervous system diseases, neurological diseases as well as cancer. Among the intellectual property that we license from UMB, there is one issued U.S. patent covering certain central nervous system homing peptides and uses thereof, and one issued U.S. patent covering certain peptides capable of selectively targeting inflamed synovial tissue and uses thereof. Among the intellectual property that we license from Columbia University, there are three issued U.S. patents related to the treatment or prevention of stress-induced affective disorders or stress-induced psychopathology.

Concentrations

Customer Concentration

For the years ended December 31, 2024 and 2023, one licensee, Aikido Pharma, Inc. accounted for 100% of our total revenues from customer license fees.

Vendor Concentrations

For the years ended December 31, 2024 and 2023, two licensors, UMB and Columbia, accounted for 100% of the Company’s vendor license agreements.

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

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, recordkeeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with any potential vendors, contract research organizations and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, the U.S. Food and Drug Administration (FDA) regulates drug products under the Federal Food, Drug, and Cosmetic Act (FDCA), its implementing regulations and other laws. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other legal requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

The process required by the FDA before any product candidates are approved as drugs for therapeutic indications and may be marketed in the United States generally involves the following:

●	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice requirements;

●	Completion of the manufacture, under current good manufacturing practice (cGMP) requirements, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

●	Submission to the FDA of an investigational new drug (IND) application which must become effective before clinical trials may begin;

●	Approval by an institutional review board or independent ethics committee at each clinical trial site before each trial may be initiated;

●	Performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice (GCP) requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

●	Submission to the FDA of a New Drug Application (NDA);

●	Payment of user fees for FDA review of the NDA;

●	A determination by the FDA within 60 days of its receipt of an NDA, to accept the filing for review;

●	Satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	Potentially, satisfactory completion of FDA audit of the clinical trial sites that generated the data in support of the NDA; and

●	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

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

Employees

As of March 26, 2025, we employed a total of three full-time employees. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

We were incorporated in 2010 but started operating under our current business plan in September 2020 and have a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations. We may sustain losses in the future as we implement our business plan. We have not yet achieved positive cash flow on a monthly basis during any fiscal year including the fiscal year ended December 31, 2024, and there can be no assurance that we will ever generate revenues or operate profitably.

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

Risks Related to Therapeutics Businesses

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

We currently have no therapies that are approved for commercial sale and may never be able to develop marketable therapies. We entered into license agreements with numerous companies and universities, including the University of Maryland, Baltimore and Columbia University. See “---License Agreements between the Company and Vendor.” Accordingly, our business may depend on the successful regulatory approval of potential in-licensed product candidates. We cannot be certain that any of our product candidates will receive regulatory approval or that our therapies will be successfully commercialized even if we receive regulatory approval.

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

In the United States, psilocybin and its active metabolite, psilocin, are listed by the DEA as a Schedule I substance and ketamine is listed by the DEA as a Schedule III substance, under the CSA. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II substances are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II substances is further restricted. For example, they may not be refilled without a new prescription and may have a black box warning. Further, most, if not all, state laws in the United States classify psilocybin and psilocin as Schedule I controlled substances. For any product containing psilocybin to be available for commercial marketing in the United States, psilocybin and psilocin must be rescheduled, or the product itself must be scheduled, by the DEA to Schedule II, III, IV or V. Commercial marketing in the United States will also require scheduling-related legislative or administrative action.

Scheduling determinations by the DEA are dependent on FDA approval of a substance or a specific formulation of a substance. Therefore, while psilocybin and psilocin are Schedule I controlled substances, products approved by the FDA for medical use in the United States that contain psilocybin or psilocin should be placed in Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. If one of our product candidates receives FDA approval, we anticipate that the DEA may make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. This scheduling determination will be dependent on FDA approval and the FDA’s recommendation as to the appropriate schedule. During the review process, and prior to approval, the FDA may determine that it requires additional data, either from non-clinical or clinical studies, including with respect to whether, or to what extent, the substance has abuse potential. This may introduce a delay into the approval and any potential rescheduling process. That delay would be dependent on the quantity of additional data required by the FDA. This scheduling determination will require DEA to conduct notice and comment rule making including issuing an interim final rule. Such action will be subject to public comment and requests for hearing which could affect the scheduling of the substance. There can be no assurance that the DEA will make a favorable scheduling decision. Even assuming categorization as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V), at the federal level, such substance would also require scheduling determinations under state laws and regulations.

In addition, therapeutic candidates containing controlled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, including:

●	DEA registration and inspection of facilities. Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Obtaining and maintaining the necessary registrations may result in delay of the importation, manufacturing or distribution of product candidates. Furthermore, failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

●	State-controlled substances laws. Individual U.S. states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule product candidates. While some states automatically schedule a drug based on federal action, other states schedule drugs through rule making or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or any partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

●	Clinical trials. Because our product candidates may contain psilocybin, to conduct clinical trials in the United States prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense such product candidates and to obtain the product from our importer. If the DEA delays or denies the grant of a researcher registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites.

●	Importation. If any of our product candidates is approved and classified as a Schedule II, III or IV substance, an importer can import it for commercial purposes if it obtains an importer registration and files an application for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board, which guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect the availability of our product candidates and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third-party comments to be submitted. It is always possible that adverse comments may delay the grant of an importer registration.

●	Manufacture. If, because of a Schedule II classification or voluntarily, we were to conduct manufacturing or repackaging/relabeling in the United States, our contract manufacturers would be subject to the DEA’s annual manufacturing and procurement quota requirements.

●	Distribution. If any of our product candidates is scheduled as Schedule II, III or IV, we would also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute any future therapeutic candidates. These distributors would need to obtain Schedule II, III or IV distribution registrations.

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

Any significant breaches in our compliance with U.S. and foreign laws and regulations governing controlled substances, or changes in the laws and regulations may result in interruptions to our development activity or business continuity.

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

Despite the current status of psilocybin and psilocin as Schedule I controlled substances in the United States, there may be changes in the status of psilocybin or psilocin under the laws of certain U.S. cities or states. For instance, the city of Denver voted to decriminalize the possession of psilocybin in 2019 and a few other cities have decriminalized psilocybin since (including Oakland, California; Santa Cruz, California; Ann Arbor, Michigan; Cambridge, Massachusetts; and Somerville, Massachusetts). Moreover, in the November 2020 election, Oregon passed Measure 109 which legalizes medical use of “psilocybin products,” including magic mushrooms, to treat mental health conditions in licensed facilities with registered therapists.

The legalization of psilocybin without regulatory oversight may lead to the setup of clinics without proper therapeutic infrastructure or adequate clinical research, which could put patients at risk and bring reputational and regulatory risk to the entire industry, making it harder for us to achieve regulatory approval.

Violations of any federal, state or foreign laws and regulations relating to controlled substances (including Psilocybin and psilocin which are categorized as Schedule I controlled substances under the CSA in the U.S.) could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges and penalties, including, but not limited to, disgorgement of profits, seizure of product, cessation of business activities, divestiture or prison time. This could have a material adverse effect on us, including on our reputation and ability to conduct business, our financial position, operating results, profitability or liquidity, the potential listing of our shares or the market price of our shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation or defense of any such matters or our final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonment.

Various federal, state, provincial and local laws govern our business in any jurisdictions in which we may operate, and to which we may export our products, including laws relating to health and safety, the conduct of our operations, and the production, storage, sale and distribution of our products. Complying with these laws requires that we comply concurrently with complex federal, state, provincial and/or local laws. These laws change frequently and may be difficult to interpret and apply. To ensure our compliance with these laws, we will need to invest significant financial and managerial resources. It is impossible for us to predict the cost of complying with such laws or the effect they may have on our future operations. A failure to comply with these laws could negatively affect our business and harm our reputation. Changes to these laws could negatively affect our competitive position and the markets in which we operate, and there is no assurance that various levels of government in the jurisdictions in which we operate will not pass legislation or regulation that adversely impacts our business.

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

The psychedelics industry and market are relatively new, and the industry may not succeed in the long term.

We operate our business in a relatively new industry and market. The use of psychedelics for medicinal purposes has shown promise in various studies and we believe that both regulators and the public have an increasing awareness and acceptance of this promising field. Nevertheless, psychedelics remain a controlled substance in the United States and most other jurisdictions and their use for research and therapeutic purposes remains highly regulated and narrow in scope. There is no assurance that the industry and market will continue to grow as currently estimated or anticipated or function and evolve in the manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the psychedelic manufacturing and medicines industry and market could have a material adverse effect on our business, financial condition and results of operations. We have committed and expect to continue committing significant resources and capital to the development of psychedelic products for therapeutic uses. As a category of products, medical-grade psychedelics raw materials and psychedelic-derived APIs, and research into such substances, represent relatively untested offerings in the marketplace, and we cannot provide assurance that psychedelics as a category, or that our prospective products, in particular, will achieve market acceptance. Moreover, as a relatively new industry, there are not many established players in the psychedelic-based medicines industry whose business model we can emulate.

Our product candidates may contain controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding psilocybin or our current or future investigational therapies using psilocybin may negatively influence the success of these therapies.

Our ability to establish and grow our business is substantially dependent on the success of the emerging market for psychedelics-based medicines, which will depend upon, among other matters, pronounced and rapidly changing public preferences, factors which are difficult to predict and over which we have little, if any, control. We and our clients will be highly dependent upon consumer perception of psychedelic-based therapies and other products.

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

We may never have a therapy that is commercially successful. To date, we have no therapy authorized for marketing. Furthermore, if approved, our future therapies may not achieve an adequate level of acceptance by payors, health technology assessment bodies, healthcare professionals, patients and the medical community at large, and we may not become profitable. The level of acceptance we ultimately achieve may be affected by negative public perceptions and historic media coverage of psychedelic substances, including psilocybin. Because of this history, efforts to educate the medical community and third-party payors and health technologies assessment bodies on the benefits of our future therapies may require significant resources and may never be successful, which would prevent us from generating significant revenue or becoming profitable. Market acceptance of our future therapies by healthcare professionals, patients, healthcare payors and health technology assessment bodies will depend on a number of factors, many of which are beyond our control, including, but not limited to, the following:

●	acceptance by healthcare professionals, patients and healthcare payors of each therapy as safe, effective and cost-effective;

●	changes in the standard of care for the targeted indications for any therapeutic candidate;

●	the strength of sales, marketing and distribution support;

●	potential product liability claims;

●	the therapeutic candidate’s relative convenience, ease of use, ease of administration and other perceived advantages over alternative therapies;

●	the prevalence and severity of adverse events or publicity;

●	limitations, precautions or warnings listed in the summary of therapeutic characteristics, patient information leaflet, package labeling or instructions for use;

●	the cost of treatment with our therapy in relation to alternative treatments;

●	the ability to manufacture our product in sufficient quantities and yields;

●	the steps that prescribers and dispensers must take, given that our therapeutic candidates include a controlled substance, as well as the perceived risks based upon their controlled substance status;

●	the availability and amount of coverage and reimbursement from healthcare payors, and the willingness of patients to pay out of pocket in the absence of healthcare payor coverage or adequate reimbursement;

●	the willingness of the target patient population to try, and of healthcare professionals to prescribe, the therapy;

●	any potential unfavorable publicity, including negative publicity associated with recreational use or abuse of psilocybin;

●	the extent to which therapies are approved for inclusion and reimbursed on formularies of hospitals and managed care organizations; and

●	whether our therapies are designated under physician treatment guidelines or under reimbursement guidelines as a first-line, second-line, third-line or last-line therapy.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the European Union, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits.

Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

Although we do not currently have any therapies on the market, our current and future operations may be directly, or indirectly through our relationships with investigators, health care professionals, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute or the federal Anti-Kickback Statute. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any therapies for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals who participate in our clinical research program, healthcare professionals and others who recommend, purchase, or provide our approved therapies, and other parties through which we market, sell and distribute our therapies for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations will be subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. These laws include, but are not limited to, the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to significant civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (“FCA”). The definition of the “remuneration” under the federal Anti-Kickback Statute has been interpreted to include anything of value. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection;

●	the federal civil and criminal false claims laws, such as the FCA, which prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the U.S. federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

●	the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;

●	The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”) and their implementing regulations (collectively referred to as “HIPAA”) as well as numerous other federal and state laws and regulations, govern the collection, dissemination, use, privacy, security, confidentiality, integrity and availability of personally identifiable information (“PII”), including protected health information (“PHI”). HIPAA applies national privacy and security standards for PHI to covered entities, including certain types of health care entities and their service providers that access PHI, known as business associates. HIPAA requires covered entities and business associates to maintain policies and procedures governing PHI that is used or disclosed, and to implement administrative, physical and technical safeguards to protect PHI, including PHI maintained, used and disclosed in electronic form. These safeguards include employee training, identifying business associates with whom covered entities need to enter into HIPAA-compliant contractual arrangements and various other measures. While we shall undertake substantial efforts to secure the PHI we maintain, use and disclose in electronic form, a cyber-attack or other intrusion that bypasses our information security systems causing an information security breach, loss of PHI, PII or other data subject to privacy laws or a material disruption of our operational systems could result in a material adverse impact on our business, along with potentially substantial fines and penalties. Ongoing implementation and oversight of these security measures involves significant time, effort and expense. HIPAA requires covered entities and their business associates to report breaches of unsecured PHI to affected individuals without unreasonable delay and in no case later than 60 days after the discovery of the breach by the covered entity or its agents. Notification must also be made to the U.S. Department of Health and Human Services (“HHS”) and, in certain situations involving large breaches, to the media. The HIPAA rules created a presumption that all non-permitted uses or disclosures of unsecured PHI are breaches unless the covered entity establishes that there is a low probability the information has been compromised. A data breach affecting sensitive personal information, including health information, also could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

●	the FDCA, which governs the production, sale, distribution and promotion of drugs, biologics and medical devices and prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

●	the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and

●	analogous state laws and regulations, including the following: state anti-kickback and false claims laws, which may be broader in scope than their federal equivalents, and which may apply to our business practices, including research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which require tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, their ability to hire and retain key personnel and accept the payment of user fees and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Of note, in response to the global COVID-19 pandemic, the FDA adopted a risk-based system for the conduct of inspections of manufacturing facilities and began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. Regulatory authorities inside and outside the United States may adopt similar restrictions or other policy measures in response to any future pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford therapies. As Schedule I substances under the CSA, psilocybin and psilocin are deemed to have no accepted medical use and therapies that use psilocybin or psilocin are precluded from reimbursement in the United States. Our products that include psilocybin or psilocin must be scheduled as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V) before they can be commercially marketed. Our ability to achieve acceptable levels of coverage and reimbursement for therapies by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract additional collaboration partners to invest in the development of our future therapeutic candidates. Even if we obtain coverage for a given therapy by third-party payors, the resulting reimbursement payment rates may not be adequate or may require patient out-of-pocket costs that patients may find unacceptably high. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for any therapy that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations. Negotiating coverage and reimbursement with governmental authorities can delay commercialization. Coverage and reimbursement policies may adversely affect our ability to sell our products on a profitable basis. Some countries allow companies to fix their own prices for medical therapies, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our future therapeutic candidates. Accordingly, in markets outside the United States, the reimbursement for our therapies may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

In order for our business to be viable and to compete effectively, we need to develop and maintain, and we will heavily rely on, a proprietary position with respect to our intellectual property. However, there are significant risks associated with our actual or proposed intellectual property. The risks and uncertainties that we face with respect to our rights principally include the following:

●	pending patent applications we have filed or will file may not result in issued patents or may take longer than we expect to result in issued patents;

●	we may be involved in reexamination proceedings;

●	we may be subject to post grant review proceedings;

●	we may be subject to inter partes review proceedings;

●	we may be subject to derivation proceedings;

●	we may be subject to opposition proceedings in foreign countries;

●	any patents that are issued or licensed to us may not provide us with any competitive advantages or meaningful protection;

●	we may not be able to develop additional proprietary technologies that are patentable;

●	other companies may challenge patents licensed or issued to us;

●	other companies may have independently developed and patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate our technologies;

●	other companies may design around technologies we have licensed or developed;

●	enforcement of patents is complex, uncertain and very expensive and we may not be able to secure, enforce and defend our patents;

●	in the event that we were to ever seek to enforce our patents in ligation, there is some risk that they could be deemed invalid, not infringed, or unenforceable; and

●	the patents of others may have an adverse effect on our business.

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

It is also possible that others may have or may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. There is no guarantee that such licenses will be available, or available based on commercially reasonable terms. As to those patents that we have licensed, our rights depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so.

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

The patent position of life science companies generally is highly uncertain, involves complex legal and factual questions and has in past years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States and we may fail to seek or obtain patent protection in all major markets. For example, unlike the U.S., European patent law restricts the patentability of methods of treatment of the human body. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection, even post-grant. For example, the federal courts of the United States have taken an increasingly negative view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain uses of such subject matter, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had been considered important for the biotechnology and biopharmaceutical industry to protect their discoveries, is now many times considered ineligible in the first instance for protection under the patent laws of the United States. We cannot definitively predict the types or breadth of claims that may be allowable or enforceable in our patent rights (whether licensed or otherwise held).

Patent reform legislation has increased the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. Under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review challenging our patent rights (whether licensed or otherwise held). An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights (whether licensed or otherwise held), allow third parties to commercialize our products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications (whether licensed or otherwise held) is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if our patent applications (whether licensed or otherwise held) result in the issuance of patents, they may not be in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

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

Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property or to assert that our intellectual property is invalid or unenforceable. The result of these challenges may narrow the scope or claims of or invalidate or find unenforceable patents that are integral to our product or product candidate. In addition, in a patent infringement proceeding, a court may decide that a licensed or owned patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover that technology. Moreover, lawsuits to protect or enforce our intellectual property rights could be expensive, time-consuming and ultimately unsuccessful.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain.

Our commercial success depends upon our ability to develop, manufacture, market and sell our products without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the life sciences industry. We cannot guarantee that our products and candidates will not infringe third-party patents or other proprietary rights. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including inter partes review, post-grant review, or derivation proceedings before the USPTO and similar proceeding before similar bodies in other countries. Third parties may assert infringement claims against us based on existing intellectual property rights and intellectual property rights that may be granted in the future.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our products or candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our own patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance fees and annuities on any issued patent or pending application may be due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent or pending application. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter our markets, which could have a material adverse effect on our business.

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

We have licensed and may enter into or may be required to enter into intellectual property license agreements that are important to our business. These license agreements may impose various diligence, milestone, payment, royalty and other obligations on us. For example, we may enter into exclusive license agreements with various universities and research institutions, we may be required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products, and may need to satisfy specified milestone and royalty payment obligations. If we fail to comply with any obligations under our agreements with any of these licensors, we may be subject to termination of the license agreement in whole or in part, increased financial obligations to our licensors or loss of exclusivity in a particular field or territory, in which case our ability to develop or commercialize products covered by the license agreement will be impaired.

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

●

if a third-party expresses interest in an area under a license that we are not pursuing, under the terms of certain of our license agreements, we may be required to sublicense rights in that area to the third party, and that sublicense could harm our business; and

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

Not all technologies and product candidates that initially show potential as the basis for future products will ultimately meet the rigors of our development process and as a result may be abandoned and/or never otherwise result in products brought to market. In some cases, prior to abandonment we may be required to incur significant costs developing and maintaining intellectual property and/or maintaining license agreements and our business could be harmed by such costs.

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

Risks Relating to Our Securities

Our Articles of Incorporation grants our board of directors, without any action or approval by our stockholders, the power to designate and issue preferred stock with rights, preferences and privileges that may be adverse to the rights of the holders of our common stock.

The total number of preferred stock that we are authorized to issue is 5,000,000 shares, none of which are issued and outstanding as of March 26, 2025. Pursuant to authority granted by our Articles of Incorporation, our board of directors, without any action or approval by our stockholders, may issue preferred stock in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the holders of shares of our common stock. The designation and issuance of shares of capital stock having preferential rights could materially adversely affect the rights of the holders of our common stock. In addition, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders.

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

We have issued options and warrants and may continue to issue additional securities in the future. The exercise of these securities and the sale of the common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common shares.

As of March 26, 2025, we have issued and outstanding options to purchase 22,850 common stock with a weighted average exercise price of $9.19 per share and warrants to purchase 2,211,730 shares of common stock with a weighted average exercise price of $4.55 per share. In addition, we have 447,150 shares of common stock available for future issuance under our Amended and Restated 2020 Omnibus Equity Incentive Plan. Because the market for our common stock may be thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock. Furthermore, the mere existence of a significant number of shares of common stock issuable upon exercise of our outstanding securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We believe cybersecurity is critical to advancing our technological advancements. As a biopharmaceutical company, we face a multitude of cybersecurity threats that range from common attacks to most industries, such as ransomware and denial-of service. Our customers, suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity.

Our Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our cybersecurity consultant, regularly briefs the Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us. The full Board retains oversight of cybersecurity because of its importance. In the event of an incident, any incident will be reported to our Board of Directors who will then formulate a plan for mitigation, recovery, and notification. Our Cybersecurity consultant has extensive information technology and program management experience. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks.

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

We rely heavily on our supply chain to deliver our products and services, and a cybersecurity incident at a supplier, subcontractor or business partner could materially adversely impact us. We require that our subcontractors report cybersecurity incidents to us so that we can assess the impact of the incident on us. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See “Risk Factors” for a discussion of cybersecurity risks.

ITEM 2. PROPERTIES

Our principal executive offices are located at 677 N. Washington Boulevard Sarasota, FL. We pay approximately $80 per month to rent such space on a month-to-month basis. We believe that our current office space will be adequate for the foreseeable future.

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

Security Holders

As of March 26, 2025, there were 95 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

Dividends

Common Stock

We have not declared or paid dividends on our common stock since our formation. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then-current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Stock Repurchase Program

On January 26, 2023, our Board of Directors authorized a stock repurchase plan to repurchase up to $1.0 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2023. On January 9, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024. On April 4, 2024, the Board of Directors of Silo Pharma, Inc. (the “Company”) approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1.0 million of the Company’s common stock until April 30, 2024. In aggregate, during the years ended December 31, 2024 and 2023, the Company repurchased a total of 355,710 shares of its common stock for a total cost of $644,234 pursuant to its Stock Repurchase Program. During the year ended December 31, 2024, 355,710 shares treasury shares for a cost of $644,234 were cancelled.

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

In addition, as more fully described below, we have entered into a license agreement with the University of Maryland, Baltimore, and developing a Ketamine polymer implant. In addition, we into a sponsored research agreement with Columbia University for the study of ketamine in combination with other drugs for treatment of Alzheimer’s and depression disorders and we have also entered into an exclusive license agreement with Columbia under which we have rights to certain patents and inventions relating to the treatment of Alzheimer’s disease and stress-induced affective disorders using Ketamine in combination with certain other compounds.

We plan to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand our business to focus on this new line of business.

Product Candidates

We are currently focusing on four product candidates:

1.	SPC-15 for stress-induced psychiatric disorders, including PTSD and anxiety;

2.	SP-26 for treatments of fibromyalgia and chronic pain;

3.	SPC-14 for treatment of Alzheimer’s disease; and

4.	SPU-16 for CNS disorders, initially targeting multiple sclerosis.

SPC-15: Intranasal Treatment for PTSD and Anxiety Disorders

Our lead product candidate, SPC-15, is designed as a novel serotonin 4 (5-HT4) receptor agonist that utilizes biomarkers for treatment of stress-induced psychiatric disorders such as PTSD and anxiety disorders. This innovative treatment is administered via an intranasal formulation, potentially qualifying for the FDA's streamlined 505(b)(2) regulatory pathway, which could expedite its approval process. We are actively collaborating with Columbia University, holding exclusive global rights to develop and commercialize SPC-15, pursuant to and the exclusive license agreement entered into with Columbia on July 1, 2024. See “Item 1 Business --License Agreements between the Company and Vendor—Exclusive License Agreement with Columbia University.”

On November 15, 2023, we entered into an exclusive license agreement with Medspray Pharma BV for its proprietary patented soft mist nasal spray technology, as the delivery mechanism for SPC-15, which agreement has an effective date of October 31, 2023. Preclinical and formulation studies were completed in the first half of 2024 and on June 4, 2024 the Company submitted a pre-Investigational New Drug (pre-IND) briefing package and meeting request to the U.S. Food and Drug Administration (FDA) for SPC-15, Silo’s intranasal prophylactic treatment for post-traumatic stress disorder (PTSD) and stress-induced anxiety disorder. In September 2024, we had a pre-IND meeting with the FDA to align on the 505(b)(2) regulatory pathway for approval of SPC-15 and review our proposed plan to support opening an IND.

Currently, we are conducting GLP-compliant pharmacokinetic and pharmacodynamic studies and in early March 2025 we completed first dosing in an IND-enabling GLP-compliant toxicology and toxicokinetics, and we are aiming for an IND submission in 2025. The preclinical data suggests additional applications for eating disorders and anorexia, as well as enhanced efficacy when combined with an NMDA receptor antagonist for major depressive disorder and other severe stress-related conditions.

We believe our patented intranasal nose-to-brain drug dispersion technology provides a competitive advantage by increasing brain drug concentration, ensuring a faster onset of therapeutic effects with optimized safety.

SP-26: Ketamine Implant for Fibromyalgia

SP-26 represents a novel approach to treating chronic pain and fibromyalgia through a ketamine-based injectable dissolvable polymer implant. Designed for subcutaneous insertion, SP-26 focuses on regulating dosage and time release to provide sustained relief from chronic pain, offering a potentially safer alternative to opioids. Presently, our SP-26 product is in preclinical research. Initial animal studies, which began in early 2025, are evaluating the implant's dosage, time release, and absorption.

In March 2023, we filed a provisional patent application with the USPTO to use SP-26 for treatment of chronic pain, including fibromyalgia. We intend to develop SP-26 following the Section 505(b)(2) regulatory pathway of the FDA rules. Section 505(b)(2) of the FDCA was enacted to enable sponsors to seek NDA approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon publicly available data with respect to our active ingredient in our NDA submission to the FDA for marketing approval.

Fibromyalgia affects approximately 4 million U.S. adults (2% of the population). We believe SP-26’s implant design provides a compelling non-opioid alternative to traditional pain management, improving dosage control compared to intravenous delivery.

SPC-14: Treatment for Alzheimer’s Disease

SPC-14 targets glutamate receptor NDMAR and serotonin 5-HT4 to address cognitive and neuropsychiatric symptoms in Alzheimer’s disease. Given the global Alzheimer’s therapeutics market is projected to exceed $30.8 billion by 2033, SPC-14 presents a promising opportunity. SPC-14 was developed under a sponsored research agreement with Columbia University See “Item 1 Business--Investigator-Sponsored Study Agreements between the Company and Vendors---Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders,” and we have exclusive global rights to develop and commercialize SPC-14, pursuant to and that certain exclusive license agreement entered into with Columbia on July 1, 2024. See “Item 1 Business--License Agreements between the Company and Vendor—Exclusive License Agreement with Columbia University.”. On October 13, 2022, we extended the term of the sponsored research agreement with Columbia to conduct further research studies into the mechanism of action of SPC-14 in the treatment of Alzheimer’s disease. In addition, we have been granted an option to license certain assets currently under development, including SPC-14 for the treatment of Alzheimer’s disease.

We believe our SPC-14 product has shown efficacy against luteinizing hormone (LH) in attenuating learned helplessness, preservative behavior and hyponeophagia (a measure of anxiety).

SPU-16: Treatment for CNS Disorders, Initial Indication for Multiple Sclerosis

SPU-16 is a promising candidate targeting central nervous system (CNS) disorders, with an initial indication for multiple sclerosis. On February 12, 2021, we entered into a Master License Agreement (the “UMB License Agreement”) with the University of Maryland, Baltimore (“UMB”) pursuant to which UMB granted us an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property (i) to make, have made, use, sell, offer to sell, and import certain licensed products and (ii) to use the invention titled “Central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology,” or SPU-16. See “License Agreements between the Company and Vendors--Vendor License Agreement with the University of Maryland, Baltimore for CNS Homing Peptide” for additional details.

On April 11, 2023 certain intellectual property under the UMB License Agreement described above were issued a patent from the U.S. Patent & Trademark Office (USPTO) for “Peptide-Targeted Liposomal Delivery For Treatment, Diagnosis, and Imaging of Diseases and Disorders” (US 11,766,403, B2).

We believe SPU-16 provides a competitive advantage by using homing peptides to reduce toxicity while enhancing therapeutic payload delivery.

Stock Repurchase Plan

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2023. On January 9, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024 and on April 4, 2024, the Stock Repurchase Plan was extended to April 30, 2024. During the year ended December 31, 2023, the Company purchased 252,855 shares of common stock for a cost of $471,121, which is reflected in treasury stock on the accompanying consolidated balance sheet. During the year ended December 31, 2024, the Company purchased 102,855 shares of common stock for a cost of $173,113. In aggregate, during the years ended December 31, 2024 and 2023, the Company repurchased a total of 355,710 shares of its common stock for a total cost of $644,234 pursuant to its Stock Repurchase Program. During the year ended December 31, 2024, all 355,710 shares treasury shares with a cost of $644,234 were cancelled.

Results of Operations

Comparison of Our Results of Operations for the Years Ended December 31, 2024 and 2023

The following table summarizes the results of operations for the years ending December 31, 2024 and 2023 and were based primarily on the comparative audited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this report.

	Years Ended December 31,
	2024	2023
Revenues	$72,102	$72,102
Cost of revenues	5,838	5,838
Gross profit	66,264	66,264
Operating expenses	4,771,958	3,921,856
Operating loss from continuing operations	(4,705,694)	(3,855,592)
Other income, net	312,814	224,509
Provision for income taxes	-	-
Loss from discontinued operations, net of tax	-	(69,600)
Net loss	$(4,392,880)	$(3,700,683)

Revenues

During the years ended December 31, 2024 and 2023, we generated minimal revenues from operations. For the years ended December 31, 2024 and 2023, revenues amounted to $72,102 and $72,102, respectively. Such revenues are related to the Aikido License and Sublicense Agreement and are recognized over the estimated 15-year term of the related UMB license agreement.

Cost of Revenues

During the years ended December 31, 2024 and 2023, cost of revenues amounted to $5,838 and $5,838, respectively, and consisted of license fees related to the UMB License and Sublicense Agreement, which are being amortized into cost of revenues over the estimated 15-year terms of their respective agreements with Akido and UMB.

Operating Expenses

For the years ended December 31, 2024 and 2023, total operating expenses consisted of the following:

	For the Years Ended December 31,
	2024	2023
Compensation expense	$906,773	$871,625
Professional fees	1,198,745	1,726,061
Research and development	2,368,156	845,092
Selling, general and administrative expenses	298,284	479,078
Total	$4,771,958	$3,921,856

●	Compensation Expense:

For the years ended December 31, 2024 and 2023, compensation expense was $906,773 and $871,625, respectively, an increase of $35,148, or 4.0%. This increase primarily resulted from an increase in health insurance expense of $22,051 and an increase in executive bonus pay of $25,000, offset by a decrease in stock-based compensation of $14,125.

●	Professional Fees:

For the years ended December 31, 2024 and 2023, professional fees were $1,198,745 and $1,726,061, respectively, a decrease of $527,316, or 30.6%. The decrease was primarily attributable to a decrease in other consulting fees of $487,125, a decrease in legal fees of $188,110, and a decrease in stock-based consulting fees of $90,067 related to the amortization of prepaid expense on previously issued shares to consultants for business advisory and strategic planning services, offset by an increase in investor relations fees of $219,072, and an increase in accounting and auditing fees of $18,914.

●	Research and Development:

For the year ended December 31, 2024 and 2023, we incurred research and development expense of $2,368,156 and $845,092, respectively, an increase of $1,523,064, or 180.2%. The increase was a result of an increase in research and development costs in connection with our key Investigator-sponsored Study Agreements and other research projects with third party vendors and universities. We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

●	fees related to in-licensed products and technology;

●	expenses incurred under agreements with CROs, investigative sites and consultants that conduct our clinical trials and a substantial portion of our pre-clinical activities;

●	the cost of acquiring and manufacturing clinical trial materials; and

●	costs associated with non-clinical activities and regulatory approvals.

●	Other Selling, General and Administrative Expenses:

Selling, general and administrative expenses include advertising and promotion, patent related expenses, public company expenses, custodian fees, bank service charges, travel, and other office expenses.

For the years ended December 31, 2024 and 2023, selling, general and administrative expenses were $298,284 and $479,078, respectively, a decrease of $180,794, or 37.7%. The decrease was primarily attributed to a decrease in Delaware franchise taxes of $228,814 resulting from the change in our state of incorporation from the State of Delaware to the State of Nevada. This decrease was offset by a net increase in other general and administrative expenses of $48,020 primarily consisting of an increase in proxy meeting fees of $15,974 and an increase in SEC filing fees of $16,095.

Operating Loss from Continuing Operations

For the years ended December 31, 2024 and 2023, loss from continuing operations amounted to $4,705,694 and $3,855,592 respectively, an increase of $850,102, or 22.1%. The increase was primarily a result of the changes in operating expenses discussed above.

Other Income (Expenses), net

For the year ended December 31, 2024 and 2023, other income, net amounted to $312,814 and $224,509, respectively, an increase of $88,305, or 39.3%. The increase in other income, net was primarily due to a decrease in penalty expense of $166,034 which was incurred during the 2023 period due to the early termination of a certificate of deposit and a decrease in net unrealized loss on equity investment of $3,118, offset by an increase in foreign currency transaction loss of $14,242, a decrease in interest and dividend income of $65,365, an increase in realized loss of short-term debt investments of $1,025, and an increase in interest expense of $215.

Loss from Discontinued Operations

For the year ended December 31, 2024 and 2023, loss from discontinued operations amounted to $0 and $69,600, respectively, a decrease of $69,600. As of December 31, 2023, we recognized an allowance for loss on the NFID. LLC note receivable and accrued interest receivable in an amount equal to the estimated probable losses, and accordingly, we recorded bad debt expense of $69,600.

Net Loss

For the year ended December 31, 2024, net loss amounted to $4,392,880 or $1.19 per common share (basic and diluted), as compared to net loss amounted to $3,700,683 or $1.20 per common share (basic and diluted) for the year ended December 31, 2023, an increase of $692,197, or 18.7%. The change was primarily a result of the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $5,455,483, $3,174,724 in short-term investments, and $3,905,799 in cash and cash equivalents as of December 31, 2024, and working capital of $6,905,568, short-term investments of $4,140,880 and $3,524,308 in cash and cash equivalents as of December 31, 2023, respectively.

	December 31, 2024	December 31, 2023	Working Capital Change	Percentage Change
Working capital:
Total current assets	$7,111,480	$7,681,158	$(569,678)	(7)%
Total current liabilities	(1,655,997)	(775,590)	(880,407)	(114)%
Working capital	$5,455,483	$6,905,568	$(1,450,085)	(21)%

The decrease in working capital of $1,450,085 was primarily attributable to a decrease in current assets of $569,678 primarily due to a decrease in short-term investments of approximately $966,000, offset by an increase in cash and cash equivalents of approximately $381,000 and an increase in prepaid expenses and other current assets of $15,000, and an increase in current liabilities of approximately $880,000.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(3,833,914)	$(3,224,498)
Net cash provided by (used in) investing activities	973,777	(4,147,107)
Net cash provided by (used in) financing activities	3,241,628	(471,121)
Net increase (decrease) in cash and cash equivalents	$381,491	$(7,842,726)

Net Cash Used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2024 and 2023 were $3,833,914 and $3,224,498, respectively, an increase of $609,416, or 18.9%.

●	Net cash used in operating activities for the year ended December 31, 2024 primarily reflected a net loss of $4,392,880, adjusted for the add-back of non-cash items such as amortization expense of $6,185 and net realized loss on short-term investments of $1,025, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $9,149, an increase in accounts payable and accrued expenses of $633,007, and a decrease in deferred revenue of $72,102.

●	Net cash used in operating activities for the year ended December 31, 2023 primarily reflected a net loss of $3,700,683, adjusted for the add-back of non-cash items such as net realized and unrealized loss on equity investments of $3,118, bad debt expense of $69,600, stock-based compensation of $14,125, and amortization of prepaid stock-based professional fees of $90,067, and changes in operating asset and liabilities primarily consisting of a decrease in prepaid expenses and other current assets of $35,695, an increase of interest receivable of $3,590, an increase in accounts payable and accrued expenses of $339,272, and a decrease in deferred revenue of $72,102.

Net Cash Provided by (Used in) by Investing Activities

Net cash provided by (used in) investing activities for the years ended December 31, 2024 and 2023 were $973,777 and $(4,147,107), respectively, a positive change of $5,120,884, or 123.5%.

●	Net cash provided by investing activities for the year ended December 31, 2024 was $973,777 which consisted of proceeds from the sale of short-term investments of $1,149,320, offset by aggregate payments for the purchase of short-term investments of $175,543.

●	Net cash used in investing activities for the year ended December 31, 2023 was $4,147,107 which consisted of aggregate payments for the purchase of short-term investments of $4,147,107.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities for the years ended December 31, 2024 and 2023 were $3,241,628 and $(471,121), respectively, a positive change of $3,712,749, or 788%.

●	Net cash provided by financing activities for the year ended December 31, 2024 was $3,241,628 which consisted of net proceeds from sale of common stock and pre-funded warrants of $1,673,216, net proceeds from sale of common stock and warrants of $1,741,522 and proceeds from the exercise of pre-funded warrants of $3, offset by the purchase of treasury stock of $173,113.

●	Net cash used in financing activities for the year ended December 31, 2023 was $471,121, which consisted of the purchase of treasury stock.

Cash Requirements

We believe that our current cash and cash equivalent amount and short-term investment amount will provide sufficient cash required to meet our obligations for a minimum of twelve months from the date of this filing.

Other than cash requirements pursuant to research and development agreements, we currently have no other material commitments for any capital expenditures.

Liquidity

As reflected in the accompanying consolidated financial statements, we generated a net loss of $4,392,880 and used cash in operations of $3,833,914 during the year ended December 31, 2024. Additionally, we have an accumulated deficit of $15,264,691 on December 31, 2024. As of December 31, 2024, we had working capital of $5,455,483.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s consolidated financial statements. In certain research and development projects, we estimate the percentage of completion of the research and development projects to recognize research and development expense.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer determined that we maintained effective internal control over financial reporting as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

As of December 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Status of Remediation of Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed, as of December 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective because management identified a material weakness. A material weakness is a significant deficiency or a combination of significant deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

●	We lack segregation of duties within accounting functions duties as a result of our limited financial resources to support hiring of personnel.

●	We have not implemented adequate system and manual controls.

To address the material weakness described above, during the fourth quarter of 2024,

●	We have enhanced controls within our business process controls to establish and maintain appropriate segregation of duties.

●	We have enhanced our monitoring level controls to detect material and unusual variances in accounts payable.

●	We have enhanced the design of the bank reconciliation controls to standardize the review and enhanced our cash disbursement and treasury controls.

In addition, we are taking steps to review and enhance business policies, procedures and related internal controls to standardize business processes.

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

Changes in Internal Control Over Financial Reporting

Other than the remedial actions we implemented during the fourth quarter of 2024 as discussed above under “Status of Remediation of Material Weaknesses in Internal Controls over Financial Reporting”. There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During our last fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this annual report.

All directors shall serve until the 2025 annual meeting of stockholders.

Name	Age	Position
Eric Weisblum	55	Chairman, Chief Executive Officer, President, and Director
Daniel Ryweck	60	Chief Financial Officer
Wayne D. Linsley	68	Director
Dr. Kevin Muñoz	46	Director
Jeff Pavell	58	Director

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

Board Composition

Our board of directors currently consists of four members, all of whom are members pursuant to the board composition provisions of our current articles of incorporation and agreements with our stockholders, and who will remain members pursuant to the board composition provisions of our articles of incorporation.

Our nominating and corporate governance committee and our board of directors may consider a broad range of factors relating to the qualifications and background of board nominees, which may include diversity, which is not only limited to race, gender or national origin. We have no formal policy regarding board diversity. Our nominating and corporate governance committee’s and our board of directors’ priority in selecting board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business, understanding of the competitive landscape and professional and personal experiences and expertise relevant to our growth strategy. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation or removal. Our articles of incorporation and amended and restated bylaws also provide that our directors may be removed only for cause by the affirmative vote of the holders of 2/3 of the votes that all our stockholders would be entitled to cast in an election of directors, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office and not by the stockholders, unless the board determines by resolution that any such vacancies or newly created directorships shall be filled by stockholders.

Director Independence. Our board of directors has determined that all members of our board of directors are independent directors, with the exception of Eric Weisblum, including for purposes of Nasdaq Listing Rule 5605(a)(2) and relevant federal securities laws and regulations.

The board of directors held a total of nine meetings and took action by written consent or electronically on eight occasions during the year ended December 31, 2024. All directors attended all of the meetings of the Board of Directors, except for the meeting held on December 3, 2024 where a majority of directors were in attendance. No annual meeting was held during the year ended December 31, 2024, and all relevant matters were approved by stockholder consent. Our policy is to encourage all directors to attend our annual meetings of stockholders.

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

Our audit committee held five meetings and took action by written consent or electronically on five occasions during the year ended December 31, 2024. All members of the audit committee attended all of the meetings while they were members of the audit committee. The Audit Committee Charter is available on the Company’s website.

REPORT OF THE AUDIT COMMITTEE(1)

The role of the Audit Committee is to assist the board of directors in its oversight of the Company’s financial reporting process. As set forth in the Audit Committee Charter, management of the Company is responsible for the preparation, presentation and integrity of the Company’s consolidated financial statements, accounting and financial reporting policies, principles and practices, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors are responsible for auditing the Company’s consolidated financial statements and expressing an opinion as to their conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”).

In the performance of this oversight function, the Audit Committee has reviewed and discussed the audited financial statements for the fiscal Year Ended December 31, 2024 with management, and has discussed with the independent auditors the matters required to be discussed by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard, AS 1301, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on its review, discussions, and related deliberations, the Audit Committee recommended to the board of directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for filing with the SEC.

(1)	The material in the Audit Committee report is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing.

The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting, are not experts in the fields of accounting or auditing, including in respect of auditor independence. Members of the Audit Committee rely without independent verification on the information provided to them and on the representations made by management and the independent auditors. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles, or appropriate internal control and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s consideration and discussions referred to above do not assure that the audit of the Company’s consolidated financial statements has been carried out in accordance with the auditing standards established by the PCAOB, or that the Company’s auditors are in fact independent, as required under professional auditing standards.

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee referred to above and in the Audit Committee Charter, the Audit Committee recommended to the Board that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission.

THE AUDIT COMMITTEE

Wayne D. Linsley (Chair of the Audit Committee)

Jeff Pavel

Dr. Kevin Muñoz

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

Our compensation committee consists of Wayne D. Linsley, Jeff Pavell and Dr. Kevin Muñoz, with Mr. Linsley serving as chair.

Our board of directors has assessed the risks that could arise from our employee compensation policies and does not believe that such policies are reasonably likely to have a materially adverse effect on the Company.

Our compensation committee held two meetings and took action by written consent or electronically on two occasions during the year ended December 31, 2024. All members of the compensation committee attended all of the meetings while they were members of the compensation committee. The Compensation Committee Charter is available on the Company’s website.

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

Our nominating and corporate governance committee held one meeting and took action by written consent or electronically on no occasion during the year ended December 31, 2024. All members of the nominating and corporate governance committee attended all of the meetings while they were members of the nominating and corporate governance committee. The board of directors has adopted a written charter for the nominating and governance committee. The Nominating and Corporate Governance Committee Charter is available on the Company’s website.

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

To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2024, we believe that our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2024.

Insider Trading Policy and Anti-hedging

We have adopted an Insider Trading Policy that applies to our officers, directors and all other employees (including temporary employees) of, or consultants to, the Company or its subsidiaries, as well as family members of such persons. As part of our Insider Trading Policy, all of our officers, directors, employees and consultants and family members or others sharing a household with any of the foregoing or that may have access to material non-public information regarding our Company are prohibited from engaging in short sales of our securities, any hedging or monetization transactions involving our securities and in transactions involving puts, calls or other derivative securities based on our securities. Our Insider Trading Policy further prohibits such persons from purchasing our securities on margin, borrowing against any account in which our securities are held or pledging our securities as collateral for a loan unless pre-cleared by our Insider Trading Compliance Officer. As of December 31, 2024, none of our directors or executive officers had pledged any shares of our common stock.

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our principal executive officer and our principal financial officer during the year ended December 31, 2024 and 2023 (each a “named executive officer”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Eric Weisblum, Chief Executive Officer (1)	2024	350,000	(3)	200,000	—	—	—	—	80,051	(3)	630,051
	2023	350,151	(3)	200,000	—	—	—	—	18,858	(3)	569,009

Daniel Ryweck,	2024	60,000	(4)	25,000	—	—	—	—	3,600	(4)	88,600
Chief Financial Officer (2)	2023	59,923	(4)	—	—	—	—	—	2,769	(4)	62,692

(1)	On October 12, 2022, the Company entered into an employment agreement with Eric Weisblum (the “Weisblum Employment Agreement”) pursuant to which Mr. Weisblum’s (i) base salary will be $350,000 per year, and (ii) Mr. Weisblum shall be entitled to receive an annual bonus of up to $350,000, subject to the sole discretion of the Compensation Committee of the Board of Directors of the Company.

(2)	On September 28, 2022, the Company entered into an employment agreement (the “Ryweck Employment Agreement”) with Mr. Ryweck. Pursuant to the terms of the Ryweck Employment Agreement, which was amended on October 12, 2022 and on November 11, 2024, Mr. Ryweck will (i) receive a base salary at an annual rate of $60,000, and (ii) be eligible to receive an annual discretionary bonus of up to $60,000.

(3)	During 2024 and 2023, the Company contributed funds for the executive to the Company’s 401(k) plan. Additionally, the Company paid for the Executive’s health insurance premiums.

(4)	During 2024 and 2023, the Company contributed funds for each executive to the Company’s 401(k) plan.

Narrative Disclosure to Summary Compensation Table

Except as otherwise described below, there are no compensatory plans or arrangements, including payments to be received from the Company with respect to any named executive officer that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or our subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

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

Daniel Ryweck

On September 27, 2022, the Board appointed Daniel Ryweck as Chief Financial Officer of the Company. On September 28, 2022, the Company entered into an employment agreement (the “Ryweck Employment Agreement”) with Mr. Ryweck. Pursuant to the terms of the Ryweck Employment Agreement, which was amended on October 12, 2022, Mr. Ryweck will (i) receive a base salary at an annual rate of $60,000 (the “Base Compensation”) payable in equal monthly installments, and (ii) be eligible to receive an annual discretionary bonus. The term of Mr. Ryweck’s engagement under the Ryweck Employment Agreement commenced on September 28, 2022 and continued until September 28, 2023, unless earlier terminated in accordance with the terms of the Ryweck Employment Agreement. The term of Mr. Ryweck’s Employment Agreement was automatically renewed until September 28, 2025 and will automatically renew for successive one-year periods until terminated by Mr. Ryweck or the Company. On November 11, 2024, the Company entered into a Second Amendment to Employment Agreement with Daniel Ryweck (the “Second Amendment”). The Second Amendment amended the Employment Agreement to provide that Mr. Ryweck is entitled to receive an annual cash bonus in an amount up to $60,000 if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board for earning bonuses.

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

Outstanding Equity Awards at Fiscal Year-End Table

There were no stock awards or other equity awards outstanding as of December 31, 2024 held by named executive officers

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

The holder of a SAR will have no rights to dividends or any other rights of a shareholder with respect to the shares of the Company’s common stock subject to the SAR until the holder has given written notice of exercise and paid the exercise price and applicable withholding taxes

In the event of a participant’s termination of employment or service, the holder of a SAR may exercise his or her SAR (to the extent vested as of such date of termination) for such period of time as specified in his or her SAR agreement.

Other Stock-Based Awards. The plan administrator may grant other stock-based awards under the Amended and Restated 2020 Plan, valued in whole or in part by reference to, or otherwise based on, shares of common stock. The plan administrator will determine the terms and conditions of these awards, including the number of shares of common stock to be granted pursuant to each award, the manner in which the award will be settled, and the conditions to the vesting and payment of the award (including the achievement of performance goals). The rights of participants granted other stock-based awards upon the termination of employment or service to us will be set forth in the applicable award agreement. In the event that a bonus is granted in the form of shares of common stock, the shares of common stock constituting such bonus shall, as determined by the plan administrator, be evidenced in uncertificated form or by a book entry record or a certificate issued in the name of the participant to whom such grant was made and delivered to such participant as soon as practicable after the date on which such bonus is payable. Any dividend or dividend equivalent award issued under the Amended and Restated 2020 Plan shall be subject to the same restrictions, conditions and risks of forfeiture as apply to the underlying award.

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

Clawback

If the Company is required to prepare a financial restatement due to the Company’s material non-compliance with any financial reporting requirement under the securities law, then the plan administrator may require any Section 10D-1(d) of the Exchange Act “executive officer” to repay or forfeit to us that part of the cash or equity incentive compensation received by that Section 10D-1(d) executive officer during the preceding three completed fiscal years that the plan administrator determines was in excess of the amount that such Section 10D-1(d) executive officer would have received had such cash or equity incentive compensation been calculated based on the restated amounts reported in the restated financial statement. The plan administrator may take into account any factors it deems reasonable in determining whether to seek recoupment of previously paid cash or equity incentive compensation and how much of such compensation to recoup from each Section 10D-1(d) executive officer (which shall be made irrespective of any fault, misconduct or responsibility of each Section 10D-1(d) executive officer). The amount and form of the incentive compensation to be recouped shall be determined by the plan administrator in its sole and absolute discretion, and calculated on a pre-tax basis.

Disclosure of Equity Awards Based on Material Nonpublic Information: None

Pay Versus Performance Disclosure

In accordance with the SEC’s disclosure requirements regarding pay versus performance, or PVP, this section presents the SEC-defined “Compensation Actually Paid,” or CAP of our NEOs for each of the fiscal years ended December 31, 2024, 2023 and 2022, and our financial performance. Also required by the SEC, this section compares CAP to various measures used to gauge performance at the Company for each such fiscal year.

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

Pay Versus Performance Table

Year (1)	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO (2)	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs (2)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Income (Loss)
2024	$630,051	$630,051	$88,600	$88,600	6.19	$(4,392,880)
2023	$569,009	$569,009	$62,692	$62,692	6.79	$(3,700,683)
2022	$352,500	$352,500	$15,000	$15,000	15.83	$(3,908,551)

(1)	The PEO (CEO) in the 2024, 2023 and 2022 reporting year is Eric Weisblum. The non-PEO NEOs in the 2024, 2023 and 2022 reporting year is Dan Ryweck.

(2)	The CAP was calculated beginning with the PEO’s SCT total. No amounts were deducted from or added to the applicable SCT total compensation. Since all equity awards were fully vested prior to 2021, no reconciliation to with respect to equity awards for summary compensation numbers was required.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2024.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Wayne Linsley	$45,000	—	$-	—	—	-	$45,000

Dr. Kevin Muñoz	$25,000	—	$-	—	—	-	$25,000

Jeff Pavel	$25,000	—	-	—	—		$25,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 26, 2025 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group.

The percentage ownership information is based on 4,484,456 issued outstanding. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules attribute beneficial ownership of securities as of a particular date to persons who hold convertible preferred stock, options or warrants to purchase shares of common stock and that are exercisable within 60 days of such date. These shares are deemed to be outstanding and beneficially owned by the person holding those convertible preferred stock, options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Silo Pharma, Inc., 677 N. Washington Boulevard Sarasota, FL 34236.

Name and Address of Beneficial Owner	Number of shares beneficially owned		Percentage of shares beneficially owned
Directors and Named Executive Officers:
Eric Weisblum	187,932		4.19%
Wayne D. Linsley	3,425	(1)	*
Kevin Munoz	3,425	(1)	*
Daniel Ryweck	5,000		*
Jeff Pavell	-		-
All executive officers and directors as a group (5 persons)	199,782		4.44%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Includes options to purchase 3,425 shares of common stock, all of which are presently exercisable.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information regarding our equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders (1)	22,850	$9.19	447,150
Equity compensation plans not approved by security holders	—	—	—
Total	22,850	$9.19	447,150

(1)	Amended and Restated 2020 Omnibus Equity Incentive Plan. On January 18, 2021, the board of directors of the Company approved the Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) to incentivize employees, officers, directors and consultants of the Company and its affiliates. The number of shares of common stock that are reserved and available for issuance under the 2020 Plan shall be equal to 170,000 shares provided that with respect to exempt awards as defined in the 2020 Plan, shall not count against such share limit. The 2020 Plan provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of cash, stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation units and other stock or cash-based awards. The Plan shall terminate on the tenth anniversary of the date of adoption by the Board of Directors. Subject to certain restrictions, the Board of Directors may amend or terminate the Plan at any time and for any reason. An amendment of the Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, rules or regulations. On March 10, 2021, the stockholders of the Company approved the Plan. On September 15, 2023, our Board of Directors adopted the Silo Pharma, Inc. Amended and Restated 2020 Omnibus Equity Incentive Plan, which was approved by the Company’s stockholders on December, 2023. The Amended and Restated 2020 Omnibus Equity Incentive Plan (i) increases the number of shares of common stock that may be issued under such Plan by 300,000 shares and (ii) includes clawback provisions to comply with recent developments of applicable law.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, there were no transactions during our fiscal years ended December 31, 2024 and 2023 to which we were a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this registration statement. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees for services provided by Salberg & Company, P.A. for the years ended December 31, 2024 and 2023.

	2024	2023
Audit Fees	$72,000	$64,000
Audit Related Fees	12,000	–
Tax Fees	-	–
All Other Fees	-	–
Total	$84,000	$64,000

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

Tax Fees: Tax fees may consist of fees for professional services, including tax compliance. There were no such fees paid by the Company to Salberg & Company, P.A. in the fiscal years ended December 31, 2024 and 2023.

All Other Fees: There were no such fees incurred by the Company in the fiscal years ended December 31, 2024 and 2023.

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

	3.	Exhibits (including those incorporated by reference).

Exhibits	Description
2.1	Plan of Conversion dated December 19, 2023, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference
3.1	Articles of Incorporation of Silo Pharma, Inc., a Nevada corporation, filed as an Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
3.2	Bylaws of Silo Pharma, Inc., a Nevada corporation, filed as an Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
3.3	Articles of Conversion filed with the Nevada Secretary of State on December 19, 2023, filed as an Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
3.4	Certificate of Conversion filed with the Delaware Secretary of State on December 19, 2023, filed as an Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
4.1*	Description of the Registrant’s Securities.
4.2	Form of Representative’s Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022 and incorporated herein by reference.
4.3	Form of Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024 and incorporated herein by reference.
4.4	Form of Placement Agent Warrant, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024 and incorporated herein by reference.
4.5	Form of Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024 and incorporated herein by reference.
4.6	Form of Placement Agent Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024 and incorporated herein by reference.
10.1	Stock Purchase Agreement dated April 24, 2013 between Point Capital, Inc. and Alpha Capital Anstalt, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 30, 2013 and incorporated herein by reference.
10.2	Corrected Asset Purchase Agreement with Blind Faith Concepts Holdings, Inc. dated September 28, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 20, 2018 and incorporated herein by reference.
10.3	Form of Return to Treasury Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 20, 2018 and incorporated herein by reference.
10.4	Form of Securities Purchase Agreement, dated October 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.5	Form of convertible note agreement with Investors dated October 2019, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.6	Form of Warrant, dated October 2019, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2019 and incorporated herein by reference.

10.7	Form of Securities Purchase Agreement for the purchase of Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.8	Form of Warrant related to Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.9	Form of registration rights agreement related to Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.10	Form of Exchange Agreement for Convertible Notes, dated as of April 15, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.11	Form of Exchange Agreement for Series B Preferred Stock, dated as of April 15, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.12	Form of Subscription Agreement, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.13	Form of Consulting Agreement, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.14	Form of Advisory Agreement, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.15	Form of Securities Purchase Agreement, dated as of April 28, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 28, 2020 and incorporated herein by reference.
10.16	Form of Registration Rights Agreement, dated as of April 28, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 28, 2020 and incorporated herein by reference.
10.17	Form of Lock-Up Agreement, dated as of April 28, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 28, 2020 and incorporated herein by reference.
10.18	Patent License Agreement by and among the Company and Silo Pharma, Inc., a Florida corporation and their affiliates and subsidiaries and AIkido Pharma Inc., filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 11, 2021 and incorporated herein by reference.
10.19	Sponsored Research Agreement by and between the Company and the University of Maryland, Baltimore, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 11, 2021 and incorporated herein by reference.
10.20+	Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 28, 2021 and incorporated herein by reference.
10.21	Form of Securities Purchase Agreement, dated as of February 9, 2021, between Silo Pharma, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.22	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.23	Form of Registration Rights Agreement, dated as of February 9, 2021, between Silo Pharma, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.24	Form of Lock-Up Agreement, dated as of February 9, 2021 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.25	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on February 12, 2021)
10.26#	Master License Agreement, dated February 12, 2021, by and between the Company and the University of Maryland, Baltimore (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021)
10.27#	Letter of Intent, dated February 12, 2021, by and between the Company and Aikido Pharma, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2021)
10.28	Patent License Agreement by and among the Company and Silo Pharma, Inc., a Florida corporation and their affiliates and subsidiaries and Aikido Pharma Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021).

10.29	Sponsored Research Agreement by and between the Company and the University of Maryland, Baltimore (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021).
10.30	Underwriting Agreement by and between the Company and Laidlaw & Company (UK) Ltd., as representative of the several underwriters named therein, dated September 26, 2022. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 30, 2022.)
10.31	Representative’s Warrant, dated as of September 29, 2022. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 30, 2022.)
10.32	Ryweck Employment Agreement, dated September 28, 2022. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2022.)
10.33	Form of First Amendment to Sponsored Research Agreement by and between the Company and Columbia University. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report om Form 8-K filed with the SEC on October 18, 2022).
10.34	Employment Agreement by and between the Company and Eric Weisblum, dated October 12, 2022. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022).
10.35+	First Amendment to Employment Agreement by and between the Company and Daniel Ryweck, dated October 12, 2022. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022).
10.36	Silo Pharma, Inc. Amended and Restated 2020 Omnibus Equity Incentive Plan, filed as Appendix A to the Company Definitive Proxy Statement on Schedule 14A filed with the SEC on October 23, 2023 and incorporated herein by reference.
10.37	Form of Securities Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024 and incorporated herein by reference.
10.38	Form of Lock-Up Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024 and incorporated herein by reference.
10.39	Exclusive License Agreement dated June 28, 2024 with Columbia University, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2024 and incorporated herein by reference.
10.40	Form of Securities Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024 and incorporated herein by reference.
10.41	Form of Lock-Up Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024 and incorporated by reference herein.
10.42+	Second Amendment to Employment Agreement dated November 11, 2024 between the Company and Daniel Ryweck, filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2024 and incorporated herein by reference.
19.1*	Insider Trading Policy
21.1	Subsidiaries, filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Commission on March 25, 2024 and incorporated herein by reference.
23.1*	Consent of Salberg & Company, P.A.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Silo Pharma, Inc. Clawback Policy, filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILO PHARMA, INC.

Date: March 28, 2025	By:	/s/ Eric Weisblum
Eric Weisblum
Chairman, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weisblum	Chairman, Chief Executive Officer,	March 28, 2025
Eric Weisblum	President, and Director (Principal Executive Officer)

/s/ Daniel Ryweck	Chief Financial Officer,	March 28, 2025
Daniel Ryweck	(Principal Accounting and Financial Officer)

/s/ Wayne D. Linsley	Director	March 28, 2025
Wayne D. Linsley

/s/ Dr. Kevin Muñoz	Director	March 28, 2025
Dr. Kevin Muñoz

/s/ Jeff Pavell	Director	March 28, 2025
Jeff Pavell

SILO PHARMA, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Silo Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SILO Pharma, Inc. (the “Company”) as of December 31, 2024, and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and 2023, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Boca Raton, Florida

March 28, 2025

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,905,799	$3,524,308
Short-term investments	3,174,724	4,140,880
Prepaid expenses and other current assets	30,957	15,970

Total Current Assets	7,111,480	7,681,158

LONG-TERM ASSETS:
Prepaid expenses and other assets - non-current	59,145	64,983
Intangible assets, net	241,215	-

Total Long-Term Assets	300,360	64,983

Total Assets	$7,411,840	$7,746,141

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,583,895	$703,488
Deferred revenue - current portion	72,102	72,102

Total Current Liabilities	1,655,997	775,590

LONG TERM LIABILITIES:
Deferred revenue - long-term portion	721,578	793,680

Total Long Term Liabilities	721,578	793,680

Total Liabilities	2,377,575	1,569,270

Commitment and Contingencies (see Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized: none designated as of December 31, 2024 and 2023
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,484,456 and 3,159,096 shares issued and 4,484,456 and 2,906,241 shares outstanding at December 31, 2024 and 2023, respectively	449	316
Additional paid-in capital	20,296,088	17,525,714
Treasury stock, at cost (0 and 252,855 shares on December 31, 2024 and 2023, respectively)	-	(471,121)
Accumulated other comprehensive income (loss)	2,419	(6,227)
Accumulated deficit	(15,264,691)	(10,871,811)

Total Stockholders' Equity	5,034,265	6,176,871

Total Liabilities and Stockholders' Equity	$7,411,840	$7,746,141

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2024	2023

LICENSE FEE REVENUE	$72,102	$72,102

COST OF REVENUES	5,838	5,838

GROSS PROFIT	66,264	66,264

OPERATING EXPENSES:
Compensation expense	906,773	871,625
Professional fees	1,198,745	1,726,061
Research and development	2,368,156	845,092
Other selling, general and administrative expenses	298,284	479,078

Total operating expenses	4,771,958	3,921,856

LOSS FROM OPERATIONS	(4,705,694)	(3,855,592)

OTHER INCOME (EXPENSE):
Interest and dividend income, net	333,165	398,530
Interest expense	(5,084)	(4,869)
Net realized loss on short-term debt investments	(1,025)	-
Penalty from early termination of certificate of deposit	-	(166,034)
Net unrealized loss on equity investments	-	(3,118)
Foreign currency transaction loss	(14,242)	-

Total other income, net	312,814	224,509

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,392,880)	(3,631,083)

Provision for income taxes	-	-

LOSS FROM CONTINUING OPERATIONS	(4,392,880)	(3,631,083)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	-	(69,600)

LOSS FROM DISCONTINUED OPERATIONS	-	(69,600)

NET LOSS	$(4,392,880)	$(3,700,683)

COMPREHENSIVE LOSS:
Net loss	$(4,392,880)	$(3,700,683)

Other comprehensive income (loss):
Unrealized gain (loss) on short-term debt investments	8,646	(6,227)

Total comprehensive loss	$(4,384,234)	$(3,706,910)

NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(1.19)	$(1.18)
Discontinued operations - basic and diluted	-	(0.02)
Net loss per common share - basic and diluted	$(1.19)	$(1.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	3,680,389	3,079,874

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

			Additional			Accumulated Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Accumulated	Stockholder’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity

Balance, December 31, 2022	3,159,096	$316	$17,511,589	-	$-	$-	$(7,171,128)	$10,340,777

Accretion of stock options expense to stock based compensation	-	-	14,125	-	-	-	-	14,125

Purchase of treasury stock	-	-	-	252,855	(471,121)	-	-	(471,121)

Unrealized loss on short-term debt investments	-	-	-	-	-	(6,227)	-	(6,227)

Net loss	-	-	-	-	-	-	(3,700,683)	(3,700,683)

Balance, December 31, 2023	3,159,096	316	17,525,714	252,855	(471,121)	(6,227)	(10,871,811)	6,176,871

Accretion of stock options expense to stock based compensation	-	-	-	-	-	-	-	-

Purchase of treasury stock	-	-	-	102,855	(173,113)	-	-	(173,113)

Sale of common stock and pre-funded warrants	883,395	89	1,673,127	-	-	-	-	1,673,216

Exercise of pre-funded warrants	34,037	3	-	-	-	-	-	3

Sale of common stock and warrants, net of issuance costs	763,638	76	1,741,446	-	-	-	-	1,741,522

Cancellation of treasury stock	(355,710)	(35)	(644,199)	(355,710)	644,234	-	-	-

Unrealized gain on short-term debt investments	-	-	-	-	-	8,646	-	8,646

Net loss	-	-	-	-	-	-	(4,392,880)	(4,392,880)

Balance, December 31, 2024	4,484,456	$449	$20,296,088	-	$-	$2,419	$(15,264,691)	$5,034,265

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,392,880)	$(3,700,683)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense - discontinued operations		69,600
Stock-based compensation and professional fees	-	14,125
Amortization of prepaid stock-based professional fees	-	90,067
Amortization expense	6,185	-
Net realized loss on short-term investments	1,025	-
Net unrealized loss on equity investments	-	3,118
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(9,149)	35,695
Interest receivable	-	(3,590)
Accounts payable and accrued expenses	633,007	339,272
Deferred revenue	(72,102)	(72,102)

NET CASH USED IN OPERATING ACTIVITIES	(3,833,914)	(3,224,498)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of short-term debt investments	1,149,320	-
Purchase of short-term investments	(175,543)	(4,147,107)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	973,777	(4,147,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and pre-funded warrants	1,673,216	-
Proceeds from sale of common stock and warrants	1,741,522	-
Proceeds from exercise of pre-funded warrants	3	-
Purchase of treasury stock	(173,113)	(471,121)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,241,628	(471,121)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	381,491	(7,842,726)

CASH AND CASH EQUIVALENTS - beginning of the year	3,524,308	11,367,034

CASH AND CASH EQUIVALENTS - end of the year	$3,905,799	$3,524,308

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,084	$4,869
Income taxes	$-	$-

Non-cash investing and financing activities:
Change in accumulated other comprehensive income (loss)	$8,646	$(6,227)
Increase in intangible assets and accounts payable and accrued expenses	$247,400	$-
Cancellation of treasury stock	$644,234	$-

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

In accordance with, Accounting Standard Codification (“ASC”) 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the results of operations related to the Company’s previous business operations in the development of a streetwear apparel brand, NFID, have been classified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the results of operations of this business, for all periods, are separately reported as “discontinued operations” on the consolidated statements of operations.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company generated a net loss of $4,392,880 and used cash in operations of $3,833,914 during the year ended December 31, 2024. Additionally, the Company has an accumulated deficit of $15,264,691 on December 31, 2024. As of December 31, 2024, the Company had working capital of $5,455,483.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the years ended December 31, 2024 and 2023 include the collectability of notes receivable, the percentage of completion of research and development projects, valuation of equity investments, valuation allowances for deferred tax assets, and the fair value of shares and stock options issued for services.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. On December 31, 2024 and 2023, the Company had cash in excess of FDIC limits of approximately $3,406,000 and $2,805,000, respectively. In connection with the early termination of a certificate of deposit, during the year ended December 31, 2023, the Company paid a penalty of $166,034, which is reflected on the accompanying consolidated statements of operations and comprehensive loss. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments.

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

The Company recorded $8,646 and $(6,227) of unrealized gain (loss) on short-term investments as a component of accumulated other comprehensive income (loss) for the years ended December 31, 2024 and 2023, respectively.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Equity Investments, at Fair Value

Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company’s carrying value and the net proceeds received from such disposition. Realized gains and losses on investment transactions are determined by specific identification. Net unrealized gains or losses are computed as the difference between the fair value of the investment and the cost basis of such investment. Net unrealized gains or losses for equity investments are recognized in operations as the difference between the carrying value at the beginning of the period and the fair value at the end of the period. As of December 31, 2024 and 2023, the Company had no such investments.

Note Receivable

The Company recognizes an allowance for losses on notes receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current note receivable aging, and expected future write-offs, as well as an assessment of specific identifiable accounts considered at risk or uncollectible. As of December 31, 2023, the Company recognized an allowance for loss on the note receivable and accrued interest receivable in an amount equal to the estimated probable losses, and accordingly, the Company recorded bad debt expense of $69,600, which represents the note receivable principal balance of $60,000 and accrued interest receivable of $9,600. In 2023, the expense associated with the allowance for loss is recorded as part of general and administrative expenses. As of December 31, 2024, there were no subsequent collections of previously written-off notes receivable.

Prepaid Expenses

Prepaid expenses and other current assets of $30,957 and $15,970 on December 31, 2024 and 2023, respectively, consist primarily of costs paid for future services which will occur within a year. On December 31, 2024 and 2023, prepaid expenses and other assets – non-current amounted to $59,145 and $64,983, respectively, and consist primarily of costs paid for future services which will occur after a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, research and development, license fees, public relations and business advisory services, and legal fees which are being amortized over the terms of their respective agreements, which may exceed a year of service.

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

DECEMBER 31, 2024 AND 2023

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of December 31, 2024 and 2023 that would require either recognition or disclosure in the accompanying consolidated financial statements.

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the years ended December 31, 2024 and 2023, research and development costs were $2,368,156 and $845,092, respectively.

Leases

Leases are accounted for using ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of December 31, 2024 and 2023, the Company has no leases. The Company will analyze any lease to determine if it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASU 2016-02. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the years ended December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Stock options	22,850	28,850
Warrants	2,211,730	404,580
	2,234,580	433,430

Segment Reporting

The Company operates as a single operating segment as a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. In accordance with ASC 280 – “Segment Reporting”, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services; and procurement processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying notes to consolidated financial statements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2024 and 2023. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$3,174,724	$-	$-	$4,140,880	$-	$-

The Company’s short-term investments and equity investments are level 1 measurements and are based on redemption value at each date.

Short-Term Investments – Debt Securities, at Fair Value

The following table summarizes activity in the Company’s short-term investments, at fair value for the periods presented:

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Balance, beginning of period	$4,140,880	$-
Additions	175,543	4,147,107
Sales of short-term debt investments	(1,149,320)	-
Net realized loss on the sale of short-term investments	(1,025)	-
Unrealized gain (loss)	8,646	(6,227)
Balance, end of period	$3,174,724	$4,140,880

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Equity Investments, at Fair Value

The following table summarizes activity in the Company’s equity investments, at fair value for the periods presented:

	December 31,	December 31,
	2024	2023
Balance, beginning of year	$-	$3,118
Unrealized loss	-	(3,118)
Balance, end of year	$-	$-

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

NOTE 4 – INTANGIBLE ASSETS

On July 1, 2024, the Company entered into an exclusive license agreement (the “Columbia License Agreement”) with Columbia University (“Columbia”) with an effective date of June 28, 2024 (the “Effective Date”) pursuant to which the Company has been granted exclusive rights to certain patents and technical information to develop, manufacture and commercialize Products (as defined in the Columbia License Agreement), including therapies for stress-induced affective disorders and other conditions, for a cost of $247,400, which consisted of i) an initial license fee of $50,000 paid in October 2024, and ii) the reimburse to Columbia of $197,400 for patent and legal expenses that Columbia incurred before September 30, 2021 (See Note 8). The term of the Columbia License Agreement shall commence on the Effective Date and shall continue on a country-by-country and product-by-product basis until the latest of: (a) the date of expiration of the last to expire of the issued Patents (as defined in the Columbia License Agreement), (b) 20 years after the first bona fide commercial sale of the Product in the country in question, or (c) expiration of any market exclusivity period granted by a regulatory agency for a Product in the country in question (See Note 8).

On December 31, 2024 and 2023, intangible assets consisted of the following:

	Useful life	December 31, 2024	December 31, 2023
License	20 years	$247,400	$-
Less: accumulated amortization		(6,185)	-
		$241,215	$-

For the years ended December 31, 2024 and 2023, amortization expense amounted to $6,185 and $0, respectively.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Amortization of intangible assets with finite lives attributable to future periods is as follows:

Year ending December 31:	Amount
2025	$12,370
2026	12,370
2027	12,370
2028	12,370
2029	12,370
Thereafter	179,365
Total	$241,215

NOTE 5 – DISPOSAL OF THE DISCONTINUED OPERATIONS OF THE NFID BUSINESS

On September 30, 2021, the Company entered into and closed on an Asset Purchase Agreement with NFID, LLC, an unrelated party, a Florida limited liability company, whereby the Company sold certain assets, properties, and rights in connection with its NFID trademark name, logos, domain, and apparel clothing and accessories for a purchase price of $60,000 in the form of a promissory note amounting to $60,000. The promissory note bore 8% interest per annum and matured on October 1, 2023. On November 8, 2023 and effective on October 1, 2023, the Company and the Buyer entered into a First Amendment Promissory Note which increased the interest rate to 9% per annum and extended the maturity date to December 30, 2023 for no consideration. As of December 31, 2023, the Company recognized an allowance for loss on the note receivable and accrued interest receivable in an amount equal to the estimated probable losses, and accordingly, the Company recorded bad debt expense of $69,600, which represents the note receivable principal balance of $60,000 and accrued interest receivable of $9,600, which is recorded in loss from discontinued operations on the accompanying consolidated statement of operations.

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

The summarized operating result of discontinued operations of the NFID Business included in the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023 is as follows:

	For the Year
	Ended December 31,
	2024	2023
Product sales, net	$-	$-
Cost of sales	-	-
Gross loss	-	-
Total operating and other non-operating expenses	-	(69,600)
Loss from discontinued operations	$-	$(69,600)

NOTE 6 – STOCKHOLDERS’ EQUITY

Shares Authorized

On December 19, 2023, the Company reincorporated as a Nevada corporation and filed Articles of Incorporation with the Nevada Secretary of State on such date. The Company has 105,000,000 shares authorized which consist of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Common Stock Issued for Services

On August 29, 2022, the Company entered into a one-year consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 20,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $135,100, or $6.755 per common share, based on contemporaneous common share sales by the Company. In connection with this consulting agreement, during the years ended December 31, 2024 and 2023, the Company recorded stock-based professional fees of $0 and $90,067, respectively. which was amortized into stock-based professional fees over the term of the agreement.

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

DECEMBER 31, 2024 AND 2023

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

The Company agreed to file a registration statement on Form S-3 (or other appropriate form if the Company is not then S-3 eligible) providing for the resale of the Common Warrant Shares (the “Resale Registration Statement”) within 45 calendar days of the date of the Purchase Agreement (the “Filing Date”), and to use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC within 60 calendar days following the date of the Filing Date and to keep the Resale Registration Statement effective at all times until the Holders no longer own any June 2024 Common Warrants or Common Warrant Shares. On July 25, 2024, the Company filed an S-1 registration statement related to the June 2024 Common Warrant Shares and June 2024 Placement Agent Warrant, which was declared effective on July 30, 2024.

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

DECEMBER 31, 2024 AND 2023

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

The Company agreed to file a registration statement on Form S-3 (or other appropriate form if the Company is not then S-3 eligible) providing for the resale of the Common Warrant Shares (the “Resale Registration Statement”) within 45 calendar days of the date of the Purchase Agreement (the “Filing Date”), and to use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC within 75 calendar days following the date of the Filing Date and to keep the Resale Registration Statement effective at all times until the Holders no longer own any July 2024 Common Warrants or Common Warrant Shares. On August 21, 2024, the Company filed an S-1 registration statement related to the July 2024 Common Warrant Shares and July 2024 Placement Agent Warrant, which was declared effective on September 3, 2024.

Stock Repurchase Plan

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2023. On January 9, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024 and on April 4, 2024, the Stock Repurchase Plan was extended to April 30. During the year ended December 31, 2023, the Company purchased 252,855 shares of common stock for a cost of $471,121, which is reflected in treasury stock on the accompanying consolidated balance sheet. During the year ended December 31, 2024, the Company purchased 102,855 shares of common stock for a cost of $173,113. In aggregate, during the years ended December 31, 2024 and 2023, the Company repurchased a total of 355,710 shares of its common stock for a total cost of $644,234 pursuant to its Stock Repurchase Program. During the year ended December 31, 2024, 355,710 shares treasury shares for a cost of $644,234 were cancelled.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

During the years ended December 31, 2024 and 2023, the Company amortized $0 and $14,125 of the deferred compensation which was recorded as compensation expenses in the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2024 and 2023, there was no remaining deferred compensation related to these issuances.

Stock option activities for the years ended December 31, 2024 and 2023 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	28,850	$7.28	6.31	$20,130
Granted	-	-	-	-
Balance Outstanding, December 31, 2023	28,850	7.28	5.31	8,610
Expired	(6,000)	0.005	-	-
Balance Outstanding, December 31, 2024	22,850	$9.19	5.56	$-
Exercisable, December 31, 2024	22,850	$9.19	5.56	$-

Stock Warrants

As discussed above under Sale of Common Stock and Warrants, on June 4, 2024, the Company Pre-Funded Warrants to purchase up to 34,037 shares of Common Stock of the Company, having an exercise price of $0.0001 per share, and a purchase price of $2.1799 per Pre-Funded Warrant, The per share exercise price for the Pre-Funded Warrants was $0.0001 and the Pre-Funded Warrants were exercisable immediately. The Underwriters immediately exercised the 34,037 Pre-Funded Warrants and the Underwriters received 34,037 shares of Common Stock for cash proceeds of $3.

On June 4, 2024, concurrently with the sale of Common Stock and/or the Pre-Funded Warrants, pursuant to the June 2024 Purchase Agreement in a private placement as discussed above, the Company issued an aggregate of 917,432 June 2024 Common Warrants to the Investors. The June 2024 Common Warrants have an exercise price of $2.06 per share and are exercisable immediately upon issuance for a five-year period. Additionally, the Placement Agent received the June 2024 Placement Agent Warrant to purchase up to 68,807 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, or $2.725 per share. The June 2024 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

On July 18, 2024, concurrently with the sale of Common Stock, pursuant to the July 2024 Purchase Agreement in a private placement as discussed above, the Company issued an aggregate of 763,638 July 2024 Common Warrants to the Investors. The July 2024 Common Warrants have an exercise price of $2.75 per share and are exercisable immediately upon issuance for a five-year period. Additionally, the Placement Agent received the July 2024 Placement Agent Warrants to purchase up to 57,275 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, or $3.4375 per share. The July 2024 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years.

Warrant activities for the years ended December 31, 2024 and 2023 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	404,580	$14.05	3.3	$-
Granted	-	-	-	-
Balance Outstanding, December 31, 2023	404,580	14.05	2.3	-
Granted	1,841,187	2.38	-	-
Exercised	(34,037)	0.0001	-	-
Balance Outstanding, December 31, 2024	2,211,730	$4.55	3.9	$-
Exercisable, December 31, 2024	2,211,730	$4.55	3.9	$-

NOTE 7 – CONCENTRATIONS

Customer concentration

For the years ended December 31, 2024 and 2023, one licensee accounted for 100% total revenues from customer license fees.

Vendor concentrations

For the years ended December 31, 2024 and 2023, one licensor accounted for 100% of the Company’s vendor license agreements (see below) related to the Company’s biopharmaceutical operations.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Eric Weisblum

On October 12, 2022, the Company entered into an employment agreement with Eric Weisblum (the “2022 Weisblum Employment Agreement”) pursuant to which Mr. Weisblum’s (i) base salary will be $350,000 per year, (ii) Mr. Weisblum was paid a one-time signing bonus of $100,000, and (iii) Mr. Weisblum shall be entitled to receive an annual bonus of up to $350,000, subject to the sole discretion of the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), and upon the achievement of additional criteria established by the Compensation Committee from time to time (the “Annual Bonus”). In addition, pursuant to the 2022 Weisblum Employment Agreement, upon termination of Mr. Weisblum’s employment for death or Total Disability (as defined in the 2022 Weisblum Employment Agreement), in addition to any accrued but unpaid compensation and vacation pay through the date of his termination and any other benefits accrued to him under any Benefit Plans (as defined in the 2022 Weisblum Employment Agreement) outstanding at such time and the reimbursement of documented, unreimbursed expenses incurred prior to such termination date (collectively, the “Weisblum Payments”), Mr. Weisblum shall also be entitled to the following severance benefits: (i) 24 months of his then base salary; (ii) if Mr. Weisblum elects continuation coverage for group health coverage pursuant to COBRA Rights (as defined in the 2022 Weisblum Employment Agreement), then for a period of 24 months following Mr. Weisblum’s termination he will be obligated to pay only the portion of the full COBRA Rights cost of the coverage equal to an active employee’s share of premiums (if any) for coverage for the respective plan year; and (iii) payment on a pro-rated basis of any Annual Bonus or other payments earned in connection with any bonus plan to which Mr. Weisblum was a participant as of the date of his termination (together with the Weisblum Payments, the “Weisblum Severance”). Furthermore, pursuant to the 2022 Weisblum Employment Agreement, upon Mr. Weisblum’s termination (i) at his option (A) upon 90 days prior written notice to the Company or (B) for Good Reason (as defined in the 2022 Weisblum Employment Agreement), (ii) termination by the Company without Cause (as defined in the 2022 Weisblum Employment Agreement) or (iii) termination of Mr. Weisblum’s employment within 40 days of the consummation of a Change in Control Transaction (as defined in the Weisblum Employment Agreement), Mr. Weisblum shall receive the Weisblum Severance; provided, however, Mr. Weisblum shall be entitled to a pro-rated Annual Bonus of at least $200,000. In addition, any equity grants issued to Mr. Weisblum shall immediately vest upon termination of Mr. Weisblum’s employment by him for Good Reason or by the Company at its option upon 90 days prior written notice to Mr. Weisblum, without Cause. In October 2024 and September 2023, the Company paid a bonus of $200,000 and $200,000 to Mr. Weisblum, respectively.

Daniel Ryweck

On September 27, 2022, the Board appointed Daniel Ryweck as Chief Financial Officer of the Company. On September 28, 2022, the Company entered into an employment agreement (the “Ryweck Employment Agreement”) with Mr. Ryweck. Pursuant to the terms of the Ryweck Employment Agreement, which was amended on October 12, 2022, Mr. Ryweck will (i) receive a base salary at an annual rate of $60,000 (the “Base Compensation”) payable in equal monthly installments, and (ii) be eligible to receive an annual discretionary bonus. The term of Mr. Ryweck’s engagement under the Ryweck Employment Agreement commenced on September 28, 2022 and continued until September 28, 2023, unless earlier terminated in accordance with the terms of the Ryweck Employment Agreement. The term of Mr. Ryweck’s Employment Agreement was automatically renewed until September 28, 2025 and will automatically renew for successive one-year periods until terminated by Mr. Ryweck or the Company. On November 11, 2024, the Company entered into a Second Amendment to Employment Agreement with Daniel Ryweck (the “Second Amendment”). The Second Amendment amends the Employment Agreement to provide that Mr. Ryweck will be entitled to receive an annual cash bonus in an amount up to $60,000 if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board for earning bonuses. In December 2024, the Company paid a bonus of $25,000 to Mr. Ryweck.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Dr. James Kuo

On January 27, 2022, the Company and Dr. James Kuo entered into an employment agreement (“Kuo Employment Agreement”) for Dr. Kuo to serve as the Vice President of Research & Development. The Kuo Employment Agreement shall be effective as of the date of the agreement and shall automatically renew for a period of one year at every anniversary of the effective date, with the same terms and conditions, unless either party provides written notice of its intention not to extend the term of the Kuo Employment Agreement at least thirty days prior to the applicable renewal date. Dr. Kuo shall be paid an annual base salary of $30,000. For each twelve-month period of his employment, Dr. Kuo shall be entitled to a bonus whereby amount and terms shall be in the sole and absolute discretion of the Board of Directors (“Board”) and shall be payable at the Company’s sole option in stock or in cash. In addition, an aggregate of 16,000 incentive stock options were granted under the 2020 Plan to Dr. Kou, exercisable at $10.00 per share and expires on January 31, 2032. The stock options vest as follows: (i) 6,000 stock options upon issuance; (ii) 5,000 vests on October 31, 2022 and; (iii) 5,000 vests on October 31, 2023. The 16,000 stock options had a fair value of $94,915 which valued at grant date using Binomial Lattice option pricing model with the following assumptions: risk-free interest rate of 1.18%, expected dividend yield of 0%, expected term of 2 years using the simplified method and expected volatility of 117% based on calculated volatility. The Company recorded the fair value of the stock options, in the amount of $94,915, as deferred compensation which is being amortized over the vesting period. During the years ended December 31, 2024 and 2023, the Company amortized $0 and $14,125 of the deferred compensation which was recorded as compensation expenses in the consolidated statement of operations and comprehensive loss, respectively. As of December 31, 2024 and 2023, the deferred compensation had a balance of $0 (See Note 6).

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company may assign, sublicense, grant, or otherwise convey any rights or obligations under the Master License Agreement to a Company affiliate, without obtaining prior written consent from UMB provided that it meets the terms defined in the Master License Agreement. The Company may grant sublicenses of some or all of the rights granted by the Master License Agreement, provided that there is no uncured default or breach of any material term or condition under the Master License Agreement, by Company, at the time of the grant, and that the grant complies with the terms and conditions of the Master License Agreement. The Company shall be and shall remain responsible for the performance by each of the Company’s sublicensee. Any sublicense shall be consistent with and subject to the terms and conditions of the Master License Agreement and shall incorporate terms and conditions sufficient to enable the Company to comply with the Master License Agreement. The Company or Company affiliates shall pay to UMB a percentage of all income received from its sublicensee as follows: (i) 25% of the Company’s sublicense income which is receivable with respect to any sublicense that is executed before the filing of an NDA (or foreign equivalent) for the first licensed product; and (b) 15% of the Company’s sublicense income which is receivable with respect to any sublicense that is executed after the filing of an NDA (or foreign equivalent) for the first licensed product.

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments (see below for payment terms), (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. In 2022 and 2021, the Company paid UMB a license fee of $75,000. The license fee is non-refundable and is not creditable against any other fee, royalty or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The license fee paid of $75,000 was recorded as prepaid expense and is being amortized over the 15-year term. During the years ended December 31, 2024 and 2023, the Company recognized license fees of $5,000 and $5,000, respectively, from the amortization of prepaid license fees, which is included in costs of revenues on the accompanying consolidated statements of operations. On December 31, 2024, prepaid expense and other current assets – current amounted to $5,000 and prepaid expense – non-current amounted to $50,625. On December 31, 2023, prepaid expense and other current assets – current amounted to $5,000 and prepaid expense – non-current amounted to $55,625.

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

(iii) minimum annual royalty payments, as follows:

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below - Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. During the years ended December 31, 2024 and 2023, the Company recognized license fees of $838 and $838, respectively, from the amortization of the sublicense fee. On December 31, 2024, prepaid expense and other current assets – current amounted to $838 and prepaid expenses – non-current amounted to $8,520. On December 31, 2023, prepaid expense and other current assets – current amounted to $838 and prepaid expenses – non-current amounted to $9,358.

Exclusive License Agreement with the Trustees of Columbia University in the City of New York

On July 1, 2024, the Company entered into an exclusive license agreement (the “Columbia License Agreement”) with Columbia University (“Columbia”) with an effective date of June 28, 2024 (the “Effective Date”) and pursuant to which the Company has been granted exclusive rights to certain patents and technical information to develop, manufacture and commercialize Products (as defined in the Columbia License Agreement), including therapies for stress-induced affective disorders and other conditions. The term of the Columbia License Agreement commenced on the Effective Date and shall continue on a country-by-country and product-by-product basis until the latest of: (a) the date of expiration of the last to expire of the issued Patents (as defined in the Columbia License Agreement), (b) 20 years after the first bona fide commercial sale of the Product in the country in question, or (c) expiration of any market exclusivity period granted by a regulatory agency for a Product in the country in question. Pursuant to the Columbia License Agreement, the Company agreed to pay Columbia:

(i)	an initial license fee of $50,000 paid in October 2024 and included in intangible assets on the accompanying consolidated balance sheet as of December 31, 2024 (See Note 4).

(ii)	an annual license fee of $25,000 payable on the 1st and 2nd anniversary of the Effective Date and an annual license fee of $50,000 payable on the third and subsequent anniversary of the Effective Date.

(iii)	Royalties as follows:

(A)	Concerning sales of Products by the Company, its Designees, or their Affiliates in the Territory, a non-refundable and non-recoverable royalty of the following on a country-by-country and Product-by-Product basis:

(1)	4% of Net Sales of Patent Products; and

(2)	2% of Net Sales of Technology Products.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

(iv)	Trigger Event Fee: The Company shall pay Columbia a Trigger Event Fee within 30 days after the Initial Date or, if later, within 10 days following the date upon which the Trigger Event Fee. A Trigger Event means any Assignment of the Columbia License Agreement or Change of Control and a Trigger Event Fee shall mean an additional cash license fee equal to 5% of the Business Valuation, as defined in the agreement.

(v)	The Company shall reimburse Columbia for patent expenses as follows:

(i)	The Company shall reimburse Columbia for the actual fees, costs, and expenses Columbia has incurred before, on, and after the Effective Date in preparing, filing, prosecuting, and maintaining the Patents (and those patents and patent applications to which Patents claim priority) (collectively “Patent Expenses”). Patent Expenses include, without limitation, legal fees, the costs of any interference proceedings, oppositions, re-examinations, or any other ex parte or inter partes administrative proceeding before patent offices, taxes, annuities, issue fees, working fees, maintenance fees, and renewal charges, plus a five percent processing fee.

(ii)	Unreimbursed Patent Expenses that Columbia incurred for legal activities occurring before September 30, 2021 are “Past Patent Expenses.”

(iii)	Columbia, using reasonable efforts, estimated that unreimbursed Patent Expenses for legal activities occurring before September 30, 2021 were $197,400 (“Estimated Past Patent Expenses”). The Company shall reimburse Columbia in full no later than thirty (30) days after the Effective Date. On June 28, 2024, the Company considered the Estimated Past Patents Expenses due of $197,400 as part of the cost of entering into the Columbia License Agreement license and accordingly, increased intangible assets and accounts payable by $197,400. In November 2024, the Company paid $50,000 of this amount and as of December 31, 2024, the balance of $147,400 is included in accounts payable on the accompanying consolidated balance sheet (See Note 4).

(iv)	The Company will pay any additional unreimbursed Past Patent Expenses within thirty (30) days after receiving an invoice from Columbia for the additional Past Patent Expenses.

(v)	The Company will reimburse Columbia for unreimbursed Patent Expenses incurred by Columbia after the Past Patent Expenses (“Ongoing Patent Expenses”) no later than thirty (30) days after receiving Columbia’s invoice.

(vi)	At Columbia’s election, Columbia may require advance payment of a reasonable estimate of Ongoing Patent Expenses (“Estimated Ongoing Patent Expenses”). Columbia shall give at least thirty (30) days’ notice to the Company before the date the advance payment is due, which payment Columbia may make due up to three months before the date Columbia has chosen for the legal work to be completed. Columbia may credit any unused balance towards future Patent Expenses, or upon the Company’s written request, Columbia shall return the unused balance to the Company. No later than thirty (30) days after receiving an invoice from Columbia for any Patent Expenses incurred over the reasonable estimate, the Company shall reimburse Columbia for the excess amount.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Prior to the April 12, 2021, issuance of the common stock in lieu of the Series M Convertible Preferred Stock as discussed above, the Company valued the 500 Series M Convertible Preferred stock which was equivalent into Aikido’s 625,000 shares of common stock at a fair value of $0.85 per common share or $531,250 based quoted trading price of Aikido’s common stock on the date of grant. The Company recorded an equity investment of $531,250 and deferred revenue of $531,250 to be recognized as revenues over the estimated term of the UMB Master License. Accordingly, the Company recorded a total deferred revenue of $1,031,250 ($500,000 cash received and $531,250 value of equity securities received) to be recognized as revenues over the 15-year term.

During the years ended December 31, 2024 and 2023, the Company recognized license fee revenues of $68,750 and $68,750, respectively. On December 31, 2024, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $687,500. On December 31, 2023, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $756,250.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Pursuant to the Sublicense Agreement, Aikido agreed to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. During the years ended December 31, 2024 and 2023, the Company recognized revenue of $3,352 and $3,352, respectively. On December 31, 2024, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $34,078, and on December 31, 2023, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $37,430 as reflected in the consolidated balance sheets.

Sponsored Study and Research Agreements between the Company and Vendors

During the years ended December 31, 2024 and 2023, the Company recorded research and development expense of $2,368,156 and $845,092, respectively, which was incurred in connection with sponsored study and research agreements between the Company and various vendors.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

On December 31, 2024, future amounts due under sponsored study and research agreements between the Company and vendors is as follows:

Year ended December 31,	Amount
2025	$3,310,736
Total	$3,310,736

NOTE 9 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on December 31, 2024 and 2023 consist of net operating loss carry-forwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. As of December 31, 2024 and 2023, the Company had not recorded a liability for any unrecognized tax positions.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Income tax benefit at U.S. statutory rate	$(488,227)	$(777,143)
Income tax benefit – state	(151,118)	(240,544)
Permanent differences	2,328	29,510
Deferred tax true-up	33,552	-
Change in valuation allowance	603,465	988,177
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Deferred Tax Asset:
Net operating loss carryforward	$2,958,758	$2,355,293
Capitalized research and development costs	751,967	183,272
Total deferred tax asset before valuation allowance	3,710,726	2,538,565
Valuation allowance	(3,710,726)	(2,538,565)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $13,494,000 on December 31, 2024. Future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The net operating loss carry forwards may be available to reduce future years’ taxable income. Net loss carryforwards in the amount of $13,494,000 from 2018 onwards can be carried over indefinitely, subject to annual usage limits. Management believes that it appears more likely than not that the Company will not realize these tax benefits due to the Company’s continuing losses for income taxes purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit related to the U.S. net operating loss carry forwards to reduce the asset to zero. Management will review this valuation allowance periodically and will make adjustments as necessary. In 2024, the valuation allowance increased by $1,172,161.