Form 10-Q
period 2025-03-31
Silo Pharma, Inc.
filed 2025-05-09
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of shares of common stock, par value $0.0001 per share, outstanding as of May 8, 2025 was: 4,484,456.

SILO PHARMA, INC. AND SUBSIDIARY
FORM 10-Q
MARCH 31, 2025

i

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,136,880	$3,905,799
Short-term investments	2,314,550	3,174,724
Prepaid expenses and other current assets	152,731	30,957

Total Current Assets	5,604,161	7,111,480

LONG-TERM ASSETS:
Prepaid expenses and other assets - non-current	57,685	59,145
Intangible assets, net	238,123	241,215

Total Long-Term Assets	295,808	300,360

Total Assets	$5,899,969	$7,411,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,113,201	$1,583,895
Deferred revenue - current portion	72,102	72,102

Total Current Liabilities	1,185,303	1,655,997

LONG-TERM LIABILITIES:
Deferred revenue - long-term portion	703,553	721,578

Total Long-Term Liabilities	703,553	721,578

Total Liabilities	1,888,856	2,377,575

Commitment and Contingencies (see Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized: none designated as of March 31, 2025 and December 31, 2024
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,484,456 and 4,484,456 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	449	449
Additional paid-in capital	20,296,088	20,296,088
Accumulated other comprehensive income	10,704	2,419
Accumulated deficit	(16,296,128)	(15,264,691)

Total Stockholders’ Equity	4,011,113	5,034,265

Total Liabilities and Stockholders’ Equity	$5,899,969	$7,411,840

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

LICENSE FEE REVENUE	$18,026	$18,026

COST OF REVENUES	1,460	1,460

GROSS PROFIT	16,566	16,566

OPERATING EXPENSES:
Compensation expense	178,469	173,346
Professional fees	273,824	318,427
Research and development	593,962	318,240
Other selling, general and administrative expenses	64,432	86,066

Total operating expenses	1,110,687	896,079

LOSS FROM OPERATIONS	(1,094,121)	(879,513)

OTHER INCOME (EXPENSE):
Interest and dividend income, net	61,828	88,177
Interest expense	(2,066)	(1,870)
Net realized gain on short-term debt investments	2,922	234
Foreign currency transaction loss	-	(8,695)

Total other income, net	62,684	77,846

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,031,437)	(801,667)

Provision for income taxes	-	-

NET LOSS	$(1,031,437)	$(801,667)

COMPREHENSIVE LOSS:
Net loss	$(1,031,437)	$(801,667)

Other comprehensive income:
Unrealized gain on short-term debt investments	8,285	32,331

Total comprehensive loss	$(1,023,152)	$(769,336)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.23)	$(0.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	4,484,456	2,866,934

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

			Additional			Accumulated Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance, December 31, 2024	4,484,456	$449	$20,296,088	-	$-	$2,419	$(15,264,691)	$5,034,265

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	8,285	-	8,285

Net loss	-	-	-	-	-	-	(1,031,437)	(1,031,437)

Balance, March 31, 2025	4,484,456	$449	$20,296,088	-	$-	$10,704	$(16,296,128)	$4,011,113

			Additional			Accumulated Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity

Balance, December 31, 2023	3,159,096	$316	$17,525,714	252,855	$(471,121)	$(6,227)	$(10,871,811)	$6,176,871

Purchase of treasury stock	-	-	-	72,790	(115,452)	-	-	(115,452)

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	32,331	-	32,331

Net loss	-	-	-	-	-	-	(801,667)	(801,667)

Balance, March 31, 2024	3,159,096	$316	$17,525,714	325,645	$(586,573)	$26,104	$(11,673,478)	$5,292,083

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,031,437)	$(801,667)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	3,092	-
Net realized gain on short-term investments	(2,922)	(234)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(120,314)	(116,334)
Accounts payable and accrued expenses	(470,693)	98,082
Deferred revenue	(18,026)	(18,026)

NET CASH USED IN OPERATING ACTIVITIES	(1,640,300)	(838,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of short-term debt investments	905,353	150,389
Purchases of short-term investments	(33,972)	(52,793)

NET CASH PROVIDED BY INVESTING ACTIVITIES	871,381	97,596

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-	(115,452)

NET CASH USED IN FINANCING ACTIVITIES	-	(115,452)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(768,919)	(856,035)

CASH AND CASH EQUIVALENTS - beginning of the period	3,905,799	3,524,308

CASH AND CASH EQUIVALENTS - end of the period	$3,136,880	$2,668,273

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,066	$1,870
Income taxes	$-	$-

Non-cash investing and financing activities:
Change in accumulated other comprehensive income	$8,285	$32,331

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2025.

The Company’s unaudited consolidated financial statements include financial statements for Silo Pharma, Inc. and its inactive wholly-owned subsidiary with the same name as the parent entity, Silo Pharma, Inc. All intercompany transactions and balances have been eliminated in consolidation. Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring and non-recurring adjustments, considered necessary in its opinion for a fair statement of its unaudited consolidated financial position and the unaudited consolidated results of its operations for the periods presented.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company generated a net loss of $1,031,437 and used cash in operations of $1,640,300 during the three months ended March 31, 2025. Additionally, the Company has an accumulated deficit of $16,296,128 on March 31, 2025. As of March 31, 2025, the Company had cash and cash equivalents of $3,136,880, short-term investments of $2,314,550, and working capital of $4,418,858.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that it has sufficient cash and liquid short-term investments to meet its obligations for a minimum of twelve months from the date of this filing.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(UNAUDITED)

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the three months ended March 31, 2025 and 2024 include the percentage of completion of research and development projects, valuation of short-term investments, valuation allowances for deferred tax assets, and the fair value of shares and stock options issued for services.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. On March 31, 2025 and December 31, 2024, the Company had cash in excess of FDIC limits of approximately $2,637,000 and $3,406,000, respectively. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments.

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

The Company recorded $8,285 and $32,331 of unrealized income on short-term investments as a component of other comprehensive income for the three months ended March 31, 2025 and 2024, respectively.

Prepaid Expenses

Prepaid expenses and other current assets of $152,731 and $30,957 on March 31, 2025 and December 31, 2024, respectively, consist primarily of costs paid for insurance premiums and expires within a year. On March 31, 2025 and December 31, 2024, prepaid expenses and other assets – non-current amounted to $57,685 and $59,145, respectively, and consist primarily of costs paid for license fees which expire after a year. Prepaid expenses may also include prepayments in cash and equity instruments for consulting, research and development, license fees, public relations and business advisory services, and legal fees which are being amortized over the terms of their respective agreements, which may exceed a year of service.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of March 31, 2025 and December 31, 2024 that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the three months ended March 31, 2025 and 2024, research and development costs were $593,962 and $318,240, respectively.

Leases

Leases are accounted for using ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of March 31, 2025 and December 31, 2024, the Company has no leases. The Company will analyze any lease to determine if it would be required to record a lease liability and a right of use asset on its unaudited consolidated balance sheets at fair value. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(UNAUDITED)

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three months ended March 31, 2025 and 2024:

	March 31,	March 31,
	2025	2024
Stock options	22,850	28,850
Warrants	2,211,730	404,580
	2,234,580	433,430

Segment Reporting

The Company operates as a single operating segment as a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. In accordance with ASC 280 – “Segment Reporting”, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services; and procurement processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying notes to unaudited consolidated financial statements. All revenues and expenses as reflected in the accompanying unaudited consolidated statements of operations and comprehensive loss are allocated to the one segment. The Company’s single operating segment includes all of the Company’s assets and liabilities as reflected in the accompanying unaudited consolidated balance sheets.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s unaudited consolidated financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2025 and December 31, 2024. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

March 31, 2025

(UNAUDITED)

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

	March 31, 2025			December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$2,314,550	$-	$-	$3,174,724	$-	$-

The Company’s short-term investments, consisting of exchange traded funds, are level 1 measurements and are based on redemption value at each date.

Short-Term Investments, at Fair Value

The following table summarizes activity in the Company’s short-term investments, at fair value for the periods presented:

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$3,174,724	$4,140,880
Purchases of short-term investments	33,972	52,793
Sales at original cost	(905,353)	(150,389)
Net realized gain on short-term investments	2,922	234
Unrealized gains	8,285	32,331
Balance, end of period	$2,314,550	$4,075,849

NOTE 4 – INTANGIBLE ASSETS

On July 1, 2024, the Company entered into an exclusive license agreement (the “Columbia License Agreement”) with Columbia University (“Columbia”) with an effective date of June 28, 2024 (the “Effective Date”) pursuant to which the Company has been granted exclusive rights to certain patents and technical information to develop, manufacture and commercialize Products (as defined in the Columbia License Agreement), including therapies for stress-induced affective disorders and other conditions, for a cost of $247,400, which consisted of i) an initial license fee of $50,000 paid in October 2024, and ii) the reimburse to Columbia of $197,400 for patent and legal expenses that Columbia incurred before September 30, 2021 (See Note 7). The term of the Columbia License Agreement shall commence on the Effective Date and shall continue on a country-by-country and product-by-product basis until the latest of: (a) the date of expiration of the last to expire of the issued Patents (as defined in the Columbia License Agreement), (b) 20 years after the first bona fide commercial sale of the Product in the country in question, or (c) expiration of any market exclusivity period granted by a regulatory agency for a Product in the country in question (See Note 7).

On March 31, 2025 and December 31, 2024, intangible assets consisted of the following:

	Useful life	March 31, 2025	December 31, 2024
License	20 years	$247,400	$247,400
Less: accumulated amortization		(9,277)	(6,185)
		$238,123	$241,215

For the three months ended March 31, 2025 and 2024, amortization expense amounted to $3,092 and $0, respectively.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(UNAUDITED)

Amortization of intangible assets with finite lives attributable to future periods is as follows:

Year ending March 31:	Amount
2026	$12,370
2027	12,370
2028	12,370
2029	12,370
2030	12,370
Thereafter	176,273
Total	$238,123

NOTE 5 – STOCKHOLDERS’ EQUITY

Shares Authorized

On December 19, 2023, the Company reincorporated as a Nevada corporation and filed Articles of Incorporation with the Nevada Secretary of State on such date. The Company has 105,000,000 shares authorized which consist of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Sale of Common Stock and Warrants

June 2024

On June 4, 2024, the Company entered into a securities purchase agreement (the “June 2024 Purchase Agreement”) with certain institutional investors (the “June 2024 Investors”), pursuant to which the Company agreed to sell to such investors 883,395 shares (the “June 2024 Shares”) of common stock of the Company (the “Common Stock”) at a purchase price of $2.18 per share of Common Stock, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 34,037 shares of Common Stock of the Company (the “Pre-Funded Warrant Shares”), having an exercise price of $0.0001 per share, and a purchase price of $2.1799 per Pre-Funded Warrant (the “June 2024 Offering”). The shares of Common Stock and Pre-Funded Warrants (and shares of common stock underlying the Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-276658), which was declared effective by the Securities and Exchange Commission (“SEC”) on January 30, 2024.

Concurrently with the sale of the June 2024 Shares and/or the Pre-Funded Warrants, pursuant to the June 2024 Purchase Agreement in a private placement, for each June 2924 Share and/or Pre-Funded Warrant purchased by the June 2024 investors, such investors received from the Company an unregistered warrant (the “June 2024 Common Warrant”) to purchase one share of Common Stock (the “June 2024 Common Warrant Shares”). Accordingly, the Company issued an aggregate of 917,432 June 2024 Common Warrants to the June 2024 Investors. The June 2024 Common Warrants have an exercise price of $2.06 per share and are exercisable immediately upon issuance for a five-year period.

On April 23, 2024, the Company entered into an engagement agreement with H.C. Wainwright & Co., LLC, as exclusive placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as placement agent on a reasonable “best efforts” basis in connection with the June 2024 Offering. The Company agreed to pay the Placement Agent an aggregate cash fee equal to 7.5% of the gross proceeds from the sale of securities in the June 2024 Offering and a management fee equal to 1.0% of the gross proceeds raised in the June 2024 Offering. The Company also agreed to issue the Placement Agent (or its designees) a warrant (the “June 2024 Placement Agent Warrant”) to purchase up to 7.5% of the aggregate number of shares of Common Stock and/or Pre-Funded Warrants sold in the June 2024 Offering, In connection with the June 2024 Purchase Agreement, the Company paid the Placement Agent a cash fee and management fee of $170,000 and the Placement Agent received the June 2024 Placement Agent Warrants to purchase up to 68,807 shares of Common Stock (“June 2024 Placement Agent Warrant Shares”), at an exercise price equal to 125.0% of the offering price per June 2024 Share, or $2.725 per share. The June 2024 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years following the commencement of the sales pursuant to the Offering. In addition, the Company paid the Placement Agent $25,000 for non-accountable expenses, $50,000 for legal expenses and other out-of-pocket expenses and $15,950 for clearing fees.

The closing of the sales of these securities under the June 2024 Purchase Agreement took place on June 6, 2024. The public offering price for each June 2024 Shares was $2.18 for aggregate gross proceeds of $1,925,801, and public offering price for the Pre-Funded Warrants was $2.1799 for each Pre-Funded Warrant for aggregate gross proceeds of $74,201. In connection with this Offering, the Company raised aggregate gross proceeds of $2,000,002 and received net proceeds of $1,673,216, net of Placement Agent fees and offering costs of $260,950 and legal fees of $65,833. The Company is using the net proceeds from the June 2024 Offering for working capital and other general corporate purposes.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(UNAUDITED)

The per share exercise price for the Pre-Funded Warrants was $0.0001 and the Pre-Funded Warrants were exercisable immediately. The June 2024 Investors immediately exercised the 34,037 Pre-Funded Warrants and the June 2024 Investors received 34,037 shares of Common Stock for cash proceeds of $3. The Pre-Funded Warrants are not and will not be listed for trading on any national securities exchange or other nationally recognized trading system.

The June 2024 Common Warrants and the June 2024 Common Warrant Shares were sold without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

Pursuant to the terms of the June 2024 Purchase Agreement and subject to certain exceptions as set forth in the June 2024 Purchase Agreement, from the date of the June 2024 Purchase Agreement until fifteen (15) days after the Closing Date, neither the Company nor any Subsidiary shall issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents. In addition, until the one year from the Closing Date, the Company is prohibited from entering into a Variable Rate Transaction (as defined in the June 2924 Purchase Agreement), subject to certain limited exceptions.

The Company agreed to file a registration statement on Form S-3 (or other appropriate form if the Company is not then S-3 eligible) providing for the resale of the Common Warrant Shares (the “June 2024 Resale Registration Statement”) within 45 calendar days of the date of the June 2024 Purchase Agreement (the “Filing Date”), and to use commercially reasonable efforts to cause the June 2024 Resale Registration Statement to be declared effective by the SEC within 60 calendar days following the date of the Filing Date and to keep the June 2024 Resale Registration Statement effective at all times until the Holders no longer own any June 2024 Common Warrants or June 2024 Common Warrant Shares. On July 25, 2024, the Company filed an S-1 registration statement related to the June 2024 Common Warrant Shares and June 2024 Placement Agent Warrant Shares, which was declared effective on July 30, 2024.

July 2024

On July 18, 2024, the Company entered into a securities purchase agreement (the “July 2024 Purchase Agreement”) with certain institutional investors (“July 2024 Investors”), pursuant to which the Company agreed to sell to such investors 763,638 shares (the “July 2024 Shares”) of common stock of the Company (the “Common Stock”), at a purchase price of $2.75 per share of Common Stock (the “July 2024 Offering”). The shares of Common Stock were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-276658), which was declared effective by the SEC on January 30, 2024.

Concurrently with the sale of Common Stock, pursuant to the July 2024 Purchase Agreement in a private placement, for each share of Common Stock purchased by the July 2024 Investors, such July 2024 Investors received from the Company an unregistered warrant (the “July 2024 Common Warrants”) to purchase one share of common stock for an aggregate of 763,638 shares (the “July 2024 Common Warrant Shares”). The July 2024 Common Warrants have an exercise price of $2.75 per share and are exercisable immediately upon issuance for a five-year period.

The closing of the sales of these securities under the July 2024 Purchase Agreement took place on July 22, 2024. The gross proceeds from the July 2024 Offering were $2,100,005, prior to deducting placement agent’s fees and other offering expenses payable by the Company, and the Company received net proceeds of $1,741,522, net of placement agent’s fees and offering costs of $269,450 and legal fees and other fees of $89,033. The Company is using the net proceeds from the July 2024 Offering for working capital and other general corporate purposes.

In connection with the April 23, 2024 engagement agreement with the Placement Agent discussed above, in connection with the July 2024 Purchase Agreement, the Placement Agent received warrants to purchase up to 57,273 shares of Common Stock (“July 2024 Placement Agent Warrant Shares”), at an exercise price equal to 125.0% of the offering price per July Share of Common Stock, or $3.4375 per share (the “July 2024 Placement Agent Warrant”).

The July 2024 Common Warrants were sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(UNAUDITED)

The July 2024 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years following the commencement of the sales pursuant to the July 2024 Offering. In addition, the Company paid to pay the July 2024 Placement Agent $25,000 for non-accountable expenses, $50,000 for legal expenses and other out-of-pocket expenses and $15,950 for clearing fees.

Pursuant to the terms of the July 2024 Purchase Agreement and subject to certain exceptions as set forth in the July 2024 Purchase Agreement, from the date of the July 2024 Purchase Agreement until fifteen days after the Closing Date, neither the Company nor any Subsidiary shall issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents. In addition, until the one year from the Closing Date, the Company is prohibited from entering into a Variable Rate Transaction (as defined in the July 2024 Purchase Agreement), subject to certain limited exceptions.

Each of our executive officers and directors have agreed, subject to certain exceptions, not to dispose of or hedge any shares of Common Stock or securities convertible into or exchangeable for shares of Common Stock during the period from the date of the lock-up agreement continuing through the fifteen (15) days after the closing of the July 2024 Offering.

The Company agreed to file a registration statement on Form S-3 (or other appropriate form if the Company is not then S-3 eligible) providing for the resale of the Common Warrant Shares (the “July 2024 Resale Registration Statement”) within 45 calendar days of the date of the July 2024 Purchase Agreement (the “July 0224 Filing Date”), and to use commercially reasonable efforts to cause the July 2024 Resale Registration Statement to be declared effective by the SEC within 75 calendar days following the date of the Filing Date and to keep the July 2024 Resale Registration Statement effective at all times until the Holders no longer own any July 2024 Common Warrants or July 2024 Common Warrant Shares. On August 21, 2024, the Company filed an S-1 registration statement related to the July 2024 Common Warrant Shares and July 2024 Placement Agent Warrant Shares, which was declared effective on September 3, 2024.

Stock Repurchase Plan

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2023. On January 9, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024 and on April 4, 2024, the Stock Repurchase Plan was extended to April 30. During the year ended December 31, 2023, the Company purchased 252,855 shares of common stock for a cost of $471,121. During the year ended December 31, 2024, the Company purchased 102,855 shares of common stock for a cost of $173,113. In aggregate, during the years ended December 31, 2024 and 2023, the Company repurchased a total of 355,710 shares of its common stock for a total cost of $644,234 pursuant to its Stock Repurchase Program. During the year ended December 31, 2024, 355,710 treasury shares with a cost of $644,234 were cancelled. As of March 31, 2025 and December 31, 2024, there were no treasury shares outstanding.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(UNAUDITED)

Stock option activities for the three months ended March 31, 2025 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2024	22,850	$9.19	5.56	$-
Granted	-	-	-	-
Balance Outstanding, March 31, 2025	22,850	$9.19	5.31	$-
Exercisable, March 31, 2025	22,850	$9.19	5.31	$-

Stock Warrants

As discussed above under sale of June 2024 Shares and June 2024 Warrants, on June 4, 2024, the Company Pre-Funded Warrants to purchase up to 34,037 shares of Common Stock of the Company, having an exercise price of $0.0001 per share, and a purchase price of $2.1799 per Pre-Funded Warrant, The per share exercise price for the Pre-Funded Warrants was $0.0001 and the Pre-Funded Warrants were exercisable immediately. The June 2024 Investors immediately exercised the 34,037 Pre-Funded Warrants and the June 2024 Investors received 34,037 shares of Common Stock for cash proceeds of $3.

On June 4, 2024, concurrently with the sale of Common Stock and/or the Pre-Funded Warrants, pursuant to the June 2024 Purchase Agreement in a private placement as discussed above, the Company issued an aggregate of 917,432 June 2024 Common Warrants to the June 2024 Investors. The June 2024 Common Warrants have an exercise price of $2.06 per share and are exercisable immediately upon issuance for a five-year period. Additionally, the Placement Agent received the June 2024 Placement Agent Warrant to purchase up to 68,807 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, or $2.725 per share. The June 2024 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years.

On July 18, 2024, concurrently with the sale of July 2024 Shares, pursuant to the July 2024 Purchase Agreement in a private placement as discussed above, the Company issued an aggregate of 763,638 July 2024 Common Warrants to the July 2024 Investors. The July 2024 Common Warrants have an exercise price of $2.75 per share and are exercisable immediately upon issuance for a five-year period. Additionally, the Placement Agent received the July 2024 Placement Agent Warrants to purchase up to 57,275 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, or $3.4375 per share. The July 2024 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years.

Warrant activities for the three months ended March 31, 2025 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2024	2,211,730	$4.55	3.9	$-
Granted	-	-	-	-
Balance Outstanding, March 31, 2025	2,211,730	$4.55	3.6	$-
Exercisable, March 31, 2025	2,211,730	$4.55	3.6	$-

NOTE 6 – CONCENTRATIONS

Customer concentration

For the three months ended March 31, 2025 and 2024, one licensee accounted for 100% total revenues from customer license fees.

Vendor concentrations

For the three months ended March 31, 2025 and 2024, one licensor accounted for 100% of the Company’s vendor license agreements (see Note 7) related to the Company’s biopharmaceutical operations.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(UNAUDITED)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Eric Weisblum

On October 12, 2022, the Company entered into an employment agreement with Eric Weisblum (the “2022 Weisblum Employment Agreement”) pursuant to which Mr. Weisblum (i) has a base salary will be $350,000 per year, (ii) was paid a one-time signing bonus of $100,000, and (iii) shall be entitled to receive an annual bonus of up to $350,000, subject to the sole discretion of the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), and upon the achievement of additional criteria established by the Compensation Committee from time to time (the “Annual Bonus”). In addition, pursuant to the 2022 Weisblum Employment Agreement, upon termination of Mr. Weisblum’s employment for death or Total Disability (as defined in the 2022 Weisblum Employment Agreement), in addition to any accrued but unpaid compensation and vacation pay through the date of his termination and any other benefits accrued to him under any Benefit Plans (as defined in the 2022 Weisblum Employment Agreement) outstanding at such time and the reimbursement of documented, unreimbursed expenses incurred prior to such termination date (collectively, the “Weisblum Payments”), Mr. Weisblum shall also be entitled to the following severance benefits: (i) 24 months of his then base salary; (ii) if Mr. Weisblum elects continuation coverage for group health coverage pursuant to COBRA Rights (as defined in the 2022 Weisblum Employment Agreement), then for a period of 24 months following Mr. Weisblum’s termination he will be obligated to pay only the portion of the full COBRA Rights cost of the coverage equal to an active employee’s share of premiums (if any) for coverage for the respective plan year; and (iii) payment on a pro-rated basis of any Annual Bonus or other payments earned in connection with any bonus plan to which Mr. Weisblum was a participant as of the date of his termination (together with the Weisblum Payments, the “Weisblum Severance”). Furthermore, pursuant to the 2022 Weisblum Employment Agreement, upon Mr. Weisblum’s termination (i) at his option (A) upon 90 days prior written notice to the Company or (B) for Good Reason (as defined in the 2022 Weisblum Employment Agreement), (ii) termination by the Company without Cause (as defined in the 2022 Weisblum Employment Agreement) or (iii) termination of Mr. Weisblum’s employment within 40 days of the consummation of a Change in Control Transaction (as defined in the Weisblum Employment Agreement), Mr. Weisblum shall receive the Weisblum Severance; provided, however, Mr. Weisblum shall be entitled to a pro-rated Annual Bonus of at least $200,000. In addition, any equity grants issued to Mr. Weisblum shall immediately vest upon termination of Mr. Weisblum’s employment by him for Good Reason or by the Company at its option upon 90 days prior written notice to Mr. Weisblum, without Cause. In October 2024, the Company paid a bonus of $200,000 to Mr. Weisblum.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(UNAUDITED)

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

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments (see below for payment terms), (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. The Company paid to UMB am aggregate license fee of $75,000 in 2021 and 2022. The license fee is non-refundable and is not creditable against any other fee, royalty or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The $75,000 license fee was recorded as a prepaid expense and is being amortized over the 15-year term. During the three months ended March 31, 2025 and 2024, the Company recognized license fees of $1,250 and $1,250, respectively, from the amortization of prepaid license fees, which is included in costs of revenues on the accompanying unaudited consolidated statements of operations and comprehensive loss. On March 31, 2025, prepaid expense and other current assets – current amounted to $5,000 and prepaid expense – non-current amounted to $49,375 and on December 31, 2024, prepaid expense and other current assets – current amounted to $5,000 and prepaid expense – non-current amounted to $50,625, which has been included in prepaid expenses and other current assets and prepaid expenses and other assets – non-current on the unaudited consolidated balance sheets.

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

(ii)	5% on sales of licensed products during the applicable calendar year for sales greater than $50,000,000; and

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(UNAUDITED)

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

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below – Customer Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. During the three months ended March 31, 2025 and 2024, the Company recognized license fees of $210 and $210, respectively, from the amortization of the sublicense fee. On March 31, 2025, prepaid expense and other current assets – current amounted to $838 and prepaid expenses – non-current amounted to $8,310. On December 31, 2024, prepaid expense and other current assets – current amounted to $838 and prepaid expenses – non-current amounted to $8,520 as reflected in the unaudited consolidated balance sheets.

Exclusive License Agreement with the Trustees of Columbia University in the City of New York

On July 1, 2024, the Company entered into an exclusive license agreement (the “Columbia License Agreement”) with Columbia University (“Columbia”) with an effective date of June 28, 2024 (the “Effective Date”) and pursuant to which the Company has been granted exclusive rights to certain patents and technical information to develop, manufacture and commercialize Products (as defined in the Columbia License Agreement), including therapies for stress-induced affective disorders and other conditions. The term of the Columbia License Agreement commenced on the Effective Date and shall continue on a country-by-country and product-by-product basis until the latest of: (a) the date of expiration of the last to expire of the issued Patents (as defined in the Columbia License Agreement), (b) 20 years after the first bona fide commercial sale of the Product in the country in question, or (c) expiration of any market exclusivity period granted by a regulatory agency for a Product in the country in question. Pursuant to the Columbia License Agreement, the Company agreed to pay Columbia:

(i)	an initial license fee of $50,000 paid in October 2024 and included in intangible assets on the accompanying unaudited consolidated balance sheets as of March 31, 2025 and December 31, 2024 (See Note 4).

(ii)	an annual license fee of $25,000 payable on the 1st and 2nd anniversary of the Effective Date and an annual license fee of $50,000 payable on the third and subsequent anniversary of the Effective Date.

(iii)	Royalties as follows:

(A)	Concerning sales of Products by the Company, its Designees, or their Affiliates in the Territory, a non-refundable and non-recoverable royalty of the following on a country-by-country and Product-by-Product basis:

(1)	4% of Net Sales of Patent Products; and

(2)	2% of Net Sales of Technology Products.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(UNAUDITED)

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

(iv)	Trigger Event Fee: The Company shall pay Columbia a Trigger Event Fee within 30 days after the Initial Date or, if later, within 10 days following the date upon which the Trigger Event Fee. A Trigger Event means any Assignment of the Columbia License Agreement or Change of Control and a Trigger Event Fee shall mean an additional cash license fee equal to 5% of the Business Valuation, as defined in the agreement.

(v)	The Company shall reimburse Columbia for patent expenses as follows:

(i)	The Company shall reimburse Columbia for the actual fees, costs, and expenses Columbia has incurred before, on, and after the Effective Date in preparing, filing, prosecuting, and maintaining the Patents (and those patents and patent applications to which Patents claim priority) (collectively “Patent Expenses”). Patent Expenses include, without limitation, legal fees, the costs of any interference proceedings, oppositions, re-examinations, or any other ex parte or inter partes administrative proceeding before patent offices, taxes, annuities, issue fees, working fees, maintenance fees, and renewal charges, plus a five percent processing fee.

(ii)	Unreimbursed Patent Expenses that Columbia incurred for legal activities occurring before September 30, 2021 are “Past Patent Expenses.”

(iii)	Columbia, using reasonable efforts, estimated that unreimbursed Patent Expenses for legal activities occurring before September 30, 2021 were $197,400 (“Estimated Past Patent Expenses”). The Company shall reimburse Columbia in full no later than thirty (30) days after the Effective Date. On June 28, 2024, the Company considered the Estimated Past Patents Expenses due of $197,400 as part of the cost of entering into the Columbia License Agreement license and accordingly, increased intangible assets and accounts payable by $197,400. In November 2024, the Company paid $50,000 of this amount and as of December 31, 2024, the balance of $147,400 was included in accounts payable. In March 2024 the Company paid an additional $50,000. As of March 31, 2025, the remaining balance of $97,400 is included in accounts payable on the accompanying unaudited consolidated balance sheet (See Note 4).

(iv)	The Company will pay any additional unreimbursed Past Patent Expenses within thirty (30) days after receiving an invoice from Columbia for the additional Past Patent Expenses.

(v)	The Company will reimburse Columbia for unreimbursed Patent Expenses incurred by Columbia after the Past Patent Expenses (“Ongoing Patent Expenses”) no later than thirty (30) days after receiving Columbia’s invoice.

(vi)	At Columbia’s election, Columbia may require advance payment of a reasonable estimate of Ongoing Patent Expenses (“Estimated Ongoing Patent Expenses”). Columbia shall give at least thirty (30) days’ notice to the Company before the date the advance payment is due, which payment Columbia may make due up to three months before the date Columbia has chosen for the legal work to be completed. Columbia may credit any unused balance towards future Patent Expenses, or upon the Company’s written request, Columbia shall return the unused balance to the Company. No later than thirty (30) days after receiving an invoice from Columbia for any Patent Expenses incurred over the reasonable estimate, the Company shall reimburse Columbia for the excess amount.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

During the three months ended March 31, 2025 and 2024, the Company recognized license fee revenues of $17,188 and $17,188, respectively. On March 31, 2025, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $670,312 and on December 31, 2024, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $687,500, which are included in deferred revenue - current and deferred revenue – long-term portion on the accompanying unaudited consolidated balance sheets.

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

March 31, 2025

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

Pursuant to the Sublicense Agreement, Aikido agreed to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. During the three months ended March 31, 2025 and 2024, the Company recognized revenue of $838 and $838, respectively. On March 31, 2025, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $33,240, and on December 31, 2024, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $34,078 as reflected in the unaudited consolidated balance sheets.

Sponsored Study and Research Agreements between the Company and Vendors

During the three months ended March 31, 2025 and 2024, the Company recorded research and development expense of $593,962 and $318,240, respectively, which was incurred in connection with sponsored study and research agreements between the Company and various vendors.

On March 31, 2025, future amounts due under sponsored study and research agreements between the Company and vendors is as follows:

Year ended March 31,	Amount
2025	$1,572,529
Total	$1,572,529

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

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

SPC-15: Intranasal Treatment for PTSD and Anxiety Disorders

Our lead product candidate, SPC-15, is designed as a novel serotonin 4 (5-HT4) receptor agonist that utilizes biomarkers for treatment of stress-induced psychiatric disorders such as PTSD and anxiety disorders. This innovative treatment is administered via an intranasal formulation, potentially qualifying for the FDA’s streamlined 505(b)(2) regulatory pathway, which could expedite its approval process. We are actively collaborating with Columbia University, holding exclusive global rights to develop and commercialize SPC-15, pursuant to and the exclusive license agreement entered into with Columbia on July 1, 2024. See “Item 1 Business --License Agreements between the Company and Vendor—Exclusive License Agreement with Columbia University.”

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

SP-26: Ketamine Implant for Fibromyalgia

SP-26 represents a novel approach to treating chronic pain and fibromyalgia through a ketamine-based injectable dissolvable polymer implant. Designed for subcutaneous insertion, SP-26 focuses on regulating dosage and time release to provide sustained relief from chronic pain, offering a potentially safer alternative to opioids. Presently, our SP-26 product is in preclinical research. Initial animal studies, which began in early 2025, are evaluating the implant’s dosage, time release, and absorption.

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

Results of Operations

Comparison of Our Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table summarizes the results of operations for the three months ending March 31, 2025 and 2024 and were based primarily on the comparative unaudited consolidated financial statements, footnotes and related information for the periods identified and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	Three Months Ended March 31,
	2025	2024
Revenues	$18,026	$18,026
Cost of revenues	1,460	1,460
Gross profit	16,566	16,566
Operating expenses	1,110,687	896,079
Loss from operations	(1,094,121)	(879,513)
Other income	62,684	77,846
Net loss	$(1,031,437)	$(801,667)

Revenues

During the three months ended March 31, 2025 and 2024, we generated minimal revenues from operations. For the three months ended March 31, 2025 and 2024, revenues amounted to $18,026 and $18,026, respectively. Such revenues are related to the Aikido License and Sublicense Agreement and are recognized over the estimated 15-year term of the UMB license agreement.

Cost of Revenues

During the three months ended March 31, 2025 and 2024, cost of revenues amounted to $1,460 and $1,460, respectively, and consisted of license fees related to the UMB License and Sublicense Agreement, which are being amortized into cost of revenues over the estimated 15-year terms of their respective agreements with Akido and UMB.

Operating Expenses

For the three months ended March 31, 2025 and 2024, total operating expenses consisted of the following:

	For the Three Months Ended March 31,
	2025	2024
Compensation expense	$178,469	$173,346
Professional fees	273,824	318,427
Research and development	593,962	318,240
Other selling, general and administrative expenses	64,432	86,066
Total operating expenses	$1,110,687	$896,079

●	Compensation Expense:

For the three months ended March 31, 2025 and 2024, compensation expense was $178,469 and $173,346, respectively, an increase of $5,123, or 3.01%. This increase solely resulted from an increase in payroll expense and related benefits.

●	Professional Fees:

For the three months ended March 31, 2025 and 2024, professional fees were $273,824 and $318,427, respectively, a decrease of $44,603, or 14.0%. The decrease was primarily attributable to a decrease in consulting fees of $77,574, and a decrease in legal fees of $18,949, offset by an increase in investor relations of $47,245, and an increase in accounting and auditing fees of $4,675.

●	Research and Development:

For the three months ended March 31, 2025 and 2024, we incurred research and development expense of $593,962 and $318,240, respectively, an increase of $275,722, or 86.6%. The increase was a result of an increase in research and development costs in connection with our key Investigator-sponsored Study Agreements and other research projects with third party vendors and universities. We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

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

Other selling, general and administrative expenses include advertising and promotion, insurance expenses, patent related expenses, public company expenses, custodian fees, bank service charges, travel, and other office expenses.

For the three months ended March 31, 2025 and 2024, selling, general and administrative expenses were $64,432 and $86,066, respectively, a decrease of $21,634, or 25.1%. The decrease was primarily attributed to a decrease in proxy meeting fees of $19,000, and filing fees of $7,837, offset by a net increase in other general and administrative expenses of $5,203.

Loss from Operations

For the three months ended March 31, 2025 and 2024, loss from continuing operations amounted to $1,094,121 and $879,513, respectively, an increase of $214,608, or 24.4%. The increase was primarily a result of the changes in operating expenses discussed above.

Other Income

For the three months ended March 31, 2025 and 2024, other income amounted to $62,684 and $77,846, respectively, a decrease of $15,162, or 19.5%. The decrease in other income was primarily due to a decrease in interest and dividend income of $26,349, and a decrease in interest expense of $196, offset by an increase in foreign currency transaction loss of $8,695, and an increase in net realized gain on short-term investments of $2,688.

Net Loss

For the three months ended March 31, 2025, net loss amounted to $1,031,437 or $0.23 per common share (basic and diluted), as compared to net loss of $801,667 or $0.28 per common share (basic and diluted) for the three months ended March 31, 2024, an increase of $229,770, or 28.7%. The change was primarily a result of the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $4,418,858, $2,314,550 in short-term investments, and $3,136,880 in cash and cash equivalents as of March 31, 2025, and working capital of $5,455,483, $3,174,724 in short-term investments and $3,905,799 in cash and cash equivalents as of December 31, 2024, respectively.

	March 31, 2025	December 31, 2024	Working Capital Change	Percentage Change
Working capital:
Total current assets	$5,604,161	$7,111,480	$(1,507,319)	(21)%
Total current liabilities	(1,185,303)	(1,655,997)	470,694	28%
Working capital:	$4,418,858	$5,455,483	$(1,036,625)	(19)%

The decrease in working capital of $1,036,625 was primarily attributable to a decrease in current assets of $1,507,319 primarily due to a decrease in cash of $769,919 and a decrease in short-term investments of $860,174, offset by an increase in prepaid expenses and other current assets of $121,774, and a decrease in current liabilities of $470,694.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(1,640,300)	$(838,179)
Net cash provided by investing activities	871,381	97,596
Net cash used in financing activities	-	(115,452)
Net decrease in cash and cash equivalents	$(768,919)	$(856,035)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 and 2024 were $1,640,300 and $838,179, respectively, an increase of $802,121, or 95.7%.

●	Net cash used in operating activities for the three months ended March 31, 2025 primarily reflected a net loss of $1,031,437, adjusted for the add-back of non-cash items such as amortization expense of $3,092, and net realized gain on short-term investments of $2,922, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $120,314, a decrease in accounts payable and accrued expenses of $470,693, and a decrease in deferred revenue of $18,026.

●	Net cash used in operating activities for the three months ended March 31, 2024 primarily reflected a net loss of $801,667, adjusted for the add-back of non-cash items such as net realized gain on short-term investments of $234, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $116,334, an increase in accounts payable and accrued expenses of $98,082, and a decrease in deferred revenue of $18,026.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 and 2024 were $871,381 and $97,596, respectively, an increase of $773,785, or 792.8%.

●	Net cash provided by investing activities for the three months ended March 31, 2025 was $871,381 which consisted of proceeds from sale of short-term investments of $905,353, offset by aggregate payments for the purchase of short-term investments of $33,972.

●	Net cash provided by investing activities for the three months ended March 31, 2024 was $97,596 which consisted of proceeds from sale of short-term investments of $150,389, offset by aggregate payments for the purchase of short-term investments of $52,793.

Net cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was $115,452 which solely consisted of the repurchase of shares of our common stock under our stock repurchase plan. We did not have any cash provided by or used in financing activities for the three months ended March 31, 2025.

Cash Requirements

We believe that our current cash and cash equivalent amount and short-term investment amount will provide sufficient cash required to meet our obligations for a minimum of twelve months from the date of this filing.

Other than cash requirements pursuant to research and development agreements, we currently have no other material commitments for any capital expenditures.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, we generated a net loss of $1,031,437 and used cash in operations of $1,640,300 during the three months ended March 31, 2025. Additionally, we have an accumulated deficit of $16,296,128 on March 31, 2025. As of March 31, 2025, we had working capital of $4,418,858, $2,314,550 in short-term investments, and $3,136,880 in cash and cash equivalents.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about our ability to continue as a going concern. We believe that the Company has sufficient cash to meet its obligations for a minimum of twelve months from the date of this filing.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Significant estimates during the three months ended March 31, 2025 and 2024 include the percentage of completion of certain research and development projects.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer determined that we maintained effective internal control over financial reporting as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2025, we continued implementing the remedial actions disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, to address previously identified material weaknesses. These actions included enhancements to segregation of duties, monitoring controls, and bank reconciliation processes. In addition, we are taking steps to review and enhance business policies, procedures, and related internal controls to standardize business processes. Other than these ongoing remediation efforts, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 28, 2025 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Recent Sales Of Unregistered Securities

None.

(b)	Issuer Purchases of Equity Securities.

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

We did not repurchase any common stock during the quarterly period ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During our quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (the cover page from the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2025 is formatted in inline XBRL).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILO PHARMA, INC.

Dated: May 9, 2024	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2024	By:	/s/ Daniel Ryweck
	Name:	Daniel Ryweck
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)