Form 10-Q
period 2025-06-30
Silo Pharma, Inc.
filed 2025-08-13
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Number of shares of common stock, par value $0.0001 per share, outstanding as of August 13, 2025 was: 9,401,128.

SILO PHARMA, INC. AND SUBSIDIARY
FORM 10-Q
JUNE 30, 2025

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,333,672	$3,905,799
Short-term investments	1,926,297	3,174,724
Prepaid expenses and other current assets	113,062	30,957

Total Current Assets	6,373,031	7,111,480

LONG-TERM ASSETS:
Prepaid expenses and other assets - non-current	56,226	59,145
Intangible assets, net	223,250	241,215

Total Long-Term Assets	279,476	300,360

Total Assets	$6,652,507	$7,411,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$977,795	$1,583,895
Deferred revenue - current portion	72,102	72,102

Total Current Liabilities	1,049,897	1,655,997

LONG-TERM LIABILITIES:
Deferred revenue - long-term portion	685,527	721,578

Total Long-Term Liabilities	685,527	721,578

Total Liabilities	1,735,424	2,377,575

Commitment and Contingencies (see Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized: none designated as of June 30, 2025 and December 31, 2024
Common stock, $0.0001 par value, 100,000,000 shares authorized; 8,651,128 and 4,484,456 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	865	449
Additional paid-in capital	22,407,075	20,296,088
Accumulated other comprehensive income	9,564	2,419
Accumulated deficit	(17,500,421)	(15,264,691)

Total Stockholders’ Equity	4,917,083	5,034,265

Total Liabilities and Stockholders’ Equity	$6,652,507	$7,411,840

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

LICENSE FEE REVENUE	$18,025	$18,025	$36,051	$36,051

COST OF REVENUES	1,459	1,459	2,919	2,919

GROSS PROFIT	16,566	16,566	33,132	33,132

OPERATING EXPENSES:
Compensation expense	195,305	168,381	373,774	341,727
Professional fees	299,592	386,465	573,416	641,067
Research and development	717,247	392,824	1,311,209	774,889
Other selling, general and administrative expenses	52,973	71,670	117,405	157,736

Total operating expenses	1,265,117	1,019,340	2,375,804	1,915,419

LOSS FROM OPERATIONS	(1,248,551)	(1,002,774)	(2,342,672)	(1,882,287)

OTHER INCOME (EXPENSE):
Interest and dividend income, net	44,917	77,042	106,745	165,219
Interest expense	(1,648)	(1,859)	(3,714)	(3,729)
Net realized gain (loss) on short-term debt investments	989	(1,259)	3,911	(1,025)
Foreign currency transaction loss	-	(2,929)	-	(11,624)

Total other income, net	44,258	70,995	106,942	148,841

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,204,293)	(931,779)	(2,235,730)	(1,733,446)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,204,293)	$(931,779)	$(2,235,730)	$(1,733,446)

COMPREHENSIVE LOSS:
Net loss	$(1,204,293)	$(931,779)	$(2,235,730)	$(1,733,446)

Other comprehensive income (loss):
Unrealized gain (loss) on short-term debt investments	(1,140)	(18,078)	7,145	14,253

Total comprehensive loss	$(1,205,433)	$(949,857)	$(2,228,585)	$(1,719,193)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.19)	$(0.31)	$(0.41)	$(0.59)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	6,279,733	3,052,666	5,387,587	2,959,800

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

			Additional			Accumulated Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance, December 31, 2024	4,484,456	$449	$20,296,088	—	$—	$2,419	$(15,264,691)	$5,034,265

Accumulated other comprehensive gain - short-term investments	—	—	—	—	—	8,285	—	8,285

Net loss	—	—	—	—	—	—	(1,031,437)	(1,031,437)

Balance, March 31, 2025	4,484,456	449	20,296,088	—	—	10,704	(16,296,128)	4,011,113

Sale of common stock, net of offering costs and expenses of $406,044	2,723,336	272	1,227,685	—	—	—	—	1,227,957

Sale of pre-funded warrants	—	—	365,940	—	—	—	—	365,940

Exercise of warrants	1,443,336	144	499,917	—	—	—	—	500,061

Accretion of stock-based compensation in connection with stock option grants	—	—	17,445	—	—	—	—	17,445

Accumulated other comprehensive loss - short-term investments	—	—	—	—	—	(1,140)	—	(1,140)

Net loss	—	—	—	—	—	—	(1,204,293)	(1,204,293)

Balance, June 30, 2025	8,651,128	$865	$22,407,075	—	$—	$9,564	$(17,500,421)	$4,917,083

			Additional			Accumulated Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity

Balance, December 31, 2023	3,159,096	$316	$17,525,714	252,855	$(471,121)	$(6,227)	$(10,871,811)	$6,176,871

Purchase of treasury stock	—	—	—	72,790	(115,452)	—	—	(115,452)

Accumulated other comprehensive gain - short-term investments	—	—	—	—	—	32,331	—	32,331

Net loss	—	—	—	—	—	—	(801,667)	(801,667)

Balance, March 31, 2024	3,159,096	316	17,525,714	325,645	(586,573)	26,104	(11,673,478)	5,292,083

Sale of common stock and pre-funded warrants	883,395	89	1,673,127	—	—	—	—	1,673,216

Exercise of pre-funded warrants	34,037	3	—	—	—	—	—	3

Purchase of treasury stock	—	—	—	30,065	(57,661)	—	—	(57,661)

Accumulated other comprehensive loss - short-term investments	—	—	—	—	—	(18,078)	—	(18,078)

Net loss	—	—	—	—	—	—	(931,779)	(931,779)

Balance, June 30, 2024	4,076,528	$408	$19,198,841	355,710	$(644,234)	$8,026	$(12,605,257)	$5,957,784

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2025,	2024,

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,235,730)	$(1,733,446)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	5,565	—
Net realized (gain) loss on short-term investments	(3,911)	1,025
Stock-based compensation	17,445	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(79,186)	(101,399)
Accounts payable and accrued expenses	(593,700)	299,889
Deferred revenue	(36,051)	(36,051)

NET CASH USED IN OPERATING ACTIVITIES	(2,925,568)	(1,569,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of short-term debt investments	1,315,653	1,149,320
Purchases of short-term investments	(56,170)	(97,452)

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,259,483	1,051,868

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock and pre-fund warrants	1,593,897	1,673,216
Proceeds from exercise of warrants	500,061	3
Purchase of treasury stock	—	(173,113)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,093,958	1,500,106

NET INCREASE IN CASH AND CASH EQUIVALENTS	427,873	981,992

CASH AND CASH EQUIVALENTS - beginning of the period	3,905,799	3,524,308

CASH AND CASH EQUIVALENTS - end of the period	$4,333,672	$4,506,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,714	$3,729
Income taxes	$—	$—

Non-cash investing and financing activities:
Unrealized gain on short-term investments	$7,145	$14,253
Intangible assets acquired in exchange for accounts payable and accrued expenses	$—	$247,400
Decrease in intangible assets and accounts payable and accrued expenses	$12,400	$—

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

On April 8, 2020, the Company incorporated a new wholly-owned subsidiary, Silo Pharma Inc., in the State of Florida.

The Company is a diversified developmental-stage biopharmaceutical and cryptocurrency treasury company. The Company’s therapeutic focus is on developing novel therapeutics that address underserved conditions including PTSD, stress-induced anxiety disorders, fibromyalgia, and central nervous system (CNS) diseases. The Company is focused on developing (i) an intranasal drug targeting PTSD and stress-induced anxiety disorders (SPC-15); (ii) a time-release ketamine-based loaded implant for fibromyalgia and chronic pain relief (SP-26); (iii) an intranasal compound for the treatment of Alzheimer’s disease (SPC-14); and (iv) a CNS-homing peptide targeting the central nervous system in multiple sclerosis (SPU-16).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and condensed notes to the consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2025.

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

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company generated a net loss of $2,235,730 and used cash in operations of $2,925,568 during the six months ended June 30, 2025. Additionally, the Company has an accumulated deficit of $17,500,421 on June 30, 2025. As of June 30, 2025, the Company had cash and cash equivalents of $4,333,672, short-term investments of $1,926,297, and working capital of $5,323,134.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that it has sufficient cash and liquid short-term investments to meet its obligations for a minimum of twelve months from the date of this filing.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the six months ended June 30, 2025 and 2024 include the percentage of completion of research and development projects, valuation of short-term investments, valuation of intangible assets, valuation allowances for deferred tax assets, and the fair value of shares and stock options issued for services.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. On June 30, 2025 and December 31, 2024, the Company had cash in excess of FDIC limits of approximately $3,834,000 and $3,406,000, respectively. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments.

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

The Company recorded $(1,140) and $7,145 of unrealized (loss) gain on short-term investments as a component of other comprehensive income (loss) for the three and six months ended June 30, 2025, respectively. The Company recorded $(18,078) and $14,253 of unrealized (loss) gain on short-term investments as a component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024, respectively.

Prepaid Expenses

Prepaid expenses and other current assets of $113,062 and $30,957 on June 30, 2025 and December 31, 2024, respectively, consist primarily of costs paid for insurance premiums and expires within a year. On June 30, 2025 and December 31, 2024, prepaid expenses and other assets – non-current amounted to $56,226 and $59,145, respectively, and consist primarily of costs paid for license fees which expire after a year. Prepaid expenses may also include prepayments in cash and equity instruments for consulting, research and development, license fees, public relations and business advisory services, and legal fees which are being amortized over the terms of their respective agreements, which may exceed a year of service.

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

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(UNAUDITED)

For the license income, revenue is recognized when the Company satisfies the performance obligation based on the related license agreement. Payments received from the licensee that are related to future periods are recorded as deferred revenue to be recognized as revenues over the term of the related license agreement (see Note 7).

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of June 30, 2025 and December 31, 2024 that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the three months ended June 30, 2025 and 2024, research and development costs were $717,247 and $392,824, respectively. During the six months ended June 30, 2025 and 2024, research and development costs were $1,311,209 and $774,889, respectively.

Leases

Leases are accounted for using ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of June 30, 2025 and December 31, 2024, the Company has no leases. The Company will analyze any lease to determine if it would be required to record a lease liability and a right of use asset on its unaudited consolidated balance sheets at fair value. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(UNAUDITED)

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the six months ended June 30, 2025 and 2024:

	June 30,	June 30,
	2025	2024
Stock options	422,850	26,850
Warrants	8,295,072	1,390,819
	8,717,922	1,417,669

Segment Reporting

The Company operates as a single operating segment as a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. In accordance with ASC 280 – “Segment Reporting”, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services; and procurement processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying condensed notes to unaudited consolidated financial statements. All revenues and expenses as reflected in the accompanying unaudited consolidated statements of operations and comprehensive loss are allocated to the one segment. The Company’s single operating segment includes all of the Company’s assets and liabilities as reflected in the accompanying unaudited consolidated balance sheets.

Recent Legislation

On July 4, 2025, H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful B ill Act (“OBBBA”), was enacted. The OBBBA includes significant federal tax law changes which, among other impacts, modify and make permanent certain business tax provisions originally enacted in the 2017 Tax Cuts and Jobs Act. The Company is currently evaluating the impact of the OBBBA but does not expect it to have a material impact on the Company’s results of operations or financial condition. The OBBBA is subject to further clarification from the issuance of future technical guidance by the U.S. Department of Treasury.

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

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2025 and December 31, 2024. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

Level 1 -	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(UNAUDITED)

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

	June 30, 2025			December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$1,926,297	$-	$-	$3,174,724	$-	$-

The Company’s short-term investments, consisting of exchange traded funds, are level 1 measurements and are based on redemption value at each date.

Short-Term Investments, at Fair Value

The following table summarizes activity in the Company’s short-term investments, at fair value for the periods presented:

	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024
Balance, beginning of period	$3,174,724	$4,140,880
Purchases of short-term investments	56,170	97,452
Sales at original cost	(1,315,653)	(1,149,320)
Net realized gain (loss) on short-term investments	3,911	(1,025)
Unrealized gain	7,145	14,253
Balance, end of period	$1,926,297	$3,102,240

NOTE 4 – INTANGIBLE ASSETS

On July 1, 2024, the Company entered into an exclusive license agreement (the “Columbia License Agreement”) with Columbia University (“Columbia”) with an effective date of June 28, 2024 (the “Effective Date”) pursuant to which the Company has been granted exclusive rights to certain patents and technical information to develop, manufacture and commercialize Products (as defined in the Columbia License Agreement), including therapies for stress-induced affective disorders and other conditions, for a cost of $247,400, which consisted of i) an initial license fee of $50,000 paid in October 2024, and ii) the reimbursement to Columbia of $197,400 for patent and legal expenses that Columbia incurred before September 30, 2021. In May 2025, Columbia agreed to reduce the reimbursement of the prior patent and legal expenses from $197,400 to $185,000. As a result, the total cost of the license was revised to $235,000 (See Note 7). The term of the Columbia License Agreement shall commence on the Effective Date and shall continue on a country-by-country and product-by-product basis until the latest of: (a) the date of expiration of the last to expire of the issued Patents (as defined in the Columbia License Agreement), (b) 20 years after the first bona fide commercial sale of the Product in the country in question, or (c) expiration of any market exclusivity period granted by a regulatory agency for a Product in the country in question (See Note 7).

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(UNAUDITED)

On June 30, 2025 and December 31, 2024, intangible assets consisted of the following:

	Useful life	June 30, 2025	December 31, 2024
License	20 years	$235,000	$247,400
Less: accumulated amortization		(11,750)	(6,185)
		$223,250	$241,215

For the six months ended June 30, 2025 and 2024, amortization expense amounted to $5,565 and $0, respectively.

Amortization of intangible assets with finite lives attributable to future periods is as follows:

Year ending June 30:	Amount
2026	$11,750
2027	11,750
2028	11,750
2029	11,750
2030	11,750
Thereafter	164,500
Total	$223,250

NOTE 5 – STOCKHOLDERS’ EQUITY

Shares Authorized

On December 19, 2023, the Company reincorporated as a Nevada corporation and filed Articles of Incorporation with the Nevada Secretary of State on such date. The Company has 105,000,000 shares authorized which consist of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Sale of Common Stock and Warrants

June 2024 Offering and Concurrent Private Placement

On June 4, 2024, the Company entered into a securities purchase agreement (the “June 2024 Purchase Agreement”) with certain institutional investors (the “June 2024 Investors”), pursuant to which the Company agreed to sell to such investors 883,395 shares (the “June 2024 Shares”) of common stock of the Company (the “Common Stock”) at a purchase price of $2.18 per share of Common Stock, and pre-funded warrants (the “June 2024 Pre-Funded Warrants”) to purchase up to 34,037 shares of Common Stock of the Company (the “Pre-Funded Warrant Shares”), having an exercise price of $0.0001 per share, and a purchase price of $2.1799 per Pre-Funded Warrant (the “June 2024 Offering”). The shares of Common Stock and Pre-Funded Warrants (and shares of common stock underlying the Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-276658), which was declared effective by the Securities and Exchange Commission (“SEC”) on January 30, 2024.

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

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(UNAUDITED)

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

The closing of the sales of these securities under the June 2024 Purchase Agreement took place on June 6, 2024. The public offering price for each June 2024 Shares was $2.18 for aggregate gross proceeds of $1,925,801, and public offering price for the Pre-Funded Warrants was $2.1799 for each Pre-Funded Warrant for aggregate gross proceeds of $74,201. In connection with this Offering, the Company raised aggregate gross proceeds of $1,999,999 and received net proceeds of $1,673,216, net of Placement Agent fees and offering costs of $260,950 and legal fees of $65,833. The Company is using the net proceeds from the June 2024 Offering for working capital and other general corporate purposes.

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

July 2024 Offering and Concurrent Private Placement

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

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(UNAUDITED)

The July 2024 Common Warrants were sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

The July 2024 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years following the commencement of the sales pursuant to the July 2024 Offering. In addition, the Company paid the July 2024 Placement Agent $25,000 for non-accountable expenses, $50,000 for legal expenses and other out-of-pocket expenses and $15,950 for clearing fees.

Pursuant to the terms of the July 2024 Purchase Agreement and subject to certain exceptions as set forth in the July 2024 Purchase Agreement, from the date of the July 2024 Purchase Agreement until fifteen days after the Closing Date, neither the Company nor any Subsidiary shall issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents. In addition, until one year from the Closing Date, the Company is prohibited from entering into a Variable Rate Transaction (as defined in the July 2024 Purchase Agreement), subject to certain limited exceptions.

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

May 2025 Public Offering

On May 16, 2025, the Company completed a public offering (the ” May 2025 Offering”) of (i) 2,723,336 shares (the “May 2025 Common Shares”) of Common Stock; (ii) 610,002 prefunded warrants (the “May 2025 Prefunded Warrants”) to purchase 610,002 shares of Common Stock of the Company (the “May 2025 Prefunded Warrant Shares”); (iii) 3,333,338 Series A-1 warrants (the “May 2025 Series A-1 Common Warrants”) to purchase 3,333,338 shares of Common Stock of the Company (the “May 2025 Series A-1 Common Warrant Shares”) and (iv) 3,333,338 Series A-2 warrants (the “May 2025 Series A-2 Common Warrants,” together with the Series A-1 Warrants, the “May 2025 Common Warrants”) to purchase 3,333,338 shares of Common Stock of the Company (the “May 2025 Series A-2 Common Warrant Shares,” together with the Series A-1 Common Warrants Shares, the “May 2025 Common Warrant Shares”). The offering price of each May 2025 Common Share and accompanying May 2025 Series A-1 Common Warrant and May 2025 Series A-2 Common Warrant was $0.60, and the offering price of each May 2025 Prefunded Warrant and accompanying May 2025 Series A-1 Common Warrant and May 2025 Series A-2 Common Warrant was $0.5999.  The May 2025 Common Shares, May 2025 Prefunded Warrants, May 2025 Prefunded Warrant Shares, May 2025 Common Warrants and May 2025 Common Warrant Shares are collectively referred to herein as the “May 2025 Securities.”

Each May 2025 Common Warrant has an exercise price of $0.60 per share. The May 2025 Common Warrants are exercisable upon issuance (the “May 2025 Initial Exercise Date”). The May 2025 Series A-1 Common Warrants will expire five (5) years following the May 2025 Initial Exercise Date. The May Series A-2 Common Warrants will expire eighteen (18) months following the May 2025 Initial Exercise Date. A holder may not exercise any portion of the May 2025 Common Warrants to the extent the Purchaser would own more than 4.99% of the outstanding Common Stock immediately after exercise. A holder may increase or decrease this percentage with respect to either the May 2025 Series A-1 Common Warrants or the May 2025 Series A-2 Common Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to the Company.

The May 2025 Prefunded Warrants are immediately exercisable and may be exercised at a nominal exercise price of $0.0001 per share of Common Stock at any time until all of the May 2025 Prefunded Warrants are exercised in full. A holder may not exercise any portion of the May 2025 Common Warrants to the extent the Purchaser would own more than 4.99% of the outstanding Common Stock immediately after exercise. A holder may increase or decrease this percentage with respect to May 2025 Prefunded Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to the Company.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(UNAUDITED)

As compensation to H.C. Wainwright & Co., LLC as the exclusive placement agent in connection with the May 2025 Offering (the “Placement Agent”), the Company paid the Placement Agent a cash fee of 7.5% of the aggregate gross proceeds raised in the May 2025 Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the May 2025 Offering and an aggregate of $120,000 for reimbursement of certain expenses and legal fees. These fees and expenses were considered as offering costs directly related to the May 2025 Offering and were recorded as a reduction to additional paid-in capital. The Company also issued warrants to designees of the Placement Agent (the “May 2025 Placement Agent Warrants”) to purchase up to 250,000 shares of Common Stock (the “May 2025 Placement Agent Warrant Shares”). The May 2025 Placement Agent Warrants have substantially the same terms as the May 2025 Series A-1 Common Warrants, except that the May 2025 Placement Agent Warrants have an exercise price equal to $0.75 per share.

In connection with the issuance of the May 2025 Placement Agent Warrants, the Company calculated the fair value of such warrants using the Black-Scholes option-pricing model, and the Company determined that the aggregate total fair value of the placement agent warrants amounted to $117,320 which were considered offering costs and were netted against the net proceeds received pursuant to the May 2025 Offering under the guidance of ASU 2021-04.

In connection with the May 2025 Offering, the Company entered into a Securities Purchase Agreement (the “May 2025 Purchase Agreement”) with an institutional investor (the “May 2025 Purchaser”) on May 15, 2025. The May 2025 Purchase Agreement contained customary representations and warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties.

Pursuant to the terms of the May 2025 Purchase Agreement, the Company has agreed for a period of 60-days from the date of the Purchase Agreement, subject to certain exceptions, not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents (as defined in the May 2025 Purchase Agreement), or file any registration statement. In addition, from the date of the May 2025 Purchase Agreement until the one year anniversary of the closing date of the May 2025 Offering, the Company is prohibited from effecting or entering into an agreement to effect any issuance of Common Stock or Common Stock Equivalents (as defined in the Purchase Agreement) involving a Variable Rate Transaction (as defined in the Purchase Agreement), subject to an exception.

The May 2025 Securities, the May 2025 Placement Agent Warrants and the May 2025 Placement Agent Warrant Shares were offered pursuant to the Registration Statement on Form S-1 (File No. 333-286777), as amended, which was declared effective by the Securities and Exchange Commission on May 15, 2025.

The closing of the sales of these securities under the May 2025 Purchase Agreement took place on May 16, 2025. The public offering price for each May 2025 Shares was $0.60 for aggregate gross proceeds of $1,634,002, and public offering price for the Pre-Funded Warrants was $0.5999 for each Pre-Funded Warrant for aggregate gross proceeds of $365,940. In connection with this Offering, the Company raised aggregate gross proceeds of $1,999,942 and received net proceeds of $1,593,897, net of Placement Agent fees and offering costs of $290,000 and legal fees and other fees of $116,045. The Company is using the net proceeds from the May 2025 Offering for working capital and other general corporate purposes.

On May 19, 2025, the May 2025 Purchasers exercised the 610,002 May 2025 Pre-Funded Warrants and the May 2025 Investors received 610,002 shares of Common Stock for cash proceeds of $61. The May 2025 Pre-Funded Warrants are not and will not be listed for trading on any national securities exchange or other nationally recognized trading system.

On June 6, 2025, certain of the May 2025 Purchasers exercised 833,334 May 2025 Series A-2 Warrants and such May 2025 Investors received an aggregate of 833,334 shares of Common Stock for cash proceeds of $500,000. The May 2025 Series A-1 Warrants and May 2025 Series A-2 Warrants are not and will not be listed for trading on any national securities exchange or other nationally recognized trading system.

Stock Repurchase Plan

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2023. On January 9, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024 and on April 4, 2024, the Stock Repurchase Plan was extended to April 30. During the year ended December 31, 2023, the Company purchased 252,855 shares of common stock for a cost of $471,121. During the year ended December 31, 2024, the Company purchased 102,855 shares of common stock for a cost of $173,113. In aggregate, during the years ended December 31, 2024 and 2023, the Company repurchased a total of 355,710 shares of its common stock for a total cost of $644,234 pursuant to its Stock Repurchase Program. During the year ended December 31, 2024, 355,710 treasury shares with a cost of $644,234 were cancelled. As of June 30, 2025 and December 31, 2024, there were no treasury shares outstanding.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(UNAUDITED)

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

On May 22, 2025, and effective May 23, 2025, the Board granted an aggregate of 400,000 incentive stock options under the 2020 Plan, to executive officers and board members, exercisable at the fair market value of the Company’s common stock on the date of grant or $0.429 per share with a five-year term and vest on the first anniversary date of the grant date. These options were valued at $167,566 on the grant date using a Black Scholes option pricing model with the following assumptions: risk-free interest rate of 3.96%, expected term of 3 years using the simplified method and expected volatility of 259.34% based on historical volatility.

During the six months ended June 30, 2025 and 2024, the Company amortized $17,445 and $0 of stock-based compensation which was recorded as compensation expense in the accompanying unaudited consolidated statement of operations and comprehensive loss, respectively. As of June 30, 2025 and December 31, 2024, unamortized stock-based compensation expense related to unvested stock options had a balance of $150,121 and $0, respectively. As of June 30, 2025, the unamortized stock-based compensation expense is expected to be recognized over a weighted average period of 0.9 years.

Stock option activities for the six months ended June 30, 2025 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2024	22,850	$9.19	5.56	$-
Granted	400,000	0.43	-	-
Balance Outstanding, June 30, 2025	422,850	$0.90	4.91	$80,440
Exercisable, June 30, 2025	22,850	$9.19	5.06	$-

Stock Warrants

As discussed above under sale of June 2024 Shares and June 2024 Warrants, on June 4, 2024, the Company issued Pre-Funded Warrants to purchase up to 34,037 shares of Common Stock of the Company, having an exercise price of $0.0001 per share, and a purchase price of $2.1799 per Pre-Funded Warrant. The Pre-Funded Warrants were exercisable immediately. The June 2024 Investors immediately exercised the 34,037 Pre-Funded Warrants and the June 2024 Investors received 34,037 shares of Common Stock for cash proceeds of $3.

On June 4, 2024, concurrently with the sale of Common Stock and/or the Pre-Funded Warrants, pursuant to the June 2024 Purchase Agreement in a private placement as discussed above, the Company issued an aggregate of 917,432 June 2024 Common Warrants to the June 2024 Investors. The June 2024 Common Warrants have an exercise price of $2.06 per share and are exercisable immediately upon issuance for a five-year period. Additionally, the Placement Agent received the June 2024 Placement Agent Warrant to purchase up to 68,807 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, which equals to $2.725 per share. The June 2024 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(UNAUDITED)

On July 18, 2024, concurrently with the sale of July 2024 Shares, pursuant to the July 2024 Purchase Agreement in a private placement as discussed above, the Company issued an aggregate of 763,638 July 2024 Common Warrants to the July 2024 Investors. The July 2024 Common Warrants have an exercise price of $2.75 per share and are exercisable immediately upon issuance for a five-year period. Additionally, the Placement Agent received the July 2024 Placement Agent Warrants to purchase up to 57,275 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, which equals to $3.4375 per share. The July 2024 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years.

As discussed above under sale of May 2025 Shares and May 2025 Warrants, on May 16, 2025, the Company issued Pre-Funded Warrants to purchase up to 610,002 shares of Common Stock of the Company, having an exercise price of $0.0001 per share, and a purchase price of $0.5999 per Pre-Funded Warrant. The Pre-Funded Warrants were exercisable immediately. On May 19, 2025, the May 2025 Investors immediately exercised the 610,002 Pre-Funded Warrants and the May 2025 Investors received 610,002 shares of Common Stock for cash proceeds of $61.

On May 16, 2025, concurrently with the sale of Common Stock and/or the Pre-Funded Warrants, pursuant to the May 2025 Purchase Agreement, the Company issued an aggregate of 3,333,338 Series A-1 Warrants and 3,333,338 Series A-2 Warrants to the May 2025 Investors. The May 2025 Warrants have an exercise price of $0.60 per share and are exercisable immediately upon issuance, with the Series A-1 Warrants having a five-year term and the Series A-2 Warrants having an eighteen-month term. On June 6, 2025, certain of the May 2025 Investors exercised the 833,334 Series A-2 Warrants and the May 2025 Investors received 833,334 shares of Common Stock for cash proceeds of $500,000. Additionally, the Placement Agent received the May 2025 Placement Agent Warrant to purchase up to 250,000 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, which equals $0.75 per share. The May 2025 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years.

Warrant activities for the six months ended June 30, 2025 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2024	2,211,730	$4.55	3.9	$-
Granted	7,526,678	0.56	-	-
Exercised	(1,443,336)	0.35	-	-
Balance Outstanding, June 30, 2025	8,295,072	$1.66	3.43	$175,000
Exercisable, June 30, 2025	8,295,072	$1.66	3.43	$175,000

NOTE 6 – CONCENTRATIONS

Customer concentration

For the six months ended June 30, 2025 and 2024, one licensee accounted for 100% total revenues from customer license fees.

Vendor concentrations

For the six months ended June 30, 2025 and 2024, one licensor accounted for 100% of the Company’s vendor license agreements (see Note 7) related to the Company’s biopharmaceutical operations.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments (see below for payment terms), (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. The Company paid to UMB am aggregate license fee of $75,000 in 2021 and 2022. The license fee is non-refundable and is not creditable against any other fee, royalty or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The $75,000 license fee was recorded as a prepaid expense and is being amortized over the 15-year term. During the six months ended June 30, 2025 and 2024, the Company recognized license fees of $2,500 and $2,500, respectively, from the amortization of prepaid license fees, which is included in costs of revenues on the accompanying unaudited consolidated statements of operations and comprehensive loss. On June 30, 2025, prepaid expense and other current assets – current amounted to $5,000 and prepaid expense – non-current amounted to $48,125 and on December 31, 2024, prepaid expense and other current assets – current amounted to $5,000 and prepaid expense – non-current amounted to $50,625, which has been included in prepaid expenses and other current assets and prepaid expenses and other assets – non-current on the unaudited consolidated balance sheets.

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

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(UNAUDITED)

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below – Customer Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. During the six months ended June 30, 2025 and 2024, the Company recognized license fees of $419 and $419, respectively, from the amortization of the sublicense fee. On June 30, 2025, prepaid expense and other current assets – current amounted to $838 and prepaid expenses – non-current amounted to $8,100. On December 31, 2024, prepaid expense and other current assets – current amounted to $838 and prepaid expenses – non-current amounted to $8,520 as reflected in the unaudited consolidated balance sheets.

On July 8, 2025, the Company entered into a Termination, Commercial Evaluation License, and Option Agreement with the UMB, which terminated the Master License Agreement dated February 12, 2021. Under the new Agreement, the Company was granted an exclusive option to negotiate and obtain a sublicensable, royalty-bearing license for certain intellectual property related to central nervous system-homing peptides. The option requires submission of a commercialization plan and payment of a $1,000 option fee, creditable upon license execution, and expires on March 31, 2026 (See Note 8).

Exclusive License Agreement with the Trustees of Columbia University in the City of New York

On July 1, 2024, the Company entered into an exclusive license agreement (the “Columbia License Agreement”) with Columbia University (“Columbia”) with an effective date of June 28, 2024 (the “Effective Date”) and pursuant to which the Company has been granted exclusive rights to certain patents and technical information to develop, manufacture and commercialize Products (as defined in the Columbia License Agreement), including therapies for stress-induced affective disorders and other conditions. The term of the Columbia License Agreement commenced on the Effective Date and shall continue on a country-by-country and product-by-product basis until the latest of: (a) the date of expiration of the last to expire of the issued Patents (as defined in the Columbia License Agreement), (b) 20 years after the first bona fide commercial sale of the Product in the country in question, or (c) expiration of any market exclusivity period granted by a regulatory agency for a Product in the country in question. Pursuant to the Columbia License Agreement, the Company agreed to pay Columbia:

(i)	an initial license fee of $50,000 paid in October 2024 and included in intangible assets on the accompanying unaudited consolidated balance sheets as of June 30, 2025 and December 31, 2024 (See Note 4).

(ii)	an annual license fee of $25,000 payable on the 1st and 2nd anniversary of the Effective Date and an annual license fee of $50,000 payable on the third and subsequent anniversary of the Effective Date.

(iii)	Royalties as follows:

(A)	Concerning sales of Products by the Company, its Designees, or their Affiliates in the Territory, a non-refundable and non-recoverable royalty of the following on a country-by-country and Product-by-Product basis:

(1)	4% of Net Sales of Patent Products; and

(2)	2% of Net Sales of Technology Products.

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

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(UNAUDITED)

(iii)	Columbia, using reasonable efforts, estimated that unreimbursed Patent Expenses for legal activities occurring before September 30, 2021 were $197,400 (“Estimated Past Patent Expenses”). The Company shall reimburse Columbia in full no later than thirty (30) days after the Effective Date. On June 28, 2024, the Company considered the Estimated Past Patents Expenses due of $197,400 as part of the cost of entering into the Columbia License Agreement license and accordingly, increased intangible assets and accounts payable by $197,400. In November 2024, the Company paid $50,000 of this amount and as of December 31, 2024, the balance of $147,400 was included in accounts payable. In May 2025, Columbia revised the Estimated Past Patent Expenses downward from $197,400 to $185,000, thereby reducing the intangible asset and accounts payable by $12,400. As of June 30, 2025, the remaining balance of $135,000 is included in accounts payable on the accompanying unaudited consolidated balance sheet (See Note 4).

(iv)	The Company will pay any additional unreimbursed Past Patent Expenses within thirty (30) days after receiving an invoice from Columbia for the additional Past Patent Expenses.

(v)	The Company will reimburse Columbia for unreimbursed Patent Expenses incurred by Columbia after the Past Patent Expenses (“Ongoing Patent Expenses”) no later than thirty (30) days after receiving Columbia’s invoice.

(vi)	At Columbia’s election, Columbia may require advance payment of a reasonable estimate of Ongoing Patent Expenses (“Estimated Ongoing Patent Expenses”). Columbia shall give at least thirty (30) days’ notice to the Company before the date the advance payment is due, which payment Columbia may make due up to three months before the date Columbia has chosen for the legal work to be completed. Columbia may credit any unused balance towards future Patent Expenses, or upon the Company’s written request, Columbia shall return the unused balance to the Company. No later than thirty (30) days after receiving an invoice from Columbia for any Patent Expenses incurred over the reasonable estimate, the Company shall reimburse Columbia for the excess amount.

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

Prior to the April 12, 2021, issuance of the common stock in lieu of the Series M Convertible Preferred Stock as discussed above, the Company valued the 500 Series M Convertible Preferred stock which was equivalent into Aikido’s 625,000 shares of common stock at a fair value of $0.85 per common share or $531,250 based quoted trading price of Aikido’s common stock on the date of grant. The Company recorded an equity investment of $531,250 and deferred revenue of $531,250 to be recognized as revenues over the estimated term of the UMB Master License. Accordingly, the Company recorded a total deferred revenue of $1,031,250 ($500,000 cash received and $531,250 value of equity securities received) to be recognized as revenues over the 15-year term. The underlying securities received were subsequently sold by the Company.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(UNAUDITED)

During the six months ended June 30, 2025 and 2024, the Company recognized license fee revenues of $34,375 and $34,375, respectively. On June 30, 2025, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $653,125 and on December 31, 2024, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $687,500, which are included in deferred revenue - current and deferred revenue – long-term portion on the accompanying unaudited consolidated balance sheets.

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

Pursuant to the Sublicense Agreement, Aikido agreed to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. During the six months ended June 30, 2025 and 2024, the Company recognized revenue of $1,676 and $1,676, respectively. On June 30, 2025, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $32,402, and on December 31, 2024, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $34,078 as reflected in the unaudited consolidated balance sheets.

Sponsored Study and Research Agreements between the Company and Vendors

During the six months ended June 30, 2025 and 2024, the Company recorded research and development expense of $1,311,209 and $774,889, respectively, which was incurred in connection with sponsored study and research agreements between the Company and various vendors.

On June 30, 2025, approximate future amounts due under sponsored study and research agreements between the Company and vendors is as follows:

Year ended June 30,	Amount
2026	$1,245,000
Total	$1,245,000

NOTE 8 – SUBSEQUENT EVENTS

License Agreement with University of Maryland, Baltimore

On July 8, 2025, the Company entered into a Termination, Commercial Evaluation License, and Option Agreement (the “Agreement”) with the University of Maryland, Baltimore (“UMB”). The Agreement terminates the Master License Agreement dated February 12, 2021 (the “MLA”), previously in effect between the Company and UMB, and provides the Company with an exclusive, non-transferable evaluation license, as well as an exclusive option to negotiate a new exclusive commercial license, with respect to certain intellectual property related to central nervous system-homing peptides (the “Invention” and related “Patent Rights”) that were previously licensed under the MLA.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(UNAUDITED)

Pursuant to the Agreement, the Company was granted an exclusive option (the “Option”), exercisable during the term of the Agreement, to negotiate and obtain an exclusive, sublicensable, royalty-bearing license to the Invention and Patent Rights for the therapeutic treatment of neuroinflammatory disease worldwide. The Option may be exercised by (i) providing written notice and submitting an acceptable commercialization plan to UMB, and (ii) paying a $1,000 option fee, which is creditable against certain future expenses if a commercial license is executed. The Agreement was effective as of July 8, 2025, and will expire on March 31, 2026, unless earlier terminated or superseded by a new definitive license agreement upon exercise of the Option.

Asset Purchase

On July 29, 2025, the Company entered into an asset purchase agreement (the “Agreement”) with MAVS Holdings LLC (the “Seller”). Pursuant to the Agreement, the Seller agreed to sell, and the Company agreed to purchase, certain software of the web-based application currently marketed as “r2crypto.com” and the domain names socialscan.info, coinfeel.net, and r2crypto.com (the “Purchased Assets”). In consideration for the Purchased Assets, the Company issued to the Seller 750,000 shares of its common stock, which were valued at $518,250 or $0.69 per share, based on the quoted closing stock price on July 29, 2025. The Agreement contains certain representations, warranties and covenants of the parties that are customary for agreements of its type. In addition, the Seller agreed to indemnify the Company for any misrepresentation or breach under the Agreement, infringement of any third-party right by any portion of the software and any acts of gross negligence, fraud or intentional misconduct by the Seller.

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

Overview

We are a diversified developmental-stage biopharmaceutical and cryptocurrency treasury company. Our therapeutic focus is on developing novel therapeutics that address underserved conditions including PTSD, stress-induced anxiety disorders, fibromyalgia, and central nervous system (CNS) diseases. We are focused on developing novel therapies that include conventional drugs and psychedelic formulations. The Company’s lead program, SPC-15, is an intranasal drug targeting PTSD and stress-induced anxiety disorders. SP-26 is a time-release ketamine-based loaded implant for fibromyalgia and chronic pain relief. Silo’s two preclinical programs are SPC-14, an intranasal compound for the treatment of Alzheimer’s disease, and SPU-16, a CNS-homing peptide targeting the central nervous system with initial research indication in multiple sclerosis (MS).

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

On July 8, 2025, we entered into a Termination, Commercial Evaluation License, and Option Agreement (the “July 2025 Agreement”) UMB which terminates the UMB License Agreement, previously in effect between the us and UMB, and provides us with an exclusive, non-transferable evaluation license, as well as an exclusive option to negotiate a new exclusive commercial license, with respect to certain intellectual property related to central nervous system-homing peptides (the “Invention” and related “Patent Rights”) that were previously licensed under the UMB License Agreement.

Pursuant to the July 2025 Agreement, we were granted an exclusive option (the “Option”), exercisable during the term of the July 2025 Agreement, to negotiate and obtain an exclusive, sublicensable, royalty-bearing license to the Invention and Patent Rights for the therapeutic treatment of neuroinflammatory disease worldwide. The Option may be exercised by (i) providing written notice and submitting an acceptable commercialization plan to UMB, and (ii) paying a $1,000 option fee, which is creditable against certain future expenses if a commercial license is executed. The Agreement was effective as of July 8, 2025, and will expire on March 31, 2026, unless earlier terminated or superseded by a new definitive license agreement upon exercise of the Option.

We believe SPU-16 provides a competitive advantage by using homing peptides to reduce toxicity while enhancing therapeutic payload delivery.

Cryptocurrency Treasury Strategy

The Company’s strategy changed to include cryptocurrency treasury strategy in August 2025 which is expected to focus on the acquisition of leading digital assets. Management will focus a portion of its resources to this cryptocurrency strategy.

Recent Developments

On August 4, 2025, the Company’s Board of Directors (“Board”) approved the establishment of a cryptocurrency advisory board (the “Crypto Advisory Board”) which will initially consist of up to three (3) members in connection with the Company’s cryptocurrency treasury strategy focused on leading digital assets, including Bitcoin, Ethereum, and Solana. On August 4, 2025. the Board appointed Corwin Yu as the initial member of the Crypto Advisory Board.

On August 5, 2025, the Company announced the launch of a cryptocurrency treasury strategy which is expected to focus on the acquisition of leading digital assets.

Results of Operations

Comparison of Our Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes the results of operations for the three and six months ending June 30, 2025 and 2024 and were based primarily on the comparative unaudited consolidated financial statements, footnotes and related information for the periods identified and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2025	2024	2025	2024
Revenues	$18,025	$18,025	$36,051	$36,051
Cost of revenues	1,459	1,459	2,919	2,919
Gross profit	16,566	16,566	33,132	33,132
Operating expenses	1,265,117	1,019,340	2,375,804	1,915,419
Loss from operations	(1,248,551)	(1,002,774)	(2,342,672)	(1,882,287)
Other income	44,258	70,995	106,942	148,841
Net loss	$(1,204,293)	$(931,779)	$(2,235,730)	$(1,733,446)

Revenues

During the three and six months ended June 30, 2025 and 2024, we generated minimal revenues from operations. For the three months ended June 30, 2025 and 2024, revenues amounted to $18,025 and $18,025, respectively. For the six months ended June 30, 2025 and 2024, revenues amounted to $36,051 and $36,051, respectively. Such revenues are related to the Aikido License and Sublicense Agreement and are recognized over the estimated 15-year term of the UMB license agreement.

Cost of Revenues

During the three months ended June 30, 2025 and 2024, cost of revenues amounted to $1,459 and $1,459, respectively. During the six months ended June 30, 2025 and 2024, cost of revenues amounted to $2,919 and $2,919, respectively. Cost of revenues consisted of license fees related to the UMB License and Sublicense Agreement, which are being amortized into cost of revenues over the estimated 15-year terms of their respective agreements with Akido and UMB.

Operating Expenses

For the three and six months ended June 30, 2025 and 2024, total operating expenses consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2025	2024	2025	2024
Compensation expense	$195,305	$168,381	$373,774	$341,727
Professional fees	299,592	386,465	573,416	641,067
Research and development	717,247	392,824	1,311,209	774,889
Other selling, general and administrative expenses	52,973	71,670	117,405	157,736
Total operating expenses	$1,265,117	$1,019,340	$2,375,804	$1,915,419

●	Compensation Expense:

For the three months ended June 30, 2025 and 2024, compensation expense was $195,305 and $168,381, respectively, an increase of $26,924, or 16.0%. This increase primarily resulted from an increase in stock-based compensation of $17,445 and payroll expense and related benefits of $9,479.

For the six months ended June 30, 2025 and 2024, compensation expense was $373,774 and $341,727, respectively, an increase of $32,047, or 9.4%. This increase primarily resulted from an increase in stock-based compensation of $17,445 and payroll expense and related benefits of $14,602.

●	Professional Fees:

For the three months ended June 30, 2025 and 2024, professional fees were $299,592 and $386,465, respectively, a decrease of $86,873, or 22.5%. The decrease was primarily attributable to a decrease in investor relations of $92,460, and a decrease in consulting fees of $34,200, offset by an increase in legal fees of $34,039, and an increase in accounting and auditing fees of $5,748.

For the six months ended June 30, 2025 and 2024, professional fees were $573,416 and $641,067, respectively, a decrease of $67,651, or 10.6%. The decrease was primarily attributable to a decrease in consulting fees of $47,949, and a decrease in investor relations of $45,215, offset by an increase in legal fees of $15,090, and an increase in accounting and auditing fees of $10,423.

●	Research and Development:

For the three months ended June 30, 2025 and 2024, we incurred research and development expense of $717,247 and $392,824, respectively, an increase of $324,423, or 82.6%. For the six months ended June 30, 2025 and 2024, we incurred research and development expense of $1,311,209 and $774,889, respectively, an increase of $536,320, or 69.2%.

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

For the three months ended June 30, 2025 and 2024, selling, general and administrative expenses were $52,973 and $71,670, respectively, a decrease of $18,697, or 26.1%. The decrease was primarily attributed to a decrease in advertising and promotion of $19,386, offset by a net increase in other general and administrative expenses of $689.

For the six months ended June 30, 2025 and 2024, selling, general and administrative expenses were $117,405 and $157,736, respectively, a decrease of $40,331, or 25.6%. The decrease was primarily attributed to a decrease in proxy meeting fees of $19,000, advertising and promotion of $16,320, and filing fees of $9,891, offset by a net increase in other general and administrative expenses of $4,880.

Loss from Operations

For the three months ended June 30, 2025 and 2024, loss from operations amounted to $1,248,551 and $1,002,774, respectively, an increase of $245,777, or 24.5%. For the six months ended June 30, 2025 and 2024, loss from operations amounted to $2,342,672 and $1,882,287, respectively, an increase of $460,385, or 24.5%. The increase was primarily a result of the changes in operating expenses discussed above.

Other Income

For the three months ended June 30, 2025 and 2024, other income, net amounted to $44,258 and $70,995, respectively, a decrease of $26,737, or 37.7%. The decrease in other income was primarily due to a decrease in interest and dividend income of $32,125, offset by a decrease in foreign currency transaction loss of $2,929, an increase in net realized gain on short-term investments of $2,248, and a decrease in interest expense of $211.

For the six months ended June 30, 2025 and 2024, other income, net amounted to $106,942 and $148,841, respectively, a decrease of $41,899, or 28.2%. The decrease in other income was primarily due to a decrease in interest and dividend income of $58,474, offset by a decrease in foreign currency transaction loss of $11,624, an increase in net realized gain on short-term investments of $4,936, and a decrease in interest expense of $15.

Net Loss

For the three months ended June 30, 2025, net loss amounted to $1,204,293 or $0.19 per common share (basic and diluted), as compared to net loss of $931,779 or $0.31 per common share (basic and diluted) for the three months ended June 30, 2024, an increase of $272,514, or 29.2%. For the six months ended June 30, 2025, net loss amounted to $2,235,730 or $0.41 per common share (basic and diluted), as compared to net loss of $1,733,446 or $0.59 per common share (basic and diluted) for the six months ended June 30, 2024, an increase of $502,284, or 29.0%.

The change was primarily a result of the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $5,323,134, $1,926,297 in short-term investments, and $4,333,672 in cash and cash equivalents as of June 30, 2025, and working capital of $5,455,483, $3,174,724 in short-term investments and $3,905,799 in cash and cash equivalents as of December 31, 2024, respectively.

	June 30, 2025	December 31, 2024	Working Capital Change	Percentage Change
Working capital:
Total current assets	$6,373,031	$7,111,480	$(738,449)	(10)%
Total current liabilities	(1,049,897)	(1,655,997)	606,100	37%
Working capital:	$5,323,134	$5,455,483	$(132,349)	(2)%

The decrease in working capital of $132,349 was primarily attributable to a decrease in current assets of $738,449 primarily due to a decrease in short-term investments of $1,248,427, offset by an increase in cash of $427,873 and an increase of prepaid expenses and other current assets of $82,105, and a decrease in current liabilities of $606,100.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(2,925,568)	$(1,569,982)
Net cash provided by investing activities	1,259,483	1,051,868
Net cash provided by financing activities	2,093,958	1,500,106
Net increase in cash and cash equivalents	$427,873	$981,992

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 and 2024 were $2,925,568 and $1,569,982, respectively, an increase of $1,355,586, or 86.3%.

●	Net cash used in operating activities for the six months ended June 30, 2025 primarily reflected a net loss of $2,235,730, adjusted for the add-back of non-cash items such as amortization expense of $5,565, net realized gain on short-term investments of $3,911, and stock-based compensation of $17,445, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $79,186, a decrease in accounts payable and accrued expenses of $593,700, and a decrease in deferred revenue of $36,051.

●	Net cash used in operating activities for the six months ended June 30, 2024 primarily reflected a net loss of $1,733,446, adjusted for the add-back of non-cash items such as net realized loss on short-term investments of $1,025, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $101,399, an increase in accounts payable and accrued expenses of $299,889, and a decrease in deferred revenue of $36,051.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025 and 2024 were $1,259,483 and $1,051,868, respectively, an increase of $207,615, or 19.7%.

●	Net cash provided by investing activities for the six months ended June 30, 2025 was $1,259,483 which consisted of proceeds from sale of short-term investments of $1,315,653, offset by aggregate payments for the purchase of short-term investments of $56,170.

●	Net cash provided by investing activities for the six months ended June 30, 2024 was $1,051,868 which consisted of proceeds from sale of short-term investments of $1,149,320, offset by aggregate payments for the purchase of short-term investments of $97,452.

Net cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 and 2024 were $2,093,958 and $1,500,106, respectively, an increase of $593,852, or 39.6%.

●	Net cash provided by financing activities for the six months ended June 30, 2025 was $2,093,958 which consisted of net proceeds from sale of common stock and pre-funded warrants of $1,593,897 and proceeds from the exercise of warrants and pre-funded warrants of $500,061.

●	Net cash provided by financing activities for the six months ended June 30, 2024 was $1,500,106 which consisted of net proceeds from sale of common stock and pre-funded warrants of $1,673,216 and proceeds from the exercise of pre-funded warrants of $3, offset by the purchase of treasury stock of $173,113.

Cash Requirements

We believe that our current cash and cash equivalent amount and short-term investment amount will provide sufficient cash required to meet our obligations for a minimum of twelve months from the date of this filing.

Other than cash requirements pursuant to research and development agreements, we currently have no other material commitments for any capital expenditures.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, we generated a net loss of $2,235,730 and used cash in operations of $2,925,568 during the six months ended June 30, 2025. Additionally, we have an accumulated deficit of $17,500,421 on June 30, 2025. As of June 30, 2025, we had working capital of $5,323,134, $1,926,297 in short-term investments, and $4,333,672 in cash and cash equivalents.

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

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Significant estimates during the six months ended June 30, 2025 and 2024 include the percentage of completion of certain research and development projects.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer determined that we maintained effective internal control over financial reporting as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2025, we continued implementing the remedial actions disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, to address previously identified material weaknesses. These actions included enhancements to segregation of duties, monitoring controls, and bank reconciliation processes. In addition, we are taking steps to review and enhance business policies, procedures, and related internal controls to standardize business processes. Other than these ongoing remediation efforts, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 28, 2025 (“Annual Report”). Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Risks Relating to Investing in Digital Securities

The launch of central bank digital currencies (“CBDCs”) may adversely impact our business.

The introduction of a government-issued digital currency could eliminate or reduce the need or demand for private-sector issued crypto currencies, or significantly limit their utility. National governments around the world could introduce CBDCs, which could in turn limit the size of the market opportunity for cryptocurrencies, including Solana.

Absent federal regulations, there is a possibility that any digital asset we acquire may be classified as a “security.” Any classification of any digital asset we acquire as a “security” would subject us to additional regulation and could materially impact the operation of our business.

We intend to only acquire digital assets that we believe would not be considered a “security” by the SEC and other U.S. federal or state regulator publicly stated may not agree our assessment. Despite the Trump Administration’s Executive Order titled “Strengthening American Leadership in Digital Financial Technology” which includes as an objective, “protecting and promoting the ability of individual citizens and private sector entities alike to access and … to maintain self-custody of digital assets,” leading digital assets that we intend to acquire, such as Solana, have not yet been classified with respect to U.S. federal securities laws. Therefore, while (for the reasons discussed below) we intend to only invest in leading digital assets, that we conclude are not a “security” within the meaning of the U.S. federal securities laws, and registration of the Company under The Investment Company Act of 1940, as amended (the “1940 Act”) is therefore not required under the applicable securities laws, we acknowledge that a regulatory body or federal court may determine otherwise. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that any leading digital asset we acquire, such as Solana, is a “security” which would require us to register as an investment company under the 1940 Act.

We intend to adapt our process for analyzing the U.S. federal securities law status of any cryptocurrencies we acquire over time, as guidance and case law have evolved. As part of our U.S. federal securities law analytical process, we intend to take into account a number of factors, including the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws.

Application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. As such, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines, and penalties if any digital asset we acquires is determined to be a security by a regulatory body or a court. Such developments could subject us to fines, penalties, and other damages, and adversely affect our business, results of operations, financial condition, and prospects.

If we were deemed to be an investment company under the 1940 Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) on an unconsolidated basis. Rule 3a-1 under the 1940 Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an “investment company” for purposes of the 1940 Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the 1940 Act.

Since our formation, we have been a biopharmaceutical industry with a focus is on developing novel therapeutics that address underserved conditions including PTSD, stress-induced anxiety disorders, fibromyalgia, and central nervous system (CNS) diseases.  Recently, we have begun focusing on pursuing opportunities to expand our portfolio into digital assets. We only intend to acquire digital assets that we conclude are investment securities, and as such do not intend to hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the 1940 Act.

With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the 1940 Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of the Company’s total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) consists of, and no more than 45% of the Company’s net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of the Company, and securities issued by qualifying companies that are controlled primarily by the Company.

Digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the 1940 Act. There is a risk that assets or arrangements that we conclude are not securities prior to acquisition could be deemed to be securities by the SEC or another authority for purposes of the 1940 Act, which would increase the percentage of securities held by us for 1940 Act purposes. The SEC has requested information from a number of participants in the digital assets ecosystem, regarding the potential application of the 1940 Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the 1940 Act to BlockFi Lending LLC, in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were deemed to be an investment company, Rule 3a-2 under the 1940 Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the 1940 Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the 1940 Act—including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons—likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price any digital assets we may hold in the future. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of any digital assets we acquire in the future or the ability of individuals or institutions to own or transfer digital assets.

If any digital asset we acquire is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of such digital security and in turn adversely affect the market price of our common stock. Moreover, the risks of us engaging in a cryptocurrency treasury strategy have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Cryptocurrency assets are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the crypto markets have been characterized by: significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets; relative anonymity; a developing regulatory landscape; potential susceptibility to market abuse and manipulation; compliance and internal control failures at exchanges; and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell any digital assets we hold at favorable prices or at all. Further, any digital assets which we hold with our custodians will not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If we are unable to sell any digital assets we hold, enter into additional capital raising transactions using any digital assets we hold as collateral, or otherwise generate funds using any digital assets we hold, or if we are forced to sell any digital assets we hold at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, exchange-traded funds and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our cryptocurrency strategy, our use of leverage, the manner in which our cryptocurrency assets are custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Consequently, our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, in respect of any activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding digital assets.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to any of our acquired digital assets, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our Solana and our financial condition and results of operations could be materially adversely affected.

We expect that any digital asset we own will be held in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to digital assets. Cryptocurrencies and the entities that provide services to participants in such ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our digital assets in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our Solana;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader cryptocurrency ecosystem, which could negatively impact us.

Attacks upon systems across a variety of industries, including cryptocurrency industries, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the cryptocurrency industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

We have limited history in generating staking revenues from digital assets, which could adversely affect our business, financial condition and operating results.

Until recently, our business focus was in the biopharmaceutical industry with a focus is on developing novel therapeutics that address underserved conditions including PTSD, stress-induced anxiety disorders, fibromyalgia, and central nervous system (CNS) diseases.

We have recently shifted the focus of our operations to include a treasury policy under which our resources will be allocated to digital assets.

We have a limited operating history with the current scale of our business, which makes it difficult to forecast our prospects and future results of operations. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. If our assumptions regarding the risks and uncertainties of the cryptocurrency market, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business would be harmed.

Competition from other companies staking and utilizing digital assets in their treasury plans.

We expect to contend with other companies also focused on developing digital asset staking operations. Market participants with sufficient knowledge and capital has the ability acquire tokens on the open market and start staking, which would increase competition.

We may fail to develop and execute successful investment or trading strategies.

The success of our investment and trading activities will depend on the ability of our investment team to identify overvalued and undervalued investment opportunities and to exploit price discrepancies. This process involves a high degree of uncertainty. No assurance can be given that we will be able to identify suitable or profitable investment opportunities in which to deploy our capital. The success of any trading activities will depend on our ability to remain competitive with other over-the-counter traders and liquidity providers. Competition in trading is based on price, offerings, level of service, technology, relationships and market intelligence. The success of investment activities depends on our ability to source deals and obtain favorable terms. Competition in investment activities is based on relationships. The barrier to entry in each of these businesses is very low and competitors can easily and will likely provide similar services in the near future. The success of our venture investments and trading business could suffer if we are not able to remain competitive.

We may make, or otherwise be subject to, trade errors.

Errors may occur with respect to any trades executed on our behalf. Trade errors can result from a variety of situations, including, for example, when the wrong investment is purchased or sold or when the wrong quantity is purchased or sold. Trade errors frequently result in losses, which could be material. To the extent that an error is caused by a third party, we may seek to recover any losses associated with the error, although there may be contractual limitations on any third party’s liability with respect to such error.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Recent Sales Of Unregistered Securities

None.

(b)	Issuer Purchases of Equity Securities.

We did not repurchase any common stock during the quarterly period ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Announcement of Cryptocurrency Treasury Strategy and Formation of Cypto Advisory Board.

On August 4, 2025, our Board of Directors (“Board”) approved the establishment of a cryptocurrency advisory board (the “Crypto Advisory Board”) which will initially consist of up to three (3) members in connection with our Company’s cryptocurrency treasury strategy focused on leading digital assets, including Bitcoin, Ethereum, and Solana. On August 4, 2025. the Board appointed Corwin Yu as the initial member of the Crypto Advisory Board.

On August 5, 2025, we announced the launch of a cryptocurrency treasury strategy which is expected to focus on leading digital assets.

Director and Officer Trading Arrangements

During our quarter ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act.

Nasdaq Minimum Bid Price Deficiency Notice

On June 27, 2025, the Company received a written notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirement of $1.00 per share under Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. The Company was provided 180 calendar days, or until December 24, 2025, to regain compliance. The notice has no immediate effect on the listing of the Company’s common stock, which will continue to trade under the symbol “SILO”. The Company is monitoring the bid price of its common stock and may consider available options to regain compliance, including a reverse stock split, if necessary.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
4.1	Form of Prefunded Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025 and incorporated herein by reference.
4.2	Form of Series A-1 Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025 and incorporated herein by reference.
4.3	Form of Series A-2 Warrant, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025 and incorporated herein by reference.
4.4	Form of Placement Agent Warrant, filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025 and incorporated herein by reference.
10.1	Form of Stock Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025 and incorporated herein by reference.
10.2	Form of Lockup Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025 and incorporated herein by reference.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (the cover page from the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2025 is formatted in inline XBRL).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILO PHARMA, INC.

Dated: August 13, 2025	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2025	By:	/s/ Daniel Ryweck
	Name:	Daniel Ryweck
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)