Form 10-Q
period 2025-09-30
Silo Pharma, Inc.
filed 2025-11-13
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of shares of common stock, par value $0.0001 per share, outstanding as of November 13, 2025 was: 13,318,273.

SILO PHARMA, INC. AND SUBSIDIARY
FORM 10-Q
SEPTEMBER 30, 2025

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,917,627	$3,905,799
Short-term investments	1,948,579	3,174,724
Crypto assets, at fair value	72,283	-
Prepaid expenses and other current assets	225,880	30,957

Total Current Assets	6,164,369	7,111,480

LONG-TERM ASSETS:
Prepaid expenses and other assets - non-current	-	59,145
Intangible assets, net	220,312	241,215

Total Long-Term Assets	220,312	300,360

Total Assets	$6,384,681	$7,411,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$636,237	$1,583,895
Deferred revenue - current portion	72,102	72,102

Total Current Liabilities	708,339	1,655,997

LONG-TERM LIABILITIES:
Deferred revenue - long-term portion	667,502	721,578

Total Long-Term Liabilities	667,502	721,578

Total Liabilities	1,375,841	2,377,575

Commitment and Contingencies (see Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized: none designated as of September 30, 2025 and December 31, 2024
Common stock, $0.0001 par value, 100,000,000 shares authorized; 10,461,130 and 4,484,456 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,046	449
Additional paid-in capital	23,607,308	20,296,088
Accumulated other comprehensive income	11,345	2,419
Accumulated deficit	(18,610,859)	(15,264,691)

Total Stockholders’ Equity	5,008,840	5,034,265

Total Liabilities and Stockholders’ Equity	$6,384,681	$7,411,840

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

LICENSE FEE REVENUE	$18,025	$18,025	$54,076	$54,076

COST OF REVENUES	20,687	1,459	23,606	4,378

GROSS PROFIT (LOSS)	(2,662)	16,566	30,470	49,698

OPERATING EXPENSES:
Compensation expense	227,132	169,736	600,906	511,463
Professional fees	313,194	258,887	886,610	899,954
Research and development	543,615	517,548	1,854,824	1,292,437
Other selling, general and administrative expenses	64,863	80,450	182,268	238,186

Total operating expenses	1,148,804	1,026,621	3,524,608	2,942,040

LOSS FROM OPERATIONS	(1,151,466)	(1,010,055)	(3,494,138)	(2,892,342)

OTHER INCOME (EXPENSE):
Interest and dividend income, net	44,604	84,940	151,349	250,159
Interest expense	(886)	(1,081)	(4,600)	(4,810)
Net realized gain (loss) on short-term investments	-	-	3,911	(1,025)
Unrealized loss on crypto assets	(2,690)	-	(2,690)	-
Foreign currency transaction loss	-	(2,618)	-	(14,242)

Total other income, net	41,028	81,241	147,970	230,082

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,110,438)	(928,814)	(3,346,168)	(2,662,260)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,110,438)	$(928,814)	$(3,346,168)	$(2,662,260)

COMPREHENSIVE LOSS:
Net loss	$(1,110,438)	$(928,814)	$(3,346,168)	$(2,662,260)

Other comprehensive income (loss):
Unrealized gain on short-term debt investments	1,781	11,771	8,926	26,024

Total comprehensive loss	$(1,108,657)	$(917,043)	$(3,337,242)	$(2,636,236)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.12)	$(0.22)	$(0.50)	$(0.78)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	9,331,346	4,301,847	6,716,620	3,410,415

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

			Additional			Accumulated Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance, December 31, 2024	4,484,456	$449	$20,296,088	-	$-	$2,419	$(15,264,691)	$5,034,265

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	8,285	-	8,285

Net loss	-	-	-	-	-	-	(1,031,437)	(1,031,437)

Balance, March 31, 2025	4,484,456	449	20,296,088	-	-	10,704	(16,296,128)	4,011,113

Sale of common stock, net of offering costs and expenses of $406,044	2,723,336	272	1,227,685	-	-	-	-	1,227,957

Sale of pre-funded warrants	-	-	365,940	-	-	-	-	365,940

Exercise of warrants	1,443,336	144	499,917	-	-	-	-	500,061

Accretion of stock-based compensation in connection with stock option grants	-	-	17,445	-	-	-	-	17,445

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	(1,140)	-	(1,140)

Net loss	-	-	-	-	-	-	(1,204,293)	(1,204,293)

Balance, June 30, 2025	8,651,128	865	22,407,075	-	-	9,564	(17,500,421)	4,917,083

Issuance of common stock in exchange of acquired technology, net of offering costs of $25	750,000	75	518,150	-	-	-	-	518,225

Exercise of warrants, net of offering costs of $1,080	1,060,002	106	634,816	-	-	-	-	634,922

Accretion of stock-based compensation in connection with stock option grants	-	-	47,267	-	-	-	-	47,267

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	1,781	-	1,781

Net loss	-	-	-	-	-	-	(1,110,438)	(1,110,438)

Balance, September 30, 2025	10,461,130	$1,046	$23,607,308	-	$-	$11,345	$(18,610,859)	$5,008,840

			Additional			Accumulated Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity

Balance, December 31, 2023	3,159,096	$316	$17,525,714	252,855	$(471,121)	$(6,227)	$(10,871,811)	$6,176,871

Purchase of treasury stock	-	-	-	72,790	(115,452)	-	-	(115,452)

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	32,331	-	32,331

Net loss	-	-	-	-	-	-	(801,667)	(801,667)

Balance, March 31, 2024	3,159,096	316	17,525,714	325,645	(586,573)	26,104	(11,673,478)	5,292,083

Sale of common stock and pre-funded warrants	883,395	89	1,673,127	-	-	-	-	1,673,216

Exercise of pre-funded warrants	34,037	3	-	-	-	-	-	3

Purchase of treasury stock	-	-	-	30,065	(57,661)	-	-	(57,661)

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	(18,078)	-	(18,078)

Net loss	-	-	-	-	-	-	(931,779)	(931,779)

Balance, June 30, 2024	4,076,528	408	19,198,841	355,710	(644,234)	8,026	(12,605,257)	5,957,784

Sale of common stock and warrants	763,638	76	1,741,446	-	-	-	-	1,741,522

Cancellation of treasury stock	(351,870)	(35)	(637,931)	(351,870)	637,966	-	-	-

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	11,771	-	11,771

Net loss	-	-	-	-	-	-	(928,814)	(928,814)

Balance, September 30, 2024	4,488,296	$449	$20,302,356	3,840	$(6,268)	$19,797	$(13,534,071)	$6,782,263

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,346,168)	$(2,662,260)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	8,503	3,092
Net realized (gain) loss on short-term investments	(3,911)	1,025
Unrealized loss on crypto assets	2,690	-
Stock-based compensation	64,712	-
Common stock issued for research and development	518,225	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(135,778)	(226,105)
Accounts payable and accrued expenses	(935,258)	21,842
Deferred revenue	(54,076)	(54,076)

NET CASH USED IN OPERATING ACTIVITIES	(3,881,061)	(2,916,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of short-term debt investments	1,315,653	1,149,320
Purchases of short-term investments	(76,671)	(137,884)
Purchases of crypto assets	(74,973)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,164,009	1,011,436

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock and pre-funded warrants	1,593,897	1,673,216
Net proceeds from sale of common stock and warrants	-	1,741,522
Proceeds from exercise of warrants, net of offering costs	1,134,983	3
Purchase of treasury stock	-	(173,113)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,728,880	3,241,628

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,828	1,336,582

CASH AND CASH EQUIVALENTS - beginning of the period	3,905,799	3,524,308

CASH AND CASH EQUIVALENTS - end of the period	$3,917,627	$4,860,890

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,600	$4,810
Income taxes	$-	$-

Non-cash investing and financing activities:
Unrealized gain on short-term investments	$8,926	$26,024
Intangible assets acquired in exchange for accounts payable and accrued expenses	$-	$247,400
Decrease in intangible assets and accounts payable and accrued expenses	$12,400	$-
Cancellation of treasury stock	$-	$637,966

See accompanying condensed notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

On April 8, 2020, the Company incorporated a new wholly-owned subsidiary, Silo Pharma Inc., in the State of Florida.

The Company is a diversified developmental-stage biopharmaceutical and cryptocurrency company. The Company’s therapeutic focus is on developing novel therapeutics that address underserved conditions including PTSD, stress-induced anxiety disorders, fibromyalgia, and central nervous system (CNS) diseases. The Company is focused on developing (i) an intranasal drug targeting PTSD and stress-induced anxiety disorders (SPC-15); (ii) a time-release ketamine-based loaded implant for fibromyalgia and chronic pain relief (SP-26); (iii) an intranasal compound for the treatment of Alzheimer’s disease (SPC-14); and (iv) a CNS-homing peptide targeting the central nervous system in multiple sclerosis (SPU-16).

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

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company generated a net loss of $3,346,168 and used cash in operations of $3,881,061 during the nine months ended September 30, 2025. Additionally, the Company has an accumulated deficit of $18,610,859 on September 30, 2025. As of September 30, 2025, the Company had cash and cash equivalents of $3,917,627, short-term investments of $1,948,579, and working capital of $5,456,030.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that it has sufficient cash and liquid short-term investments to meet its obligations for a minimum of twelve months from the date of this filing.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the nine months ended September 30, 2025 and 2024 include the percentage of completion of research and development projects, valuation of short-term investments, valuation of intangible assets, valuation allowances for deferred tax assets, and the fair value of shares and stock options issued for services.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. On September 30, 2025 and December 31, 2024, the Company had cash in excess of FDIC limits of approximately $3,418,000 and $3,406,000, respectively. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments.

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

The Company recorded $1,781 and $8,926 of unrealized gain on short-term investments as a component of other comprehensive income (loss) for the three and nine months ended September 30, 2025, respectively. The Company recorded $11,771 and $26,024 of unrealized gain on short-term investments as a component of accumulated other comprehensive loss for the three and nine months ended September 30, 2024, respectively.

Digital Assets, at Fair Value

The Company’s digital assets primarily include Bitcoin (BTC), Ethereum (ETH) and Solana (SOL), which are actively traded on public exchanges. The Company distinguishes between digital assets which fall within the scope of ASC 350-60 and those which do not. The Company refers to digital assets which fall within the scope of ASC 350-60 (e.g., BTC) as “crypto assets.” Digital assets which do not fall within the scope of ASC 350-60, Accounting for and Disclosure of Crypto Assets, are referred to as “digital intangible assets.” As of September 30, 2025, the Company did not own any digital intangible assets.

Crypto assets are recorded at fair value in accordance with ASC 820, Fair Value Measurement. Changes in fair value are recognized in the Company’s consolidated statements of operations within “other income (expense)” for the period in which they occur. Certain of the Company’s crypto assets are staked with no lock-up period, and are considered current assets in accordance with ASC 210-10-20, Balance Sheet, due to the Company’s ability to sell them in a liquid marketplace and with a reasonable expectation that they will be realized in cash during the normal operating cycle of our business to support operations if needed.

The Company has staked $39,376 of crypto assets as of September 30, 2025. The Company’s ability to sell or transfer staked digital assets is subject to restrictions related to unbonding periods, which are based on network traffic on the respective blockchains. As of September 30, 2025, all staked crypto assets could be unbonded within 2 to 3 days. The blockchain rewards generated from proprietary staking activities for the three and nine months ended September 30, 2025, were negligible. The Company stakes its ETH and SOL with Lido, Galaxy Digital, Pier Two, and Marinade Finance, enabling a yield generation while maintaining the highest standards of security and regulatory compliance. As of September 30, 2025, the Company’s staked assets have near immediate terms.

The Company’s role is that of a Delegator (a staker who does not run a validation node).

●	The Company locks up its digital assets and delegates them to a third-party validator. The Company’s funds act as collateral to help secure the network.

●	Validator’s Role: The third-party validator performs the active service of processing and validating transactions for the network.

●	The Company is referred to in the process of a non-validator staker is typically called the Delegator or the Staker.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(UNAUDITED)

In exchange for staking the crypto assets on blockchain networks, the Company is entitled to a fractional share of the fixed digital asset award a third-party validator node receives for successfully validating or adding a block to the blockchain. This award is remitted in the native token of the validator node and is referred to as a staking reward. The Company’s staking reward received from delegating to a third-party validator node is proportionate to the digital assets staked by the Company compared to the total crypto assets staked by all delegators to that node at that time. Token rewards earned from staking are calculated and distributed directly to the Company’s digital wallets by the blockchain networks as part of their consensus mechanisms.

The Company accounts for the staking rewards by analogy to ASC 606. The fair value of the staking reward received is recognized and recorded as other income as staking is not an ongoing major or central operation of the Company. Once the Company has acquired the reward, the tokens are added to the Company’s digital asset holdings, and the fair value is accounted for in accordance with ASC 820. All staked crypto currency remains in the Company’s control ands are owned by the Company.

Digital assets are classified on the balance sheet based on management’s intent and the expected period of use or sale:

●	Current assets: Digital assets held for trading or intended to be sold within 12 months are classified as current assets. As of September 30, 2025, the Company reflects its crypto assets as current assets since the crypto assets are held for trading or intended to be sold within 12 months.

●	Non-current assets: Digital assets held for investment or long-term strategic purposes are classified as non-current assets.

The fair value of each cryptocurrency holding is based on the closing market price on the reporting date.

As of September 30, 2025, the Company held $72,283 of crypto assets comprised of BTC, ETH, SOL, RSC and XRP which are in the scope of ASC 350-60 at fair value (See Note 4). The Company reflects crypto assets held at fair value on the consolidated balance sheets within the “crypto assets” line item. In determining the fair value of the crypto assets in accordance with ASC 820, the Company utilizes Coinbase as the principal market. The Company uses a first-in, first-out methodology to assign costs to crypto assets. Sales and purchases of crypto assets are reflected as cash flows from investing activities in the consolidated statements of cash flows.

Prepaid Expenses

Prepaid expenses and other current assets of $225,880 and $30,957 on September 30, 2025 and December 31, 2024, respectively, consist primarily of costs paid for insurance premiums and expires within a year. On September 30, 2025 and December 31, 2024, prepaid expenses and other assets – non-current amounted to $0 and $59,145, respectively, and consist primarily of costs paid for license fees which expire after a year. Prepaid expenses may also include prepayments in cash and equity instruments for consulting, research and development, license fees, public relations and business advisory services, and legal fees which are being amortized over the terms of their respective agreements, which may exceed a year of service.

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

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of September 30, 2025 and December 31, 2024 that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the three months ended September 30, 2025 and 2024, research and development costs were $543,615 and $517,548, respectively. During the nine months ended September 30, 2025 and 2024, research and development costs were $1,854,824 and $1,292,437, respectively.

Leases

Leases are accounted for using ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of September 30, 2025 and December 31, 2024, the Company has no leases. The Company will analyze any lease to determine if it would be required to record a lease liability and a right of use asset on its unaudited consolidated balance sheets at fair value. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three and nine months ended September 30, 2025 and 2024:

	September 30,	September 30,
	2025	2024
Stock options	467,850	24,850
Warrants	7,235,070	2,211,730
	7,702,920	2,236,580

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(UNAUDITED)

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

Recent Legislation

On July 4, 2025, H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted. The OBBBA includes significant federal tax law changes which, among other impacts, modify and make permanent certain business tax provisions originally enacted in the 2017 Tax Cuts and Jobs Act. The Company is currently evaluating the impact of the OBBBA but does not expect it to have a material impact on the Company’s results of operations or financial condition. The OBBBA is subject to further clarification from the issuance of future technical guidance by the U.S. Department of Treasury.

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

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2025 and December 31, 2024. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$1,948,579	$-	$-	$3,174,724	$-	$-
Crypto assets	$72,283	$-	$-	$-	$-	$-

The Company’s short-term investments, consisting of exchange traded funds, are level 1 measurements and are based on redemption value at each date.

See Note 4 for information related to crypto assets.

Short-Term Investments, at Fair Value

The following table summarizes activity in the Company’s short-term investments, at fair value for the periods presented:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024
Balance, beginning of period	$3,174,724	$4,140,880
Purchases of short-term investments	76,671	137,884
Sales at original cost	(1,315,653)	(1,149,320)
Net realized gain (loss) on short-term investments	3,911	(1,025)
Unrealized gain	8,926	26,024
Balance, end of period	$1,948,579	$3,154,443

NOTE 4 – CRYPTO ASSETS, AT FAIR VALUE

The following table sets forth the units held, cost basis, and fair value of crypto assets held, as shown on the consolidated balance sheet as of September 30, 2025:

Name	Classification	Units Held	Cost Basis	Fair Value on September 30, 2025
BTC (Bitcoin)	Current	0.08747	$10,000	$10,265
USDC	Current	12.981.557	12,982	12,982
ETH (Ethereum)	Current	4.89453	25,991	20,700
SOL (Solana)	Current	91.5104	21,000	19,114
RSC	Current	15,474.349	4,000	8,248
XRP	Current	342.456459	1,000	974
Total			$74,973	$72,283

Cost basis is equal to the cost of the crypto assets plus transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted crypto asset prices within the crypto assets principal market at the time of measurement.

As of December 31, 2024, the Company did not hold any crypto assets.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(UNAUDITED)

The following table represents a reconciliation of crypto assets held:

For the Three and Nine Months Ended September 30, 2025

Fair Value, December 31, 2024	$-
Additions	74,973
Unrealized loss	(2,690)
Fair Value, September 30, 2025	$72,283

NOTE 5 – INTANGIBLE ASSETS

On July 1, 2024, the Company entered into an exclusive license agreement (the “Columbia License Agreement”) with Columbia University (“Columbia”) with an effective date of September 28, 2024 (the “Effective Date”) pursuant to which the Company has been granted exclusive rights to certain patents and technical information to develop, manufacture and commercialize Products (as defined in the Columbia License Agreement), including therapies for stress-induced affective disorders and other conditions, for a cost of $247,400, which consisted of i) an initial license fee of $50,000 paid in October 2024, and ii) the reimbursement to Columbia of $197,400 for patent and legal expenses that Columbia incurred before September 30, 2021. In May 2025, Columbia agreed to reduce the reimbursement of the prior patent and legal expenses from $197,400 to $185,000. As a result, the total cost of the license was revised to $235,000 (See Note 8). The term of the Columbia License Agreement shall commence on the Effective Date and shall continue on a country-by-country and product-by-product basis until the latest of: (a) the date of expiration of the last to expire of the issued Patents (as defined in the Columbia License Agreement), (b) 20 years after the first bona fide commercial sale of the Product in the country in question, or (c) expiration of any market exclusivity period granted by a regulatory agency for a Product in the country in question (See Note 8).

On September 30, 2025 and December 31, 2024, intangible assets consisted of the following:

	Useful life	September 30, 2025	December 31, 2024
License	20 years	$235,000	$247,400
Less: accumulated amortization		(14,688)	(6,185)
		$220,312	$241,215

For the nine months ended September 30, 2025 and 2024, amortization expense amounted to $8,503 and $3,092, respectively.

Amortization of intangible assets with finite lives attributable to future periods is as follows:

Year ending September 30:	Amount
2026	$11,750
2027	11,750
2028	11,750
2029	11,750
2030	11,750
Thereafter	161,562
Total	$220,312

NOTE 6 – STOCKHOLDERS’ EQUITY

Shares Authorized

On December 19, 2023, the Company reincorporated as a Nevada corporation and filed Articles of Incorporation with the Nevada Secretary of State on such date. The Company has 105,000,000 shares authorized which consist of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(UNAUDITED)

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

Concurrently with the sale of the June 2024 Shares and/or the Pre-Funded Warrants, pursuant to the June 2024 Purchase Agreement in a private placement, for each June 2024 Share and/or Pre-Funded Warrant purchased by the June 2024 investors, such investors received from the Company an unregistered warrant (the “June 2024 Common Warrant”) to purchase one share of Common Stock (the “June 2024 Common Warrant Shares”). Accordingly, the Company issued an aggregate of 917,432 June 2024 Common Warrants to the June 2024 Investors. The June 2024 Common Warrants have an exercise price of $2.06 per share and are exercisable immediately upon issuance for a five-year period.

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

Pursuant to the terms of the June 2024 Purchase Agreement and subject to certain exceptions as set forth in the June 2024 Purchase Agreement, from the date of the June 2024 Purchase Agreement until fifteen (15) days after the Closing Date, neither the Company nor any Subsidiary shall issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents. In addition, until one year from the Closing Date, the Company is prohibited from entering into a Variable Rate Transaction (as defined in the June 2024 Purchase Agreement), subject to certain limited exceptions.

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

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(UNAUDITED)

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

The Company agreed to file a registration statement on Form S-3 (or other appropriate form if the Company is not then S-3 eligible) providing for the resale of the Common Warrant Shares (the “July 2024 Resale Registration Statement”) within 45 calendar days of the date of the July 2024 Purchase Agreement (the “July 2024 Filing Date”), and to use commercially reasonable efforts to cause the July 2024 Resale Registration Statement to be declared effective by the SEC within 75 calendar days following the date of the Filing Date and to keep the July 2024 Resale Registration Statement effective at all times until the Holders no longer own any July 2024 Common Warrants or July 2024 Common Warrant Shares. On August 21, 2024, the Company filed an S-1 registration statement related to the July 2024 Common Warrant Shares and July 2024 Placement Agent Warrant Shares, which was declared effective on September 3, 2024.

May 2025 Public Offering

On May 16, 2025, the Company completed a public offering (the “May 2025 Offering”) of (i) 2,723,336 shares (the “May 2025 Common Shares”) of Common Stock; (ii) 610,002 prefunded warrants (the “May 2025 Prefunded Warrants”) to purchase 610,002 shares of Common Stock of the Company (the “May 2025 Prefunded Warrant Shares”); (iii) 3,333,338 Series A-1 warrants (the “May 2025 Series A-1 Common Warrants”) to purchase 3,333,338 shares of Common Stock of the Company (the “May 2025 Series A-1 Common Warrant Shares”) and (iv) 3,333,338 Series A-2 warrants (the “May 2025 Series A-2 Common Warrants,” together with the Series A-1 Warrants, the “May 2025 Common Warrants”) to purchase 3,333,338 shares of Common Stock of the Company (the “May 2025 Series A-2 Common Warrant Shares,” together with the Series A-1 Common Warrants Shares, the “May 2025 Common Warrant Shares”). The offering price of each May 2025 Common Share and accompanying May 2025 Series A-1 Common Warrant and May 2025 Series A-2 Common Warrant was $0.60, and the offering price of each May 2025 Prefunded Warrant and accompanying May 2025 Series A-1 Common Warrant and May 2025 Series A-2 Common Warrant was $0.5999.  The May 2025 Common Shares, May 2025 Prefunded Warrants, May 2025 Prefunded Warrant Shares, May 2025 Common Warrants and May 2025 Common Warrant Shares are collectively referred to herein as the “May 2025 Securities.”

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(UNAUDITED)

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

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(UNAUDITED)

In consideration for the Purchased Assets, the Company issued to the Seller 750,000 shares of its common stock, which were valued at $518,225 or $0.69 per share, based on the quoted closing stock price on July 29, 2025. The issuance was recorded as an increase to common stock and additional paid-in capital within stockholders’ equity. Due to the nature of the Purchased Assets and the lack of an established alternative future use, the fair value of the common stock issued was recorded as research and development expense of $518,225 during the three and nine months ended September 30, 2025.

The Agreement contains certain representations, warranties and covenants of the parties that are customary for agreements of its type. In addition, the Seller agreed to indemnify the Company for any misrepresentation or breach under the Agreement, infringement of any third-party right by any portion of the software and any acts of gross negligence, fraud or intentional misconduct by the Seller.

Stock Repurchase Plan

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2023. On January 9, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024 and on April 4, 2024, the Stock Repurchase Plan was extended to April 30. During the year ended December 31, 2023, the Company purchased 252,855 shares of common stock for a cost of $471,121. During the year ended December 31, 2024, the Company purchased 102,855 shares of common stock for a cost of $173,113. In aggregate, during the years ended December 31, 2024 and 2023, the Company repurchased a total of 355,710 shares of its common stock for a total cost of $644,234 pursuant to its Stock Repurchase Program. During the year ended December 31, 2024, 355,710 treasury shares with a cost of $644,234 were cancelled. As of September 30, 2025 and December 31, 2024, there were no treasury shares outstanding.

Stock Options

On January 18, 2021, the Company’s board of directors (“Board”) approved the Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) to incentivize employees, officers, directors and consultants of the Company and its affiliates. 170,000 shares of common stock are reserved and available for issuance under the 2020 Plan, provided that certain exempt awards (as defined in the 2020 Plan), shall not count against such share limit. The 2020 Plan provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of cash, stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation units and other stock or cash-based awards. The 2020 Plan shall terminate on the tenth anniversary of the date of adoption by the Board. Subject to certain restrictions, the Board may amend or terminate the Plan at any time and for any reason. An amendment of the 2020 Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, rules or regulations. On March 10, 2021, the 2020 Plan was approved by the stockholders. On September 15, 2023, our Board of Directors adopted the Silo Pharma, Inc. Amended and Restated 2020 Omnibus Equity Incentive Plan which was approved by the Company’s stockholders on December 4, 2023. The Amended and Restated Omnibus Equity Incentive Plan (i) increases the number of shares of common stock that may be issued under such plan by 300,000 shares to 470,000 shares and (ii) includes claw back provisions to comply with recent developments of applicable law.

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

On August 4, 2025, the Board approved the establishment of a cryptocurrency advisory board (the “Crypto Advisory Board”) which will initially consists of up to three (3) members in connection with the Company’s cryptocurrency treasury strategy. On August 4, 2025, the Board appointed Corwin Yu as the initial member of the Crypto Advisory Board. In connection with this initiative, on August 4, 2025, the Company entered into an advisory agreement with Corwin Yu, pursuant to which Mr. Yu will serve on the Crypto Advisory Board. In consideration of Mr. Yu’s services, the Company granted him options to purchase 45,000 shares of its common stock at an exercise price of $0.7757 under its 2020 Plan, which options have a 10-year term and will vest in 12 equal monthly installments. These options were valued at $34,424 on the grant date using a Black Scholes option pricing model with the following assumptions: risk-free interest rate of 3.75%, expected term of 5.5 years using the simplified method and expected volatility of 206.76% based on historical volatility.

During the three and nine months ended September 30, 2025, the Company amortized $47,267 and $64,712 of stock-based compensation which was recorded as compensation expense in the accompanying unaudited consolidated statement of operations and comprehensive loss, respectively. During the three and nine months ended September 30, 2024, the Company did not record any stock-based compensation. As of September 30, 2025 and December 31, 2024, unamortized stock-based compensation expense related to unvested stock options had a balance of $137,277 and $0, respectively. As of September 30, 2025, the unamortized stock-based compensation expense is expected to be recognized over a weighted average period of 0.69 years.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(UNAUDITED)

Stock option activities for the nine months ended September 30, 2025 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2024	22,850	$9.19	5.56	$-
Granted	445,000	0.46	-	-
Balance Outstanding, September 30, 2025	467,850	$0.89	5.16	$104,440
Exercisable, September 30, 2025	26,600	$9.10	5.52	$-

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

On May 16, 2025, concurrently with the sale of Common Stock and/or the Pre-Funded Warrants, pursuant to the May 2025 Purchase Agreement, the Company issued an aggregate of 3,333,338 Series A-1 Warrants and 3,333,338 Series A-2 Warrants to the May 2025 Investors. The May 2025 Warrants have an exercise price of $0.60 per share and are exercisable immediately upon issuance, with the Series A-1 Warrants having a five-year term and the Series A-2 Warrants having an eighteen-month term. On June 6, 2025, certain of the May 2025 Investors exercised the 833,334 Series A-2 Warrants and the May 2025 Investors received 833,334 shares of Common Stock for cash proceeds of $500,000. During August and September 2025, certain of the May 2025 Investors exercised the 916,668 Series A-1 Warrants and 143,334 Series A-2 Warrants and the May 2025 Investors received a total of 1,060,002 shares of Common Stock for net cash proceeds of $634,922, Additionally, the Placement Agent received the May 2025 Placement Agent Warrant to purchase up to 250,000 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, which equals $0.75 per share. The May 2025 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years.

Warrant activities for the nine months ended September 30, 2025 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2024	2,211,730	$4.55	3.9	$-
Granted	7,526,678	0.56	-	-
Exercised	(2,503,338)	0.45	-	-
Balance Outstanding, September 30, 2025	7,235,070	$1.81	3.04	$429,601
Exercisable, September 30, 2025	7,235,070	$1.81	3.04	$429,601

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(UNAUDITED)

NOTE 7 – CONCENTRATIONS

Customer concentration

For the three and nine months ended September 30, 2025 and 2024, one licensee accounted for 100% total revenues from customer license fees.

Vendor concentrations

For the three and nine months ended September 30, 2025 and 2024, one licensor accounted for 100% of the Company’s vendor license agreements (see Note 8) related to the Company’s biopharmaceutical operations.

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

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(UNAUDITED)

License Agreements between the Company and Vendors

Master License Agreement with the University of Maryland, Baltimore (Terminated)

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

On July 8, 2025, the Company entered into a Termination, Commercial Evaluation License, and Option Agreement with the UMB, which terminated the Master License Agreement dated February 12, 2021. Under the new Agreement, the Company was granted an exclusive option to negotiate and obtain a sublicensable, royalty-bearing license for certain intellectual property related to central nervous system-homing peptides. The option requires submission of a commercialization plan and payment of a $1,000 option fee, creditable upon license execution, and expires on March 31, 2026

The following clauses describe certain terms of the Master License Agreement prior to its termination on July 8, 2025:

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

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments (see below for payment terms), (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. The Company paid to UMB am aggregate license fee of $75,000 in 2021 and 2022. The license fee is non-refundable and is not creditable against any other fee, royalty or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The $75,000 license fee was recorded as a prepaid expense and is being amortized over the 15-year term. Upon termination of the Master License Agreement on July 8, 2025, the Company determined that the remaining unamortized license fee had a useful life only to the extent of the new Option Agreement and, as a result, changed the amortization period for the remaining balance from the original 15-year term to the Option Agreement’s expiration date of March 31, 2026. During the nine months ended September 30, 2025 and 2024, the Company recognized license fees of $20,208 and $3,750, respectively, from the amortization of prepaid license fees, which is included in costs of revenues on the accompanying unaudited consolidated statements of operations and comprehensive loss. On September 30, 2025, prepaid expense and other current assets – current amounted to $35,417 and prepaid expense – non-current amounted to $0 and on December 31, 2024, prepaid expense and other current assets – current amounted to $5,000 and prepaid expense – non-current amounted to $50,625, which has been included in prepaid expenses and other current assets and prepaid expenses and other assets – non-current on the unaudited consolidated balance sheets.

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below – Customer Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. During the nine months ended September 30, 2025 and 2024, the Company recognized license fees of $3,399 and $628, respectively, from the amortization of the sublicense fee. The amortization period for this sublicense fee was also revised to the Option Agreement’s expiration date of March 31, 2026, consistent with the termination of the Master License Agreement. On September 30, 2025, prepaid expense and other current assets – current amounted to $5,959 and prepaid expenses – non-current amounted to $0. On December 31, 2024, prepaid expense and other current assets – current amounted to $838 and prepaid expenses – non-current amounted to $8,520 as reflected in the unaudited consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(UNAUDITED)

Exclusive License Agreement with the Trustees of Columbia University in the City of New York

On July 1, 2024, the Company entered into an exclusive license agreement (the “Columbia License Agreement”) with Columbia University (“Columbia”) with an effective date of June 28, 2024 (the “Effective Date”) and pursuant to which the Company has been granted exclusive rights to certain patents and technical information to develop, manufacture and commercialize Products (as defined in the Columbia License Agreement), including therapies for stress-induced affective disorders and other conditions. The term of the Columbia License Agreement commenced on the Effective Date and shall continue on a country-by-country and product-by-product basis until the latest of: (a) the date of expiration of the last to expire of the issued Patents (as defined in the Columbia License Agreement), (b) 20 years after the first bona fide commercial sale of the Product in the country in question, or (c) expiration of any market exclusivity period granted by a regulatory agency for a Product in the country in question. Pursuant to the Columbia License Agreement, the Company agreed to pay Columbia:

(i)	an initial license fee of $50,000 paid in October 2024 and included in intangible assets on the accompanying unaudited consolidated balance sheets as of September 30, 2025 and December 31, 2024 (See Note 5).

(ii)	an annual license fee of $25,000 payable on the 1st and 2nd anniversary of the Effective Date and an annual license fee of $50,000 payable on the third and subsequent anniversary of the Effective Date.

(iii)	Royalties as follows:

(A)	Concerning sales of Products by the Company, its Designees, or their Affiliates in the Territory, a non-refundable and non-recoverable royalty of the following on a country-by-country and Product-by-Product basis:

(1)	4% of Net Sales of Patent Products; and

(2)	2% of Net Sales of Technology Products.

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

(iv)	Trigger Event Fee: The Company shall pay Columbia a Trigger Event Fee within 30 days after the Initial Date or, if later, within 10 days following the date upon which the Trigger Event Fee. A Trigger Event means any Assignment of the Columbia License Agreement or Change of Control and a Trigger Event Fee shall mean an additional cash license fee equal to 5% of the Business Valuation, as defined in the agreement.

(v)	The Company shall reimburse Columbia for patent expenses as follows:

(i)	The Company shall reimburse Columbia for the actual fees, costs, and expenses Columbia has incurred before, on, and after the Effective Date in preparing, filing, prosecuting, and maintaining the Patents (and those patents and patent applications to which Patents claim priority) (collectively “Patent Expenses”). Patent Expenses include, without limitation, legal fees, the costs of any interference proceedings, oppositions, re-examinations, or any other ex parte or inter partes administrative proceeding before patent offices, taxes, annuities, issue fees, working fees, maintenance fees, and renewal charges, plus a five percent processing fee.

(ii)	Unreimbursed Patent Expenses that Columbia incurred for legal activities occurring before September 30, 2021 are “Past Patent Expenses.”

(iii)	Columbia, using reasonable efforts, estimated that unreimbursed Patent Expenses for legal activities occurring before September 30, 2021 were $197,400 (“Estimated Past Patent Expenses”). The Company shall reimburse Columbia in full no later than thirty (30) days after the Effective Date. On June 28, 2024, the Company considered the Estimated Past Patents Expenses due of $197,400 as part of the cost of entering into the Columbia License Agreement license and accordingly, increased intangible assets and accounts payable by $197,400. In November 2024, the Company paid $50,000 of this amount and as of December 31, 2024, the balance of $147,400 was included in accounts payable. In May 2025, Columbia revised the Estimated Past Patent Expenses downward from $197,400 to $185,000, thereby reducing the intangible asset and accounts payable by $12,400. In July 2025, the Company paid $50,000 of this amount and as of September 30, 2025, the remaining balance of $85,000 is included in accounts payable on the accompanying unaudited consolidated balance sheet (See Note 5).

(iv)	The Company will pay any additional unreimbursed Past Patent Expenses within thirty (30) days after receiving an invoice from Columbia for the additional Past Patent Expenses.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

During the nine months ended September 30, 2025 and 2024, the Company recognized license fee revenues of $51,562 and $51,562, respectively. On September 30, 2025, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $635,938 and on December 31, 2024, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $687,500, which are included in deferred revenue - current and deferred revenue – long-term portion on the accompanying unaudited consolidated balance sheets.

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

September 30, 2025

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

Pursuant to the Sublicense Agreement, Aikido agreed to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. During the nine months ended September 30, 2025 and 2024, the Company recognized revenue of $2,514 and $2,514, respectively. On September 30, 2025, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $31,564, and on December 31, 2024, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $34,078 as reflected in the unaudited consolidated balance sheets.

Sponsored Study and Research Agreements between the Company and Vendors

During the nine months ended September 30, 2025 and 2024, the Company recorded research and development expense of $1,854,824 and $1,292,437, respectively, which was incurred in connection with sponsored study and research agreements between the Company and various vendors.

On September 30, 2025, approximate future amounts due under sponsored study and research agreements between the Company and vendors is as follows:

Year ended September 30,	Amount
2026	$857,254
Total	$857,254

NOTE 9 – SUBSEQUENT EVENTS

October 2025 Registered Direct Offering with Concurrent Private Placement

On September 29, 2025, the Company entered into a securities purchase agreement (the “September 2025 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 2,857,143 shares (the “October 2025 Shares”) of common stock, par value $0.0001 per share of the Company (the “Common Stock”) at a purchase price of $0.875 per share (the “October 2025 Offering”). The October 2025 Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-276658), which was declared effective by the Securities and Exchange Commission on January 30, 2024 and a related base prospectus and prospectus supplements thereunder.

Concurrently with the sale of the October 2025 Shares pursuant to the September 2025 Purchase Agreement in a private placement, for each October 2025 Share purchased by the investors, such investors received from the Company an unregistered warrant (the “October 2025 Warrants”) to purchase one share of Common Stock (the “October 2025 Warrant Shares”). The October 2025 Warrants have an exercise price of $0.75 per share, are exercisable immediately upon issuance and will expire five years from the effective date of a registration statement registering for resale the underlying October 2025 Warrant Shares.

The closing of the sales of these securities under the September 2025 Purchase Agreement took place on October 1, 2025.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(UNAUDITED)

The gross proceeds from the October 2025 Offering were $2,500,000, prior to deducting placement agent’s fees and other offering expenses payable by the Company. The Company intends to use the net proceeds from the October 2025 Offering for working capital and other general corporate purposes. The Company received net proceeds of $2,146,000, net of Placement agent fees and offering costs of $303,450 and legal and other fees of $50,550.

The October 2025 Warrants and the October 2025 Warrant Shares were sold without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

The representations, warranties and covenants contained in the September 2025 Purchase Agreement were made solely for the benefit of the parties to the September 2025 Purchase Agreement. In addition, such representations, warranties and covenants (i) are intended as a way of allocating the risk between the parties to the September 2025 Purchase Agreement and not as statements of fact, and (ii) may apply standards of materiality in a way that is different from what may be viewed as material by stockholders of, or other investors in, the Company. Accordingly, the September 2025 Purchase Agreement is included with this filing only to provide investors with information regarding the terms of the transaction, and not to provide investors with any other factual information regarding the Company. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the September 2025 Purchase Agreement, which subsequent information may or may not be fully reflected in public disclosures.

As compensation to H.C. Wainwright & Co., LLC, as exclusive placement agent (the “Placement Agent”) as amended on each of April 8, 2025, May 6, 2025 and September 29, 2025, the Company agreed to pay the Placement Agent an aggregate cash fee equal to 7.5% of the gross proceeds from the sale of securities in the October 2025 Offering or $187,500 and a management fee equal to 1.0% of the gross proceeds raised in the October 2025 Offering or $25,000. The Company also agreed to issue the Placement Agent (or its designees) warrants (the “October 2025 Placement Agent Warrants”) to purchase up to 7.5% of the aggregate number of October 2025 Shares sold in the October 2025 Offering, or warrants to purchase up to 214,285 shares of Common Stock, at an exercise price equal to 125% of the offering price per Share, or $1.0938 per share. The October 2025 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years following the commencement of the sales pursuant to the October 2025 Offering. In addition, the Company agreed to reimburse the Placement Agent $25,000 for non-accountable expenses, $50,000 for legal expenses and other out-of-pocket expenses and $15,950 for clearing fees. These fees and expenses were considered as offering costs directly related to the October 2025 Offering and were recorded as a reduction to additional paid-in capital.

Pursuant to the terms of the September 2025 Purchase Agreement and subject to certain exceptions as set forth in the September 2025 Purchase Agreement, from the date of the September 2025 Purchase Agreement until thirty (30) days after the Closing Date, neither the Company nor any Subsidiary shall issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents (as defined in the September 2025 Purchase Agreement). In addition, until one (1) year after the Closing Date, the Company is prohibited from entering into a Variable Rate Transaction (as defined in the September 2025 Purchase Agreement), subject to certain limited exceptions.

The Company has agreed to file a registration statement on Form S-3 (or other appropriate form if the Company is not then S-3 eligible) providing for the resale of the October 2025 Warrant Shares (the “Resale Registration Statement”) within 15 calendar days of the date of the September 2025 Purchase Agreement (the “Filing Date”), and to use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC within 75 calendar days following the date of the Filing Date and to keep the Resale Registration Statement effective at all times until the Holders no longer own any October 2025 Warrants or October 2025 Warrant Shares.

Amendment to Amended and Restated 2020 Omnibus Equity Incentive Plan

At the Annual Meeting on October 24, 2025, the shareholders of the Company approved an amendment to the Silo Pharma Inc. Amended and Restated 2020 Omnibus Equity Incentive Plan (the “Plan Amendment’) to increase the number of shares of common stock reserved for issuance thereunder to 1,400,000 shares from 470,000 shares. The amendment also added an automatic annual increase provision, effective January 1, 2026, equal to the lesser of 5% of the outstanding shares of Common Stock on the first day of the fiscal year or a number determined by the Board.

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

Overview

We are a diversified developmental-stage biopharmaceutical and cryptocurrency company. Our therapeutic focus is on developing novel therapeutics that address underserved conditions including PTSD, stress-induced anxiety disorders, fibromyalgia, and central nervous system (CNS) diseases. We are focused on developing novel therapies that include conventional drugs and psychedelic formulations. The Company’s lead program, SPC-15, is an intranasal drug targeting PTSD and stress-induced anxiety disorders. SP-26 is a time-release ketamine-based loaded implant for fibromyalgia and chronic pain relief. Silo’s two preclinical programs are SPC-14, an intranasal compound for the treatment of Alzheimer’s disease, and SPU-16, a CNS-homing peptide targeting the central nervous system with initial research indication in multiple sclerosis (MS).

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

Currently, we are conducting GLP-compliant pharmacokinetic and pharmacodynamic studies and in early March 2025 we completed first dosing in an IND-enabling GLP-compliant toxicology and toxicokinetics, and we are aiming for an IND submission in 2026. The preclinical data suggests additional applications for eating disorders and anorexia, as well as enhanced efficacy when combined with an NMDA receptor antagonist for major depressive disorder and other severe stress-related conditions.

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

SPC-14: Treatment for Alzheimer’s Disease

SPC-14 targets glutamate receptor NDMAR and serotonin 5-HT4 to address cognitive and neuropsychiatric symptoms in Alzheimer’s disease. Given the global Alzheimer’s therapeutics market is projected to exceed $30.8 billion by 2033, SPC-14 presents a promising opportunity. SPC-14 was developed under a sponsored research agreement with Columbia University and we have exclusive global rights to develop and commercialize SPC-14, pursuant to and that certain exclusive license agreement entered into with Columbia on July 1, 2024. On October 13, 2022, we extended the term of the sponsored research agreement with Columbia to conduct further research studies into the mechanism of action of SPC-14 in the treatment of Alzheimer’s disease. In addition, we have been granted an option to license certain assets currently under development, including SPC-14 for the treatment of Alzheimer’s disease.

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

On April 11, 2023, certain intellectual property under the UMB License Agreement described above were issued a patent from the U.S. Patent & Trademark Office (USPTO) for “Peptide-Targeted Liposomal Delivery For Treatment, Diagnosis, and Imaging of Diseases and Disorders” (US 11,766,403, B2).

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

Cryptocurrency Treasury Strategy

The Company’s investment strategy changed to include cryptocurrency treasury strategy in August 2025 which is expected to focus on the acquisition of leading digital assets. Management will focus a portion of its resources to this cryptocurrency strategy. As of the date of this report, the Company holds approximately $400,000 in digital assets.

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

On September 23, 2025, the Company announced that it engaged Fireblocks, an enterprise platform for building blockchain applications and managing digital asset operations, for its institutional crypto treasury platform.

On September 29, 2025, the Company entered into a securities purchase agreement (the “September 2025 Purchase Agreement”) with certain institutional investors, pursuant to which we agreed to sell to such investors 2,857,143 shares (the “October 2025 Shares”) of common stock, par value $0.0001 per share of the Company (the “Common Stock”) at a purchase price of $0.875 per share (the “October 2025 Offering”). The October 2025 Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-276658), which was declared effective by the Securities and Exchange Commission on January 30, 2024 and a related base prospectus and prospectus supplements thereunder. Concurrently with the sale of the October 2025 Shares pursuant to the September 2025 Purchase Agreement in a private placement, for each October 2025 Share purchased by the investors, such investors received from the Company an unregistered warrant (the “October 2025 Warrants”) to purchase one share of Common Stock (the “October 2025 Warrant Shares”). The October 2025 Warrants have an exercise price of $0.75 per share, are exercisable immediately upon issuance and will expire five years from the effective date of a registration statement registering for resale the underlying October 2025 Warrant Shares. The closing of the sales of these securities under the September 2025 Purchase Agreement took place on October 1, 2025. The gross proceeds from the October 2025 Offering were $2,500,000, prior to deducting placement agent’s fees and other offering expenses payable by the Company. We intend to use the net proceeds from the October 2025 Offering for working capital and other general corporate purposes. the Company received net proceeds of $2,146,000, net of Placement agent fees and offering costs of $303,450 and legal and other fees of $50,550.

Results of Operations

Comparison of Our Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes the results of operations for the three and nine months ending September 30, 2025 and 2024 and were based primarily on the comparative unaudited consolidated financial statements, footnotes and related information for the periods identified and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2025	2024	2025	2024
Revenues	$18,025	$18,025	$54,076	$54,076
Cost of revenues	20,687	1,459	23,606	4,378
Gross profit (loss)	(2,662)	16,566	30,470	49,698
Operating expenses	1,148,804	1,026,621	3,524,608	2,942,040
Loss from operations	(1,151,466)	(1,010,055)	(3,494,138)	(2,892,342)
Other income	41,028	81,241	147,970	230,082
Net loss	$(1,110,438)	$(928,814)	$(3,346,168)	$(2,662,260)

Revenues

During the three and nine months ended September 30, 2025 and 2024, we generated minimal revenues from operations. For the three months ended September 30, 2025 and 2024, revenues amounted to $18,025 and $18,025, respectively. For the nine months ended September 30, 2025 and 2024, revenues amounted to $54,076 and $54,076, respectively. Such revenues are related to the Aikido License and Sublicense Agreement and are recognized over the estimated 15-year term of the UMB license agreement.

Cost of Revenues

During the three months ended September 30, 2025 and 2024, cost of revenues amounted to $20,687 and $1,459, respectively. During the nine months ended September 30, 2025 and 2024, cost of revenues amounted to $23,606 and $4,378, respectively. Cost of revenues consisted of license fees related to the UMB License and Sublicense Agreement, which are being amortized into cost of revenues. Effective July 8, 2025, the estimated useful lives of the unamortized license and sublicense fees were changed to reflect the termination of the Master License Agreement and the expiration of the subsequent Option Agreement on March 31, 2026, resulting in accelerated amortization expense during the three and nine months ended September 30, 2025.

Operating Expenses

For the three and nine months ended September 30, 2025 and 2024, total operating expenses consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2025	2024	2025	2024
Compensation expense	$227,132	$169,736	$600,906	$511,463
Professional fees	313,194	258,887	886,610	899,954
Research and development	543,615	517,548	1,854,824	1,292,437
Other selling, general and administrative expenses	64,863	80,450	182,268	238,186
Total operating expenses	$1,148,804	$1,026,621	$3,524,608	$2,942,040

●	Compensation Expense:

For the three months ended September 30, 2025 and 2024, compensation expense was $227,132 and $169,736, respectively, an increase of $57,396, or 33.8%. This increase primarily resulted from an increase in stock-based compensation of $47,267, health insurance of $9,611 and payroll expense and related benefits of $518.

For the nine months ended September 30, 2025 and 2024, compensation expense was $600,906 and $511,463, respectively, an increase of $89,443, or 17.5%. This increase primarily resulted from an increase in stock-based compensation of $64,712, health insurance of $23,411, and payroll expense and related benefits of $1,320.

●	Professional Fees:

For the three months ended September 30, 2025 and 2024, professional fees were $313,194 and $258,887, respectively, an increase of $54,307, or 21.0%. The increase was primarily attributable to an increase in legal fees of $57,817, increase in consulting fees of $8,607, and an increase in accounting and auditing fees $4,071, offset by a decrease in investor relations of $16,188.

For the nine months ended September 30, 2025 and 2024, professional fees were $886,610 and $899,954, respectively, a decrease of $13,344, or 1.5%. The decrease was primarily attributable to a decrease in investor relations of $61,404, and a decrease in consulting fees of $39,342, offset by an increase in legal fees of $72,907, and an increase in accounting and auditing fees of $14,495.

●	Research and Development:

For the three months ended September 30, 2025 and 2024, we incurred research and development expense of $543,615 and $517,548, respectively, an increase of $26,067, or 5.0%. For the nine months ended September 30, 2025 and 2024, we incurred research and development expense of $1,854,824 and $1,292,437, respectively, an increase of $562,387, or 43.5%.

The increase was a result of an increase in research and development costs in connection with our key Investigator-sponsored Study Agreements and other research projects with third party vendors and universities. Additionally, on July 29, 2025, we entered into an asset purchase agreement (the “Agreement”) with MAVS Holdings LLC (the “Seller”). Pursuant to the Agreement, the Seller agreed to sell, and we agreed to purchase, certain software of the web-based application currently marketed as “r2crypto.com” and the domain names socialscan.info, coinfeel.net, and r2crypto.com (the “Purchased Assets”). In consideration for the Purchased Assets, we issued to the Seller 750,000 shares of our common stock, which were valued at $518,250 or $0.69 per share, based on the quoted closing stock price on July 29, 2025. Due to the nature of the Purchased Assets and their lack of an established alternative future use, the fair value of the common stock issued was recorded as research and development expense of $518,250 during the three and nine months ended September 30, 2025.

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

For the three months ended September 30, 2025 and 2024, selling, general and administrative expenses were $64,863 and $80,450, respectively, a decrease of $15,587, or 19.4%. The decrease was primarily attributed to a decrease in filing fees of $17,045, offset by a net increase in other general and administrative expenses of $1,458.

For the nine months ended September 30, 2025 and 2024, selling, general and administrative expenses were $182,268 and $238,186, respectively, a decrease of $55,918, or 23.5%. The decrease was primarily attributed to a decrease in filing fees of $26,936, proxy meeting expense of $18,045, and advertising and promotion of $17,006, offset by a net increase in other general and administrative expenses of $6,069.

Loss from Operations

For the three months ended September 30, 2025 and 2024, loss from operations amounted to $1,151,466 and $1,010,055, respectively, an increase of $141,411, or 14.0%. For the nine months ended September 30, 2025 and 2024, loss from operations amounted to $3,494,138 and $2,892,342, respectively, an increase of $601,796, or 20.8%. The increase was primarily a result of the changes in operating expenses discussed above.

Other Income

For the three months ended September 30, 2025 and 2024, other income, net amounted to $41,028 and $81,241, respectively, a decrease of $40,213, or 49.5%. The decrease in other income was primarily due to a decrease in interest and dividend income of $40,336 and an increase in unrealized loss on crypto assets of $2,690, offset by a decrease in foreign currency transaction loss of $2,618 and a decrease in interest expense of $195.

For the nine months ended September 30, 2025 and 2024, other income, net amounted to $147,970 and $230,082, respectively, a decrease of $82,112, or 35.7%. The decrease in other income was primarily due to a decrease in interest and dividend income of $98,810 and an increase in unrealized loss on crypto assets of $2,690, offset by a decrease in foreign currency transaction loss of $14,242, an increase in net realized gain on short-term investments of $4,936, and a decrease in interest expense of $210.

Net Loss

For the three months ended September 30, 2025, net loss amounted to $1,110,438 or $0.12 per common share (basic and diluted), as compared to net loss of $928,814 or $0.22 per common share (basic and diluted) for the three months ended September 30, 2024, an increase of $181,624, or 19.6%. For the nine months ended September 30, 2025, net loss amounted to $3,346,168 or $0.50 per common share (basic and diluted), as compared to net loss of $2,662,260 or $0.78 per common share (basic and diluted) for the nine months ended September 30, 2024, an increase of $683,908, or 25.7%.

The change was primarily a result of the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $5,456,030, $1,948,579 in short-term investments, and $3,917,627 in cash and cash equivalents as of September 30, 2025, and working capital of $5,455,483, $3,174,724 in short-term investments and $3,905,799 in cash and cash equivalents as of December 31, 2024, respectively.

	September 30, 2025	December 31, 2024	Working Capital Change	Percentage Change
Working capital:
Total current assets	$6,164,369	$7,111,480	$(947,111)	(13)%
Total current liabilities	(708,339)	(1,655,997)	947,658	57%
Working capital:	$5,456,030	$5,455,483	$547	0%

The increase in working capital of $547 was primarily attributable to a decrease in current liabilities of $947,658, offset by a decrease in current assets of $947,111 primarily due to a decrease in short-term investments of $1,226,145, offset by an increase of prepaid expenses and other current assets of $194,923, an increase in crypto assets of $72,283, and an increase in cash of $11,828.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(3,881,061)	$(2,916,482)
Net cash provided by investing activities	1,164,009	1,011,436
Net cash provided by financing activities	2,728,880	3,241,628
Net increase in cash and cash equivalents	$11,828	$1,336,582

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 and 2024 were $3,881,061 and $2,916,482, respectively, an increase of $964,579, or 33.1%.

●	Net cash used in operating activities for the nine months ended September 30, 2025 primarily reflected a net loss of $3,346,168, adjusted for the add-back of non-cash items such as amortization expense of $8,503, net realized gain on short-term investments of $3,911, unrealized loss on crypto assets of $2,690, stock-based compensation of $64,712, and non-cash in process research and development expense of $518,225, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $135,778, a decrease in accounts payable and accrued expenses of $935,258, and a decrease in deferred revenue of $54,076.

●	Net cash used in operating activities for the nine months ended September 30, 2024 primarily reflected a net loss of $2,662,260, adjusted for the add-back of non-cash items such as amortization expense of $3,092 and net realized gain on short-term investments of $1,025, and changes in operating asset and liabilities primarily consisting and the prepayment of research and development fees and other fees of $226,105, an increase in accounts payable and accrued expenses of $21,842, and a decrease in deferred revenue of $54,076.,

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 and 2024 were $1,164,009 and $1,011,436, respectively, an increase of $152,573 or 15.1%.

●	Net cash provided by investing activities for the nine months ended September 30, 2025 was $1,164,009 which consisted of proceeds from sale of short-term investments of $1,315,653, offset by aggregate payments for the purchase of short-term investments of $76,671 and purchase of crypto assets of $74,973.

●	Net cash provided by investing activities for the nine months ended September 30, 2024 was $1,001,436 which consisted of proceeds from the sale of short-term investments of $1,149,320, offset by aggregate payments for the purchase of short-term investments of $137,884.

Net cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 and 2024 were $2,728,880 and $3,241,628, respectively, a decrease of $512,748, or 15.8%.

●	Net cash provided by financing activities for the nine months ended September 30, 2025 was $2,728,880 which consisted of net proceeds from sale of common stock and pre-funded warrants of $1,593,897 and proceeds from the exercise of warrants and pre-funded warrants of $1,134,983.

●	Net cash provided by financing activities for the nine months ended September 30, 2024 was $3,241,628 which consisted of net proceeds from sale of common stock and pre-funded warrants of $1,673,216, net proceeds from sale of common stock and warrants of $1,741,522, and proceeds from the exercise of pre-funded warrants of $3, offset by the purchase of treasury stock of $173,113.

Cash Requirements

We believe that our current cash and cash equivalent amount and short-term investment amount will provide sufficient cash required to meet our obligations for a minimum of twelve months from the date of this filing.

Other than cash requirements pursuant to research and development agreements, we currently have no other material commitments for any capital expenditures.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, we generated a net loss of $3,346,168 and used cash in operations of $3,881,061 during the nine months ended September 30, 2025. Additionally, we have an accumulated deficit of $18,610,859 on September 30, 2025. As of September 30, 2025, we had working capital of $5,456,030, $1,948,579 in short-term investments, and $3,917,627 in cash and cash equivalents.

On September 29, 2025, pursuant to the October 2025 Offering, we received net proceeds of $2,146,000, net of placement agent fees and offering costs of $303,450 and legal and other fees of $50,550.

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

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Significant estimates during the nine months ended September 30, 2025 and 2024 include the percentage of completion of certain research and development projects.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer determined that we maintained effective internal control over financial reporting as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2025, we continued implementing the remedial actions disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, to address previously identified material weaknesses. These actions included enhancements to segregation of duties, monitoring controls, and bank reconciliation processes. In addition, we are taking steps to review and enhance business policies, procedures, and related internal controls to standardize business processes. Other than these ongoing remediation efforts, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Common Stock

We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our shareholders to sell their securities.

We are currently listed on the Nasdaq Capital Market, a national securities exchange. Nasdaq requires companies desiring to list their common stock to meet certain listing criteria including total number of shareholders: minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to meet such applicable listing criteria could prevent us from listing our common stock on Nasdaq. In the event we are unable to have our shares traded on Nasdaq, our common stock could potentially trade on the OTCQX or the OTCQB, each of which is generally considered less liquid and more volatile than Nasdaq. Our failure to have our shares traded on the Nasdaq could make it more difficult for you to trade our shares, could prevent our common stock trading on a frequent and liquid basis and could result in the value of our common stock being less than it would be if we were able to list our shares on Nasdaq.

As previously disclosed on a Current Report on Form 8-K filed by us on July 3, 2025, we received a notification from The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Specifically, Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Therefore, in accordance with Listing Rule 5810(c)(3)(A), we were provided 180 calendar days, or until December 24, 2025, to regain compliance with the Rule. If we do not regain compliance by December 24, 2025, an additional 180 days may be granted to regain compliance, so long as we meet The Nasdaq Capital Market continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we do not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which as will have an opportunity to appeal the delisting determination to a Hearings Panel.

If we are unable to regain compliance with the Nasdaq minimum bid price requirement and Nasdaq delists our common stock and warrants and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	the liquidity of our common stock;

●	the market price of our common stock;

●	our ability to obtain financing for the continuation of our operations;

●	the number of investors that will consider investing in our common stock;

●	the number of market makers in our common stock;

●	the availability of information concerning the trading prices and volume of our common stock; and

●	the number of broker-dealers willing to execute trades in shares of our common stock.

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

Digital assets have historically experienced, and are expected to continue to experience, high price volatility which may influence our financial results and the market price of our common stock.

Digital assets like Bitcoin (BTC), and Ethereum (ETH) have historically experienced, and are expected to continue to experience, high price volatility. Such price fluctuations are likely to influence our financial results and the market price of our common stock. Our financial results and the market price of our common stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of digital assets we hold decrease substantially, including as a result of:

●	decreased user and investor confidence in digital assets, including due to the various factors described herein;

●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors, (ii) actual or expected significant dispositions of digital assets by large holders, and (iii) actual or perceived manipulation of the spot or derivative markets for digital assets or spot digital asset ETPs;

●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, digital assets or the broader digital assets industry;

●	changes in consumer preferences and the perceived value or prospects of digital assets;

●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for digital assets purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price digital assets, a stablecoin governance token, and other digital assets like BTC or ETH, or adversely affect investor confidence in digital assets generally;

●	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed Bitcoin, or the transfer of substantial amounts of BTC from BTC wallets attributed to Mr. Nakamoto or other “whales” that hold significant amounts of BTC;

●	disruptions, failures, unavailability, or interruptions in service of trading venues for digital assets, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection;

●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other Digital Asset industry participants;

●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of digital assets, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

●	further reductions in mining rewards of digital assets, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by “miners” who validate digital assets transactions, or increases in the costs associated with Bitcoin mining, including increases in electricity costs and hardware and software used in mining, that may cause a decline in support for the Digital Asset networks;

●	transaction congestion and fees associated with processing transactions on the cryptocurrency blockchain network;

●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;

●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the cryptocurrency blockchain becoming insecure or ineffective; and

●	changes in national and international economic and political conditions, including, without limitation, the adverse impact attributable to the economic and political instability caused by the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the potential broadening of the Israel-Hamas conflict to other countries in the Middle East.

Our operating results will be dependent on the price of digital assets that we own. If such price declines, our business, operating results, and financial condition would be adversely affected.

A decline in the market value of digital assets or in the demand for trading digital assets could lead to a corresponding decline in the value of our digital assets, the number of transactions on the relevant blockchain network and, as such, the opportunities to earn block rewards and transaction fees, and could adversely affect our business, operating results and financial condition. Any decline in the volume of Digital Asset transactions, the price of digital assets, or market liquidity for digital assets generally may adversely affect our operating results. As part of our digital asset treasury strategy, we will have significant investments in BTC, ETH, Solana and other digital assets. Our operating results will be impacted by the revenues and profits we generate from the purchase, sale, and trading of digital asset, and financial contracts linked to thereto.

The price and trading volume of any digital asset is subject to significant uncertainty and volatility, and may significantly decline in the future, without recovery. Future fluctuations in trading prices of the digital assets that we hold may increase the price volatility or affect the value of digital assets we acquire or hold, which could materially and adversely affect our business operations, financial performance, and prospects. There is no assurance that any Digital Asset will maintain its value or that there will be meaningful levels of trading activities to support markets in any Digital Asset.

The availability of spot exchange traded products (ETPs) for Bitcoin and other digital assets may adversely affect the market price of our common stock.

Although BTC and other digital assets have experienced a surge of investor attention since Bitcoin was invented in 2008, until recently investors in the United States had limited means to gain direct exposure to BTC through traditional investment channels, and instead generally were only able to hold BTC through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold digital assets directly, as well as the potential reluctance of financial planners and advisers to recommend direct Digital Asset holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to BTC and other digital assets through investment vehicles that hold BTC and other digital assets and issue shares representing fractional undivided interests in their underlying Digital Asset holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, or NAV, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to digital assets.

On January 10, 2024, the SEC approved the listing and trading of spot Bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The approved ETPs commenced trading directly to the public on January 11, 2024, with a trading volume of approximately $4.6 billion on the first trading day. Additionally, on May 23, 2024, the SEC approved rule changes permitting the listing and trading of spot ETPs that invest in ether, the main crypto asset supporting the Ethereum blockchain. The approved spot ETPs commenced trading directly to the public on July 23, 2024. To the extent investors view our common stock as providing exposure to digital assets, it is possible that the value of our common stock may also have included a premium over the value of our digital assets due to the prior scarcity of traditional investment vehicles providing investment exposure to digital assets or may be subject to declined due to investors now having a greater range of options to gain exposure to digital assets and investors choosing to gain such exposure through spot ETPs rather than our common stock. The possible listing and subsequent trading of spot ETPs for other digital assets offers investors another alternative to gain exposure to digital assets, which could result in a decline in the trading price of digital assets as well as a decline in the value of our common stock relative to the value of our digital assets.

Although we are developmental-stage biopharmaceutical company, and we believe we offer a different value proposition than a passive digital asset investment vehicle such as a spot Bitcoin ETP or a spot ETH ETP, investors may nevertheless view our common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot BTC ETP instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to digital assets that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot ETPs, we (i) do not seek for our shares to track the value of the underlying digital assets we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended, or the Exchange Act, including Regulation M, and other securities laws, which enable spot ETPs to continuously align the value of their shares to the price of the underlying digital assets they hold through share creation and redemption, and (iii) are not required to provide daily transparency as to our digital asset holdings or our daily net asset value (NAV). Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our common stock. Based on how we are viewed in the market relative to ETPs, and other vehicles that offer economic exposure to digital assets, such as Bitcoin futures ETFs and leveraged BTC futures ETFs, any premium or discount in our common stock relative to the value of our digital asset holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot ETPs for digital assets on U.S. national securities exchanges could have a material adverse effect on the market price of our common stock.

A temporary or permanent blockchain “fork” to a Digital Asset blockchain network could adversely affect our business.

Blockchain protocols, including Bitcoin and Ethereum, are open source. Any user can propose modifications to the protocol software. If a substantial majority of participants—such as miners in proof-of-work systems or validators in proof-of-stake systems—agree to adopt a proposed change, the modification may be implemented, allowing the protocol to evolve without disrupting network functionality. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork”, i.e., “split” of the impacted blockchain protocol network and respective blockchain, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two parallel versions of the Bitcoin or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s Digital Asset lacking interchangeability. A “hard fork” – where there is disagreement among the users about the rules of the network – can have a significant negative impact on value of the Digital Asset.

Bitcoin has been subject to “forks” that resulted in the creation of new networks, including Bitcoin Cash ABC, Bitcoin Cash SV, Bitcoin Diamond, Bitcoin Gold, and others. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked digital assets. Due to the lack of a central registry or rulemaking body, no single entity has the ability to dictate the nomenclature of forked digital assets, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked digital assets, and which results in further confusion to customers as to the nature of assets they hold on platforms, and which can negatively impact the value of the digital assets. In addition, several of these forks were contentious and as a result, participants in certain communities may harbor ill will towards other communities. As a result, certain community members may take actions that adversely impact the use, adoption, and price of Bitcoin, or any of their forked alternatives.

Furthermore, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending,” plagued platforms that traded Ethereum through at least October 2016, resulting in significant losses to some crypto asset platforms. Similar replay attacks occurred in connection with the Bitcoin Cash and Bitcoin Cash SV network split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to exceed 50% of the mining power of that network, thereby making digital assets that rely on proof-of-work more susceptible to attack, as has occurred with Ethereum Classic.

We intend to recognize forked and airdropped assets consistent with our custodians. We may not immediately or ever have the ability to withdraw a forked or airdropped BTC and/or ETH by virtue of BTC and/or ETH that we hold with our custodians. Future forks may occur at any time. A fork can lead to a disruption of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of our and our assets.

Staking introduces a risk of loss of digital assets we stake, which could adversely affect the value of our common stock.

As part of our digital asset treasury strategy, we may participate in process referred to as “staking” which involves deploying our digital assets that are intrinsically linked to the programmatic functioning of a public, permissionless network, for which we may earn compensation in consideration for securing the underlying blockchain network (“Staking”). Staking introduces risk of loss of the digital assets we stake. None of the Company’s digital assets, including potentially staked assets, are subject to the protections enjoyed by depositors or customers of institutions with FDIC or SIPC membership. However, many digital asset networks, including the Ethereum network, imposes three types of sanctions for validator misbehavior or inactivity, which would result in a portion of staked digital assets (e.g., ETH) being destroyed or “burned”: penalties, slashing and inactivity leaks.

A validator may face penalties if it fails to take certain actions, such as providing a timely attestation to a block proposed by another validator. Under this scenario, a validator’s staked digital assets could be burned in an amount equal to the reward to which it would have been entitled for performing the actions.

A more severe sanction (i.e., “slashing”) is imposed if a validator commits malicious acts related to the proposal or attestation of blocks with invalid transactions. Slashing can result in the validator having a portion of its staked digital assets immediately burned. After this initial slashing, the validator is queued for forceful removal from the blockchain network’s validator “pool,” and more of the validator’s stake is burned over a period of approximately 36 days (as is the case for the Ethereum network), with the exact amount of digital assets burned and time period determined by the protocol regardless of whether the validator makes any further slashable errors, at which point the validator is automatically removed from the validator pool.

In the case of the Ethereum network, staked ETH may also be burned through a process known as an “inactivity leak,” which is triggered if the Ethereum protocol has gone too long without finalizing a new block. For a new block to be successfully added to the blockchain, validators that account for at least two-thirds of all staked ETH must agree on the validity of a proposed block. This means that if validators representing more than one-third of the total staked ETH are offline, no new blocks can be finalized. To prevent this, an inactivity leak causes the ETH staked by the inactive validators to gradually “bleed away” until these inactive validators represent less than one-third of the total stake, thereby allowing the remaining active validators to finalize proposed blocks. This provides a further incentive for validators to remain online and continue performing validation activities.

There can be no guarantee that penalties, slashing or inactivity leaks and resulting losses will not occur as a result of the activities of a Staking provider. Furthermore, a Staking provider’s liability to the Company is expected to be limited, and a Staking provider may lack the assets or insurance in order to support the recovery of any losses incurred. While the Staking arrangements may provide for indemnification up to a specified cap, slashing insurance or other reimbursement programs, there can be no guarantee that the Company would recover any of its staked assets, or the value thereof, if it is subject to sanctions imposed by the applicable blockchain network.

Staked digital assets may be inaccessible for a variable period of time, determined by a range of factors, which could result in certain liquidity risk to the Company.

Staking digital assets are subject to the applicable protocol’s network rules and requirements. For example, under current Ethereum network protocols, staked ETH tokens are permitted to be un-staked by the holder of such ETH tokens. However, as part of the “activating” and “exiting” processes of staking, staked ETH tokens will be inaccessible for a variable period of time determined by a range of factors, including network congestion, resulting in certain liquidity risks. “Activation” is the funding of a validator to be included in the active set, thereby allowing the validator to participate in the Ethereum network’s proof-of-stake consensus protocol. “Exit” is the request to exit from the active set and no longer participate in the Ethereum network’s proof-of-stake consensus protocol. As part of these “activating” and “exiting” processes of staking on the Ethereum network, any staked ETH will be inaccessible for a period of time. The duration of activating and exiting periods are dependent on a range of factors, including network conditions. However, depending on demand, un-staking can take between hours, days or weeks to complete. This can result in certain liquidity risk, which the Company will seek to manage through a range of risk management methods.

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

We did not repurchase any common stock during the quarterly period ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Announcement of Cryptocurrency Treasury Strategy and Formation of Crypto Advisory Board.

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

Update on Previously Announced Potential Joint Venture with Hoth Therapeutics, Inc.

On June 25, 2025, we announced that we had entered into a non-binding letter of intent to form a strategic joint venture with Hoth Therapeutics, Inc. (Nasdaq: HOTH) to develop and commercialize a potential treatment for obesity and metabolic disease based on technology Hoth has exclusively licensed from the U.S. Department of Veterans Affairs (VA) that was co-developed by the VA and Emory University. The parties to the letter of intent have mutually decided not to move forward with the joint venture.

Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

Director and Officer Trading Arrangements

During our quarter ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation of Silo Pharma, Inc., a Nevada corporation, filed as an Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
3.2	Bylaws of Silo Pharma, Inc., a Nevada corporation, filed as an Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
4.1	Form of Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2025 and incorporated herein by reference.
4.2	Form of Placement Agent Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2025 and incorporated herein by reference.
10.1	Termination, Commercial Evaluation License, and Option Agreement, dated July 8, 2025, by and between the Company and the University of Maryland, Baltimore, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2025 and incorporated herein by reference.
10.2	Asset Purchase Agreement, dated July 29, 2025, between the Company and MAVS Holdings LLC., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2025 and incorporated herein by reference.
10.3	Form of Securities Purchase Agreement, dated September 29, 2025, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2025 and incorporated herein by reference.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (the cover page from the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2025 is formatted in inline XBRL).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILO PHARMA, INC.

Dated: November 13, 2025	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2025	By:	/s/ Daniel Ryweck
	Name:	Daniel Ryweck
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)