Form 10-K
period 2025-12-31
Silo Pharma, Inc.
filed 2026-03-27
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2025 was approximately $5,325,513 based upon the closing price of the registrant’s common stock of $0.63 on the NASDAQ as of that date.

Number of shares of common stock outstanding as of March 27, 2026 was 14,166,593.

Documents incorporated by reference: None.

SILO PHARMA, INC.

FORM 10-K

DECEMBER 31, 2025

-i-

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

-ii-

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

Risks Related to our Financial Position and Need for Capital

●	We have only a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations.

●	We will require additional financing in the future to fund our operations; and

●	Raising additional capital may cause dilution to holders of our stockholders, restrict our operations or require us to relinquish certain rights

Risks Related to our Therapeutics Business

●	Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of any future therapeutic candidates are prolonged or delayed, we or our current or future collaborators may be unable to obtain required regulatory approvals, and therefore we will be unable to commercialize our future therapeutic candidates on a timely basis or at all, which will adversely affect our business.

●	Any therapeutic candidates we may develop in the future may be subject to controlled substance laws and regulations in the territories where the product will be marketed, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations governing controlled substances, may adversely affect the results of our business operations and our financial condition.

●	Any significant breaches in our compliance with U.S. and foreign laws and regulations, or changes in the laws and regulations may result in interruptions to our development activity or business continuity.

●	Our product candidates may contain controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding psilocybin or our current or future investigational therapies using psilocybin may negatively influence the success of these therapies.

●	Even if any of our future therapeutic candidates obtain regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense or penalties if we fail to comply with regulatory requirements.

●	We will depend on enrollment of patients in our clinical trials for our future therapeutic candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

●	We have never commercialized a therapeutic candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our therapies on our own or with suitable collaborators.

-iii-

●	The future commercial success of our future therapeutic candidates will depend on the degree of market access and acceptance of our potential therapies among healthcare professionals, patients, healthcare payors, health technology assessment bodies and the medical community at large.

●	We may become exposed to costly and damaging liability claims, and our product liability insurance may not cover all damages from such claims.

●	Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize any of our future therapeutic candidates and could have a material adverse effect on our business.

●	Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers may be subject, directly or indirectly, to U.S. federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, other healthcare laws and regulations and other foreign privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Risks Relating to Our Intellectual Property Rights

●	The failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively.

●	If we are unable to obtain and maintain patent protection for our products, or if the scope of the patent protection obtained is not sufficiently broad, competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products could be impaired.

●	If we fail to comply with our obligations in the agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose rights that are important to our business.

Risks Relating to Investing in Digital Securities

●	The launch of central bank digital currencies (“CBDCs”) may adversely impact our business.

●	Absent federal regulations, there is a possibility that any digital asset we acquire may be classified as a “security.” Any classification of any digital asset we acquire as a “security” would subject us to additional regulation and could materially impact the operation of our business.

●	If we were deemed to be an investment company under the 1940 Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

●	We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

●	Cryptocurrency assets are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

●	We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

●	If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to any of our acquired digital assets, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our Solana and our financial condition and results of operations could be materially adversely affected.

-iv-

●	The availability of spot exchange traded products (ETPs) for Bitcoin and other digital assets may adversely affect the market price of our common stock.

●	A temporary or permanent blockchain “fork” to a Digital Asset blockchain network could adversely affect our business.

●	Staking introduces a risk of loss of digital assets we stake, which could adversely affect the value of our common stock.

●	Staked digital assets may be inaccessible for a variable period of time, determined by a range of factors, which could result in certain liquidity risk to the Company.

●	We have limited history in generating staking revenues from digital assets, which could adversely affect our business, financial condition and operating results.

●	Competition from other companies staking and utilizing digital assets in their treasury plans.

●	We may fail to develop and execute successful investment or trading strategies.

●	We may make, or otherwise be subject to, trade errors.

Risks Related to Our Securities

●	We have never paid cash dividends and have no plans to pay cash dividends in the future.

●	If we fail to remain current in our reporting requirements, we could be removed from the NASDAQ which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

●	Our common stock could be subject to extreme volatility. Market and economic conditions may negatively impact our business, financial condition and share price.

●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

-v-

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “Silo,” “we,” “us,” and “our” refers to Silo Pharma, Inc. and its subsidiary.

ITEM 1. BUSINESS

Overview

We are a developmental stage biopharmaceutical and cryptocurrency company. Our therapeutics focus is on developing novel therapeutics that address underserved conditions including PTSD, stress-induced anxiety disorders, fibromyalgia, and central nervous system (CNS) diseases. We are focused on developing novel therapies that include conventional drugs and psychedelic formulations. The Company’s lead program, SPC-15, is an intranasal drug targeting PTSD and stress-induced anxiety disorders. SP-26 is a time-release ketamine-based loaded implant for fibromyalgia and chronic pain relief. Silo’s two preclinical programs are SPC-14, an intranasal compound for the treatment of Alzheimer’s disease, and SPU-16, a CNS-homing peptide targeting the central nervous system with initial research indication in multiple sclerosis (MS).

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

In addition, as more fully described below, we have entered into a license agreement with the University of Maryland, Baltimore, and developing a Ketamine polymer implant. In addition, we into a sponsored research agreement Columbia University for the study of ketamine in combination with other drugs for treatment of Alzheimer’s and depression disorders and we have also entered into an exclusive license agreement with Columbia under which we have rights to certain patents and inventions relating to the treatment of Alzheimer’s disease and stress-induced affective disorders using Ketamine in combination with certain other compounds.

We plan to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand our business to focus on this new line of business.

Product Candidates

We are currently focusing on four product candidates:

1.	SPC-15 for stress-indued psychiatric disorders, including PTSD and anxiety.

2.	SP-26 for treatments of fibromyalgia and chronic pain.

3.	SPC-14 for treatment of Alzheimer’s disease.

4.	SPU-16 for CNS disorders, initially targeting multiple sclerosis.

SPC-15: Intranasal Treatment for PTSD and Anxiety Disorders

Our lead product candidate, SPC-15, is designed as a novel serotonin 4 (5-HT4) receptor agonist that utilizes biomarkers for treatment of stress-induced psychiatric disorders such as PTSD and anxiety disorders. This innovative treatment is administered via an intranasal formulation, potentially qualifying for the FDA's streamlined 505(b)(2) regulatory pathway, which could expedite its approval process. We are actively collaborating with Columbia University, holding exclusive global rights to develop and commercialize SPC-15, pursuant to and that certain exclusive license agreement entered into with Columbia on July 1, 2024. See “----License Agreements between the Company and Vendor—Exclusive License Agreement with Columbia University.”

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

In March 2023, we filed a provisional patent application with the USPTO to use SP-26 for treatment of chronic pain, including fibromyalgia We intend to develop SP-26 following the Section 505(b)(2) regulatory pathway of the FDA rules. Section 505(b)(2) of the FDCA was enacted to enable sponsors to seek NDA approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon publicly available data with respect to our active ingredient in our NDA submission to the FDA for marketing approval.

Fibromyalgia affects approximately 4 million U.S. adults (2% of the population). We believe SP-26’s implant design provides a compelling non-opioid alternative to traditional pain management, improving dosage control compared to intravenous delivery.

SPC-14: Treatment for Alzheimer’s Disease

SPC-14 targets glutamate receptor NDMAR and serotonin 5-HT4 to address cognitive and neuropsychiatric symptoms in Alzheimer’s disease. Given the global Alzheimer’s therapeutics market is projected to exceed $30.8 billion by 2033, SPC-14 presents a promising opportunity. SPC-14 was developed under a sponsored research agreement with Columbia University See “Investigator-Sponsored Study Agreements between the Company and Vendors---Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders.” We have exclusive global rights to develop and commercialize SPC-14, pursuant to and that certain exclusive license agreement entered into with Columbia on July 1, 2024. See “----License Agreements between the Company and Vendor—Exclusive License Agreement with Columbia University.”. On October 13, 2022, we extended the term of the sponsored research agreement with Columbia to conduct further research studies into the mechanism of action of SPC-14 in the treatment of Alzheimer’s disease. In addition, we have been granted an option to license certain assets currently under development, including SPC-14 for the treatment of Alzheimer’s disease.

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

On July 8, 2025, we entered into a Termination, Commercial Evaluation License, and Option Agreement (the “July 2025 Termination and Option Agreement”) with UMB which terminates the UMB License Agreement, previously in effect between us and UMB, and provides us with an exclusive, non-transferable evaluation license, as well as an exclusive option to negotiate a new exclusive commercial license, with respect to certain intellectual property related to central nervous system-homing peptides (the “Invention” and related “Patent Rights”) that were previously licensed under the UMB License Agreement.

Pursuant to the July 2025 Termination and Option Agreement, we were granted an exclusive option (the “Option”), exercisable during the term of the July 2025 Agreement, to negotiate and obtain an exclusive, sublicensable, royalty-bearing license to the Invention and Patent Rights for the therapeutic treatment of neuroinflammatory disease worldwide. The Option may be exercised by (i) providing written notice and submitting an acceptable commercialization plan to UMB, and (ii) paying a $1,000 option fee, which is creditable against certain future expenses if a commercial license is executed. The Termination and Option Agreement was effective as of July 8, 2025, and will expire on March 31, 2026, unless earlier terminated or superseded by a new definitive license agreement upon exercise of the Option.

We believe SPU-16 provides a competitive advantage by using homing peptides to reduce toxicity while enhancing therapeutic payload delivery.

Product Development Pipeline

The following table summarizes our product development pipeline.

Cryptocurrency Treasury Strategy

Our strategy changed to include cryptocurrency treasury strategy in August 2025 to focus on the acquisition of leading digital assets. Management focused a portion of its resources in this cryptocurrency strategy. The Company’s crypto assets primarily include Bitcoin (BTC), Ethereum (ETH) and Solana (SOL), and liquid staked tokens consisting of Liquid Staked ETH (LsETH) and Marinade Solana (mSOL), tokens received when ETH and SOL was staked through a third-party protocol. The Company has ownership of and control over its crypto assets which are held through custodial arrangements with qualified third-party custodians. These custodians provide secure storage and safeguarding of the Company’s crypto assets. We participated in both native and liquid staking of its digital assets to generate yield. The Company’s role is that of a Delegator (a staker who does not run a validation node).

The Company has staked $98,584 of crypto assets, at cost as of December 31, 2025. The Company’s ability to sell or transfer staked digital assets is subject to restrictions related to unbonding periods, which are based on network traffic on the respective blockchains. As of December 31, 2025, all staked crypto assets could be unbonded within 2 to 3 days. As of December 31, 2025, the Company’s staked assets have near immediate terms. In exchange for staking the crypto assets on blockchain networks, the Company is entitled to a fractional share of the fixed digital asset award a third-party validator node receives for successfully validating or adding a block to the blockchain. As of December 31, 2025, the Company held $221,817 of crypto assets comprised of BTC, ETH, SOL, RSC and XRP, at fair value. The Company reflects these assets held at fair value on the consolidated balance sheets within the “crypto assets” line item. In determining the fair value of the crypto assets in accordance with ASC 820, the Company utilizes coinmarketcap.com or Coinbase as the principal market.

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

On July 8, 2025, we entered into July 2025 Termination and Option Agreement with UMB which terminates the UMB License Agreement, previously in effect between the us and UMB, and provides us with an exclusive, non-transferable evaluation license, as well as an exclusive option to negotiate a new exclusive commercial license, with respect to certain intellectual property related to central nervous system-homing peptides (the “Invention” and related “Patent Rights”) that were previously licensed under the UMB License Agreement.

Pursuant to the July 2025 Termination and Option Agreement, we were granted Option, exercisable during the term of the July 2025 Termination and Option Agreement, to negotiate and obtain an exclusive, sublicensable, royalty-bearing license to the Invention and Patent Rights for the therapeutic treatment of neuroinflammatory disease worldwide. The Option may be exercised by (i) providing written notice and submitting an acceptable commercialization plan to UMB, and (ii) paying a $1,000 option fee, which is creditable against certain future expenses if a commercial license is executed. The July 2025 Termination and Option Agreement was effective as of July 8, 2025, and will expire on March 31, 2026, unless earlier terminated or superseded by a new definitive license agreement upon exercise of the Option. We do not intent to extend the Option Agreement.

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

The Medspray intranasal technology is currently the delivery devise used in our PTSD therapeutic for nose to brain delivery. See SPC-15: Intranasal Treatment for PTSD and Anxiety Disorders above.

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

We continue to advance our development toward human clinical trials. We have completed various studies required to submit an IND application to advance our lead drug into the clinic. See SPC-15: Intranasal Treatment for PTSD and Anxiety Disorders above.

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

See SPC-14: Treatment for Alzheimer’s Disease above.

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

The studies have been completed and we are currently evaluating the viability of the data.

COVID-19

The prior outbreak of the novel Coronavirus (COVID-19) evolved into a global pandemic. COVID-19 spread to many regions of the world. The extent to which COVID-19 or any other pandemic impacts the Company’s business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the COVID-19 or any other pandemic and the actions to contain the pandemic or treat its impact, among others.

As a result of the outbreak of a pandemic, certain aspects of the Company’s business operations may be delayed or subject to interruptions. Specifically, as a result of the shelter-in-place orders and other mandated local travel restrictions, among other things, the research and development activities of certain of the Company’s partners may be affected, which may result in delays to the Company’s clinical trials, and the Company can provide no assurance as to when such trials, if delayed, will resume at this time or the revised timeline to complete trials once resumed.

Furthermore, site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If COVID-19 reemerges or another pandemic were to occur, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and the Company may be unable to conduct its clinical trials.

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

The spread of COVID-19 or any pandemic, which may cause a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on the Company’s business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may negatively impact the Company’s ability to access capital on favorable terms, if at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect the Company’s business and the value of its common stock.

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

Concentrations

Customer Concentration

For the years ended December 31, 2025 and 2024, one licensee accounted for 100% of our total revenues from customer license fees.

Vendor Concentrations

For the years ended December 31, 2025 and 2024, two licensors, UMB and Columbia, accounted for 100% of the Company’s vendor license agreements.

Competition

The rare disease therapeutics industry is characterized by many newly emerging and innovative technologies, intense competition and a strong emphasis on proprietary product rights. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and medical research organizations. Any product candidates that we may successfully develop and commercialize will compete with the standard of care and new therapies that may become available in the future.

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

Recent Developments

On February 20, 2026, the Company’s Board of Directors approved a stock repurchase program authorizing the purchase of up to $1 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2026. As of the date of this report, no shares have been repurchased under this plan.

Employees

As of March 27, 2026, we employed a total of three full-time employees and we utilize specialized consultants of which we have 3 consultants with yearly contracts and use others from time to time on an as-needed basis. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees and consultants.

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

In accordance with ASC 946, we made this change to our financial reporting prospectively and did not restate periods prior to our change in status to a non-investment company effective September 29, 2018. Accordingly, we may refer to both accounting in accordance with U.S. generally accepted accounting principles applicable to corporations (“Corporation Accounting”), which applied commencing September 29, 2018 and to that applicable to investment companies under the Investment Company Act (“Investment Company Accounting”) which applied to prior periods. We determined that there is no cumulative effect of the change from Investment Company Accounting to Corporation Accounting on periods prior to those presented, and that there is no effect on our financial position or results of operations as a result of this change.

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

On September 29, 2018, we entered into an Asset Purchase Agreement with Blind Faith Concepts Holdings, Inc. pursuant to which we completed the acquisition of 100% of the assets of NFID from the seller which consisted of three trademarks related to the NFID brand, the NFID website, shoe designs and samples, and the assumption of a one-year Brand Ambassador Agreement in exchange for 2,000,000 shares of our common stock. On September 30, 2021, we entered into and closed on an Asset Purchase Agreement (the “Asset Purchase Agreement) with NFID, LLC, a Florida limited liability company (the “Buyer”), whereby the Buyer purchased from us certain assets, properties, and rights in connection with the Company’s NFID trademark name, logos, domain, and apparel clothing and accessories for a purchase price of $60,000 in the form of a promissory note amounting to $60,000 and no longer conducts any NFID business.

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

Our Corporate Information

We were incorporated in the State of New York on July 13, 2010. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware. On December 19, 2023, the Company changed its state of incorporation from Delaware to Nevada. Our principal executive offices are located at 677 N Washington Blvd Sarasota Fl 34236 and our telephone number is (718) 400-9031.

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

We were incorporated in 2010 but started operating under our current business plan in September 2020 and have a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations. We may sustain losses in the future as we implement our business plan. We have not yet achieved positive cash flow on a monthly basis during any fiscal year including the fiscal year ended December 31, 2025, and there can be no assurance that we will ever generate revenues or operate profitably.

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

We currently have no therapies that are approved for commercial sale and may never be able to develop marketable therapies. We entered into license agreements with numerous companies and universities, including the University of Maryland, Baltimore and Columbia University. See “Item 1-Business---License Agreements between the Company and Vendor.” Accordingly, our business may depend on the successful regulatory approval of potential in-licensed product candidates. We cannot be certain that any of our product candidates will receive regulatory approval or that our therapies will be successfully commercialized even if we receive regulatory approval.

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

Despite the current status of psilocybin and psilocin as Schedule I controlled substances in the United States, there may be changes in the status of psilocybin or psilocin under the laws of certain U.S. cities or states. In Oregon, psilocybin services are legal under a state licensing framework and in Colorado, state law authorizes regulated “natural medicine” services (including psilocybin/psilocyn) with licensed facilities and facilitators (rolling implementation) and also provides certain personal-use allowances under state law, but commercial sales outside the regulated framework remain illegal. In addition, some U.S. cities have decriminalized psilocybin since (including Oakland, California; Santa Cruz, California; Ann Arbor and Detroit, Michigan; Cambridge, Massachusetts; and Somerville, Massachusetts, Seattle and Port Townsend, Washington, and the state of Maine).

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

If we enter into arrangements with third parties to perform market access and commercial services for any approved therapies, the revenue or the profitability of these revenues to us could be lower than if we were to commercialize any therapies that we develop ourselves. Such collaborative arrangements may place the commercialization of any approved therapies outside of our control and would make us subject to a number of risks including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our therapies or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy. We may not be successful in entering into arrangements with third parties to commercialize our therapies or may be unable to do so on terms that are favorable to us. Acceptable third parties may fail to devote the necessary resources and attention to commercialize our therapies effectively, to set up sufficient number of treatment centers in third-party therapy sites, or to recruit, train and retain adequate number of therapists to administer our therapies.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business. This uncertainty is heightened by President Biden’s January 28, 2021 Executive Order on Strengthening Medicaid and the Affordable Care Act which indicated that the Biden Administration may significantly modify the ACA and potentially revoke any changes implemented by the Trump Administration. It is also possible that President Biden will further reform the ACA and other federal programs in manner that may impact our operations. The Biden Administration has indicated that a goal of its administration is to expand and support Medicaid and the ACA and to make high-quality healthcare accessible and affordable. The potential increase in patients covered by government funded insurance may impact our pricing. Further, it is possible that the Biden Administration may further increase the scrutiny on drug pricing. The ACA continues to be challenged in court and it is unclear how any future litigation and the healthcare reform measures of the Biden administration will impact the ACA. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for pharmaceutical manufacturers and Medicare beneficiaries, including allowing the federal government to negotiate drug prices for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring drug companies to pay rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, capping out-of-pocket spending for Medicare Part D enrollees and making additional changes to Medicare Part D to further reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The Biden administration released an additional executive order on October 14, 2022, requiring the U.S. Department of Health & Human Services (“HHS”) to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. The One Big Beautiful Bill Act, which was signed into law in July 2025, includes provisions that will impact the U.S. healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the U.S., or that increase generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the U.S. The impact of ongoing and future judicial challenges, as well as future legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration, including the Department of Government Efficiency, on our company and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control prescription drug pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services.

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

We intend to only acquire digital assets that we believe would not be considered a “security” by the SEC and other U.S. federal or state regulator publicly stated may not agree our assessment. Despite the Trump Administration’s Executive Order titled “Strengthening American Leadership in Digital Financial Technology” which includes as an objective, “protecting and promoting the ability of individual citizens and private sector entities alike to access and to maintain self-custody of digital assets,” leading digital assets that we may acquire, may not be classified with respect to U.S. federal securities laws. Therefore, while (for the reasons discussed below) we intend to only invest in leading digital assets, that we conclude are not a “security” within the meaning of the U.S. federal securities laws, and registration of the Company under The Investment Company Act of 1940, as amended (the “1940 Act”) is therefore not required under the applicable securities laws, we acknowledge that a regulatory body or federal court may determine otherwise. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that any leading digital asset we acquire is a “security” which would require us to register as an investment company under the 1940 Act.

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

Risks Relating to Our Securities

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

As previously disclosed on a Current Report on Form 8-K filed by us on July 3, 2025, we received a notification from The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Specifically, Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Therefore, in accordance with Listing Rule 5810(c)(3)(A), we were provided 180 calendar days, or until December 24, 2025, to regain compliance with the Rule. Subsequently, on December 24, 2025, Nasdaq determined the Company was eligible for an additional 180 calendar days, or until June 22, 2026, to regain compliance with the Rule. If we fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which as will have an opportunity to appeal the delisting determination to a Hearings Panel.

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

The total number of preferred stock that we are authorized to issue is 5,000,000 shares, none of which are issued and outstanding as of March 27, 2026. Pursuant to authority granted by our Certificate of Incorporation, our board of directors, without any action or approval by our stockholders, may issue preferred stock in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the holders of shares of our common stock. The designation and issuance of shares of capital stock having preferential rights could materially adversely affect the rights of the holders of our common stock. In addition, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders.

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

As of March 27, 2026, we have issued and outstanding options to purchase 522,850 common stock with a weighted average exercise price of $0.84 per share and warrants to purchase 10,239,831 shares of common stock with a weighted average exercise price of $1.41 per share. In addition, we have 1,543,063 shares of common stock available for future issuance under our Amended and Restated 2020 Omnibus Equity Incentive Plan, as amended. Because the market for our common stock may be thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock. Furthermore, the mere existence of a significant number of shares of common stock issuable upon exercise of our outstanding securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

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

Our management has concluded that our internal controls over financial reporting are effective as of December 31, 2025. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at 677 N. Washington Boulevard Sarasota, FL. We pay approximately $80 per month in rent for such space on a month-to-month lease basis. We believe that our current office space will be adequate for the foreseeable future.

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

Security Holders

As of March 27, 2026, there were 96 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Stock Repurchase Program

On January 26, 2023, our Board of Directors authorized a stock repurchase plan to repurchase up to $1.0 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2023. On January 9, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024. On April 4, 2024, the Company’s Board of Directors approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1.0 million of the Company’s common stock until April 30, 2024. In aggregate, during the years ended December 31, 2024 and 2023, the Company repurchased a total of 355,710 shares of its common stock for a total cost of $644,234 pursuant to its Stock Repurchase Program. During the year ended December 31, 2024, 355,710 shares treasury shares for a cost of $644,234 were cancelled. As of December 31, 2025 and 2024, there were no treasury shares outstanding.

On February 20, 2026, the Company approved a stock repurchase program authorizing the purchase of up to $1 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2026. As of the date of this report, no shares have been repurchased under this plan.

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

In addition, as more fully described below, we have entered into a license agreement with the University of Maryland, Baltimore, and developing a Ketamine polymer implant. In addition, we into a sponsored research agreement Columbia University for the study of ketamine in combination with other drugs for treatment of Alzheimer’s and depression disorders and we have also entered into an exclusive license agreement with Columbia under which we have rights to certain patents and inventions relating to the treatment of Alzheimer’s disease and stress-induced affective disorders using Ketamine in combination with certain other compounds.

We plan to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand our business to focus on this new line of business.

Product Candidates

We are currently focusing on four product candidates:

1.	SPC-15 for stress-indued psychiatric disorders, including PTSD and anxiety.

2.	SP-26 for treatments of fibromyalgia and chronic pain.

3.	SPC-14 for treatment of Alzheimer’s disease.

4.	SPU-16 for CNS disorders, initially targeting multiple sclerosis.

SPC-15: Intranasal Treatment for PTSD and Anxiety Disorders

Our lead product candidate, SPC-15, is designed as a novel serotonin 4 (5-HT4) receptor agonist that utilizes biomarkers for treatment of stress-induced psychiatric disorders such as PTSD and anxiety disorders. This innovative treatment is administered via an intranasal formulation, potentially qualifying for the FDA's streamlined 505(b)(2) regulatory pathway, which could expedite its approval process. We are actively collaborating with Columbia University, holding exclusive global rights to develop and commercialize SPC-15, pursuant to and that certain exclusive license agreement entered into with Columbia on July 1, 2024. See “----License Agreements between the Company and Vendor—Exclusive License Agreement with Columbia University.”

On November 15, 2023, we entered an exclusive license agreement with Medspray Pharma BV for its proprietary patented soft mist nasal spray technology, as the delivery mechanism for SPC-15, which agreement has an effective date of October 31, 2023. Preclinical and formulation studies were completed in the first half of 2024 and on June 4, 2024 the Company submitted a pre-Investigational New Drug (pre-IND) briefing package and meeting request to the U.S. Food and Drug Administration (FDA) for SPC-15, Silo’s intranasal prophylactic treatment for post-traumatic stress disorder (PTSD) and stress-induced anxiety disorder. In September 2024, we had a pre-IND meeting with the FDA to align on the 505(b)(2) regulatory pathway for approval of SPC-15 and review our proposed plan to support opening an IND.

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

In March 2023, we filed a provisional patent application with the USPTO to use SP-26 for treatment of chronic pain, including fibromyalgia We intend to develop SP-26 following the Section 505(b)(2) regulatory pathway of the FDA rules. Section 505(b)(2) of the FDCA was enacted to enable sponsors to seek NDA approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon publicly available data with respect to our active ingredient in our NDA submission to the FDA for marketing approval.

Fibromyalgia affects approximately 4 million U.S. adults (2% of the population). We believe SP-26’s implant design provides a compelling non-opioid alternative to traditional pain management, improving dosage control compared to intravenous delivery.

SPC-14: Treatment for Alzheimer’s Disease

SPC-14 targets glutamate receptor NDMAR and serotonin 5-HT4 to address cognitive and neuropsychiatric symptoms in Alzheimer’s disease. Given the global Alzheimer’s therapeutics market is projected to exceed $30.8 billion by 2033, SPC-14 presents a promising opportunity. SPC-14 was developed under a sponsored research agreement with Columbia University See “Investigator-Sponsored Study Agreements between the Company and Vendors---Sponsored Research Agreement with Columbia University for the Study of Ketamine in Combination with Other Drugs for Treatment of Alzheimer’s and Depression Disorders,” and we have exclusive global rights to develop and commercialize SPC-14, pursuant to and that certain exclusive license agreement entered into with Columbia on July 1, 2024. See “----License Agreements between the Company and Vendor—Exclusive License Agreement with Columbia University.”. On October 13, 2022, we extended the term of the sponsored research agreement with Columbia to conduct further research studies into the mechanism of action of SPC-14 in the treatment of Alzheimer’s disease. In addition, we have been granted an option to license certain assets currently under development, including SPC-14 for the treatment of Alzheimer’s disease.

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

On July 8, 2025, we entered into July 2025 Termination and Option Agreement with UMB which terminates the UMB License Agreement, previously in effect between us and UMB, and provides us with an exclusive, non-transferable evaluation license, as well as an exclusive option to negotiate a new exclusive commercial license, with respect to certain intellectual property related to central nervous system-homing peptides (the “Invention” and related “Patent Rights”) that were previously licensed under the UMB License Agreement.

Pursuant to the July 2025 Termination and Option Agreement, we were granted Option, exercisable during the term of the July 2025 Termination and Option Agreement, to negotiate and obtain an exclusive, sublicensable, royalty-bearing license to the Invention and Patent Rights for the therapeutic treatment of neuroinflammatory disease worldwide. The Option may be exercised by (i) providing written notice and submitting an acceptable commercialization plan to UMB, and (ii) paying a $1,000 option fee, which is creditable against certain future expenses if a commercial license is executed. The July 2025 Termination and Option Agreement was effective as of July 8, 2025, and will expire on March 31, 2026, unless earlier terminated or superseded by a new definitive license agreement upon exercise of the Option.

We believe SPU-16 provides a competitive advantage by using homing peptides to reduce toxicity while enhancing therapeutic payload delivery.

Stock Repurchase Plan

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2023. On January 9, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024 and on April 4, 2024, the Stock Repurchase Plan was extended to April 30. During the year ended December 31, 2023, the Company purchased 252,855 shares of common stock for a cost of $471,121, which is reflected in treasury stock on the accompanying consolidated balance sheet. During the year ended December 31, 2024, the Company purchased 102,855 shares of common stock for a cost of $173,113. In aggregate, during the years ended December 31, 2024 and 2023, the Company repurchased a total of 355,710 shares of its common stock for a total cost of $644,234 pursuant to its Stock Repurchase Program. During the year ended December 31, 2024, all 355,710 shares treasury shares with a cost of $644,234 were cancelled. As of December 31, 2025 and 2024, there were no treasury shares outstanding.

On February 20, 2026, the Company’s Board of Directors approved a stock repurchase program authorizing the purchase of up to $1 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2026. As of the date of this report, no shares have been repurchased under this plan.

Results of Operations

Comparison of Our Results of Operations for the Years Ended December 31, 2025 and 2024

The following table summarizes the results of operations for the years ending December 31, 2025 and 2024 and were based primarily on the comparative audited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this report.

	Years Ended December 31,
	2025	2024
Revenues	$72,102	$72,102
Cost of revenues	44,295	5,838
Gross profit	27,807	66,264
Operating expenses	4,308,469	4,771,958
Operating loss from continuing operations	(4,280,662)	(4,705,694)
Other income, net	52,964	312,814
Provision for income taxes	-	-
Net loss	$(4,227,698)	$(4,392,880)

Revenues

During the years ended December 31, 2025 and 2024, we generated minimal revenues from operations. For the years ended December 31, 2025 and 2024, revenues amounted to $72,102 and $72,102, respectively. Such revenues are related to the Aikido License and Sublicense Agreement and are recognized over the estimated 15-year term of the related UMB license agreement.

Cost of Revenues

During the years ended December 31, 2025 and 2024, cost of revenues amounted to $44,295 and $5,838, respectively. Cost of revenues consisted of license fees related to the UMB License and Sublicense Agreement, which are being amortized into cost of revenues. Effective July 8, 2025, the estimated useful lives of the unamortized license and sublicense fees were changed to reflect the termination of the Master License Agreement and the expiration of the subsequent Option Agreement on March 31, 2026, resulting in accelerated amortization expense during the year ended December 31, 2025.

Operating Expenses

For the years ended December 31, 2025 and 2024, total operating expenses consisted of the following:

	For the Years Ended December 31,
	2025	2024
Compensation expense	$830,322	$906,773
Professional fees	1,058,609	1,198,745
Research and development	2,160,829	2,368,156
Other selling, general and administrative expenses	258,709	298,284
Total	$4,308,469	$4,771,958

●	Compensation Expense:

For the years ended December 31, 2025 and 2024, compensation expense was $830,322 and $906,773, respectively, a decrease of $76,451, or 8.4%. This decrease primarily resulted from a decrease in executive bonus of $225,000, offset by an increase in stock-based compensation of $117,021 related to the accretion of stock option expense, and an increase in employee benefit expenses of $31,528.

●	Professional Fees:

For the years ended December 31, 2025 and 2024, professional fees were $1,058,609 and $1,198,745, respectively, a decrease of $140,136, or 11.7%. The decrease was primarily attributable to a decrease in consulting fees of $32,757, and a decrease in investor relation fees of $131,571, offset by an increase in legal fees of $4,200 and an increase in accounting and auditing fees of $19,992.

●	Research and Development:

For the year ended December 31, 2025 and 2024, we incurred research and development expense of $2,160,829 and $2,368,156, respectively, a decrease of $207,327, or 8.7%. This decrease was attributable to a decrease research and development expense associated with our various studies of $456,009 and a decrease in research related consulting fees of $269,568, offset by an increase in acquired software applications of $518,250. On July 29, 2025, we entered into an asset purchase agreement (the “Agreement”) with MAVS Holdings LLC (the “Seller”). Pursuant to the Agreement, the Seller agreed to sell, and we agreed to purchase, certain software of the web-based application currently marketed as “r2crypto.com” and the domain names socialscan.info, coinfeel.net, and r2crypto.com (the “Purchased Assets”). In consideration for the Purchased Assets, we issued to the Seller 750,000 shares of our common stock, which were valued at $518,250 or $0.69 per share, based on the quoted closing stock price on July 29, 2025. Due to the nature of the Purchased Assets and their lack of an established alternative future use, the fair value of the common stock issued was recorded as research and development expense of $518,250 during the year ended December 31, 2025.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

*	fees related to in-licensed products and technology;

*	expenses incurred under agreements with CROs, investigative sites and consultants that conduct our clinical trials and a substantial portion of our pre-clinical activities;

*	the cost of acquiring and manufacturing clinical trial materials; and

*	costs associated with non-clinical activities and regulatory approvals.

●	Other Selling, General and Administrative Expenses:

Other selling, general and administrative expenses include advertising and promotion, insurance expenses, patent related expenses, public company expenses, custodian fees, bank service charges, travel, and other office expenses.

For the years ended December 31, 2025 and 2024, selling, general and administrative expenses were $258,709 and $298,284, respectively, a decrease of $39,575, or 13.3%. The decrease was primarily attributed to a decrease in proxy meeting fees of $18,377, a decrease in transfer agent fees of $13,395, and a decrease in other selling, general and administrative fees of $7,803.

Loss from Operations

For the years ended December 31, 2025 and 2024, loss from operations amounted to $4,280,662 and $4,705,694 respectively, a decrease of $425,032 or 9.0%. The decrease was primarily a result of the changes in operating expenses discussed above.

Other Income (Expenses), net

For the year ended December 31, 2025 and 2024, other income, net amounted to $52,964 and $312,814, respectively, a decrease of $259,850, or 83.1%. The decrease in other income, net was primarily due to a decrease in interest and dividend income of $139,253, an increase in unrealized loss on crypto assets of $64,608, increase in impairment loss on crypto assets of $39,916, and an increase in interest expense of $32,218, offset by a decrease in foreign currency transaction loss of $14,242 and an increase in other income of $5,143.

Net Loss

For the year ended December 31, 2025, net loss amounted to $4,227,698, or $0.50 per common share (basic and diluted), as compared to net loss amounted to $4,392,880 or $1.19 per common share (basic and diluted) for the year ended December 31, 2024, a decrease of $165,182, or 3.8%. The change was primarily a result of the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $6,737,542, short-term investments of $2,110,065, crypto assets, at fair value of $221,817, crypto assets, at cost of $98,584, and $4,748,700 in cash and cash equivalents as of December 31, 2025. We had a working capital of $5,455,483, $3,174,724 in short-term investments, and $3,905,799 in cash and cash equivalents as of December 31, 2024.

	December 31, 2025	December 31, 2024	Working Capital Change	Percentage Change
Working capital:
Total current assets	$7,387,725	$7,111,480	$276,245	4%
Total current liabilities	(650,183)	(1,655,997)	1,005,814	61%
Working capital	$6,737,542	$5,455,483	$1,282,059	24%

The increase in working capital of $1,282,059 was primarily attributable to an increase in current assets of $276,425 primarily due to an increase in cash and cash equivalents of approximately $842,901, an increase in crypto assets, at fair value of $221,817, an increase in crypto assets, at cost of $98,584, an increase in prepaid expenses and other current assets of $177,602, and a decrease in accounts payable and accrued expenses of $1,005,814, offset by a decrease in short-term investments of approximately $1,064,659.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(4,661,339)	$(3,833,914)
Net cash provided by (used in) investing activities	644,021	973,777
Net cash provided by (used in) financing activities	4,860,219	3,241,628
Net increase (decrease) in cash and cash equivalents	$842,901	$381,491

Net Cash Used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2025 and 2024 were $4,661,339 and $3,833,914, respectively, an increase of $827,425, or 21.6%.

●	Net cash used in operating activities for the year ended December 31, 2025 primarily reflected a net loss of $4,227,698, adjusted for the add-back of non-cash items such as amortization expense of $11,440, net realized gain on short-term investments of $3,911, unrealized loss on short-term investments of $3,240, staking income on crypto assets of $207, unrealized loss on crypto assets of $64,608, impairment loss on crypto assets of $39,916, stock-based compensation of $117,021 and non-cash in process research and development expense of $518,225, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $118,457, a decrease in accounts payable and accrued expenses of $993,414, and a decrease in deferred revenue of $72,102.

●	Net cash used in operating activities for the year ended December 31, 2024 primarily reflected a net loss of $4,392,880, adjusted for the add-back of non-cash items such as amortization expense of $6,185 and net realized loss on short-term investments of $1,025, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $9,149, an increase in accounts payable and accrued expenses of $633,007, and a decrease in deferred revenue of $72,102.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the years ended December 31, 2025 and 2024 were $644,021 and $973,777, respectively, a decrease of $329,756, or 33.9%.

●	Net cash provided by investing activities for the year ended December 31, 2025 was $644,021 which consisted of proceeds from the sale of short-term investments of $1,315,653, offset by aggregate payments for the purchase of short-term investments of $246,914 and the purchase of crypto assets of $424,718.

●	Net cash provided by investing activities for the year ended December 31, 2024 was $973,777 which consisted of proceeds from the sale of short-term investments of $1,149,320, offset by aggregate payments for the purchase of short-term investments of $175,543.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities for the years ended December 31, 2025 and 2024 were $4,860,219 and $3,241,628, respectively, an increase of $1,618,591, or 49.9%.

●	Net cash provided by financing activities for the year ended December 31, 2025 was $4,860,219 which consisted of net proceeds from sale of common stock and pre-funded warrants of $3,725,236 and proceeds from the exercise of warrants and pre-funded warrants of $1,134,983.

●	Net cash provided by financing activities for the year ended December 31, 2024 was $3,241,628 which consisted of net proceeds from sale of common stock and pre-funded warrants of $1,673,216, net proceeds from sale of common stock and warrants of $1,741,522 and proceeds from the exercise of pre-funded warrants of $3, offset by the purchase of treasury stock of $173,113.

Cash Requirements

We believe that our current cash and cash equivalent amount and short-term investment amount will provide sufficient cash required to meet our obligations for a minimum of twelve months from the date of this filing.

Other than cash requirements pursuant to research and development agreements, we currently have no other material commitments for any capital expenditures.

Liquidity

As reflected in the accompanying consolidated financial statements, we generated a net loss of $4,227,698 and used cash in operations of $4,661,339 during the year ended December 31, 2025. Additionally, we have an accumulated deficit of $19,492,389 on December 31, 2025. As of December 31, 2025, we had working capital of $6,737,542.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates

Crypto Assets

The Company’s crypto assets primarily include Bitcoin (BTC), Ethereum (ETH) and Solana (SOL), and liquid staked tokens consisting of Liquid Staked ETH (LsETH) and Marinade Solana (mSOL), tokens received when ETH and SOL was staked through a third-party protocol. The Company has ownership of and control over its crypto assets which are held through custodial arrangements with qualified third-party custodians. These custodians provide secure storage and safeguarding of the Company’s crypto assets.

The Company distinguishes between crypto assets which fall within the scope of ASC 350-60, Accounting for and Disclosure of Crypto Assets, and those which do not. The Company refers to crypto assets which fall within the scope of ASC 350-60 (BTC, ETH, USDC, SOL, XRP and RSC) as “crypto assets, at fair value.” Crypto assets which do not fall within the scope of ASC 350-60 (LsETH and mSOL) are referred to as “crypto assets, at cost.”

Crypto Assets, at Fair Value

Crypto assets that fall within the scope of ASC 350-60, such as BTC, ETH, SOL, native staked SOL, RSC and XRP, which are actively traded on public exchanges, are initially recorded at cost, which represents the cash, cash equivalents, or other financial assets paid to acquire the asset, including transaction fees.

Crypto assets are subsequently measured in accordance with ASC 350-60, at fair value in the statement of operations with unrealized gains and losses resulting from changes in fair value recognized in net income or loss. The Company determines and records at each reporting period the fair value of its crypto assets in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the coinmarketcap.com or Coinbase exchange, the active exchange that the Company has determined is its principal market (Level 1 inputs). Changes in the fair value are recognized in net income (loss) within “Unrealized gain (loss) on crypto assets”, while realized gains and losses from the derecognition of crypto assets are included in “Realized gain (loss) on crypto assets, net” in the Company’s consolidated statements of operations. The Company applies a weighted average cost methodology to assign costs for purposes of determining crypto assets held and realized gains and losses.

Purchases and sales of crypto assets are reflected as cash flows from investing activities in the consolidated statements of cash flows. Contributions of crypto assets received in connection with deposits of ETH and SOL into a liquid staking protocol are presented as non-cash investing and financing activities.

Crypto Assets, at Cost

Crypto assets, at cost are recognized at fair value on the date received, which becomes their cost basis. Crypto assets at cost, such as LsETH and mSOL, do not fall in the scope of ASC 350-60 for subsequent measurement. LsETH and mSOL represent receipt tokens, which in general and by design, grants the holder an enforceable right to redeem ETH or SOL for which it was exchanged. Therefore, it fails the ‘other goods and services criterion’ in ASC 350-60-15-1(b) and is outside the scope of ASC 350-60. Crypto assets, at cost are therefore subsequently measured at cost, net of any impairment losses incurred since acquisition, in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill.

The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices in the Company’s principal market, indicate that it is more likely than not that any of the assets are impaired. The quoted (unadjusted) prices on the coinmarketcap.com or the Coinbase exchange, the active exchange that the Company has determined as its principal market, are used in the analysis. If the carrying value of LsETH and mSOL exceeds that end of period quoted price, an impairment loss has occurred in the amount equal to the difference between its carrying value and such period end closing price. Impairment losses are recognized in the period in which the impairment occurs and are reflected within “Impairment loss on crypto assets, at cost” in the Company’s consolidated statements of operations. The impaired crypto assets are written down to their fair value at the time of impairment and this becomes the new cost basis for those assets. The cost basis of LsETH or mSOL will not be adjusted upward for any subsequent increase in fair value.

Staking Activities

The Company participates in both native and liquid staking of its digital assets to generate yield. The Company’s role is that of a Delegator (a staker who does not run a validation node).

Native Staking

The Company participates in native staking exclusively as a delegator through third-party validators. The Company delegates SOL to validators, either directly or through third party asset managers, who operate nodes on the Solana network to validate transactions and add blocks to the blockchain. In return for delegating SOL to validators, the Company is entitled to a portion of the protocol-level rewards, comprising both consensus- and execution layer components received by the validators, in the form of SOL tokens, calculated based on the Company’s proportion of the total SOL staked. When the Company stakes SOL natively, the SOL does not remain in the Company’s custodial wallet, but is instead deposited into Solana’s staking deposit smart contract, which is required for participation in SOL staking as a delegator. Native staked SOL are not derecognized because their deposit into the smart contract does not give any other entity the right or ability to direct their use (for example, sell, lend, pledge or otherwise use those SOL) and the staked SOL may be withdrawn at any time by the delegator through the use of private withdrawal keys, subject only to protocol-defined withdrawal and exit queue mechanics. The withdrawal credentials in the smart contract are designated to the Company’s custodian who holds the Company’s SOL solely for the Company’s benefit and does not obtain control of the Company’s SOL via their custodial services. Native staked SOL are therefore not derecognized.

Rewards from native staking activities fall outside the scope of ASC 606, Revenue from Contracts as these activities do not represent an output of the Company’s ordinary activities. Therefore, we reflect any such rewards received as other income on the accompanying consolidated statements.. In this case the Company’s performance obligation is the provision of our validation rights to the validators, from which we earn variable consideration, in the form of SOL, which is non-cash consideration, measured at the fair value of SOL as of contract inception based on the quoted (unadjusted) prices on coinmarketcap.com or the Coinbase exchange, the active exchange that the Company has determined is its principal market. Revenue is recognized at the point in time when the Solana network confirms that the validation is complete. As a delegator, the Company has concluded it is not the principal to the block validation service provided to the Solana Network; it is the validators that control the service. Instead, the Company’s service is one of providing the use of its SOL by the validators to increase their validation opportunities. Consequently, the Company records staking revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled after validator commissions are paid to the custodians. During the year ended December 31, 2025, staking income from native staking activities amounted to $207, which has been reflected as other income.

Liquid Staking

The Company also participates in liquid staking through a liquid staking protocol. One key difference and intended benefit of liquid staking versus native staking is that it allows the Company to earn staking rewards, like native staking, but provides liquidity and the ability to enter into other transactions through the use of receipt token. Instead of directly locking ETH or SOL into the respective staking deposit contract, the Company deposits ETH or SOL through its custodian into the liquid staking protocol’s smart contract. The liquid staking protocol then controls the ETH or SOL for deposit into the respective staking deposit contract and further delegation to its chosen validators. In exchange for staking its ETH or SOL, the Company receives LsETH or mSOL, freely transferable liquid staking receipt tokens, which enables participation in decentralized finance (DeFi) and other crypto markets while the underlying ETH or SOL remains staked on Ethereum or SOL. Upon staking ETH or SOL through the liquid staking protocol, the ETH or SOL is derecognized because the liquid staking protocol obtains the ability to deploy and direct its use, and the LsETH token or mSOL token received concurrently is then recognized. Any gain or loss on the derecognition of ETH or SOL and the recognition of the LsETH or mSOL is recognized in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) based on the difference between the carrying amount of the ETH or SOL staked and the fair value of the LsETH received or mSOL; and shall be included in “Realized gain or loss on crypto assets” in the Company’s consolidated statements of operations.

Staking rewards in the form of ETH or SOL are only received upon redemption of LsETH or mSOL. During the year ended December 31, 2025, no liquid staking rewards were received.

Since LsETH and mSOL are accounted for under ASC 350-30, any increases in LsETH and mSOL fair value while the Company remains staked with the liquid staking protocols, are not recognized. There is no ongoing performance obligation following the staking of ETH or SOL through the liquid staking protocol. Additionally, LsETH and mSOL are non-rebasing tokens, meaning its quantity remains fixed over time. Staking rewards are not continuously reflected in token balances but are instead realized separately. Staking rewards are therefore recognized only when the LsETH or mSOL is redeemed, measured at the fair value of ETH or SOL at contract inception, which is when the ETH or SOL were staked. Staking rewards on LsETH or mSOL shall be included in “Staking income on crypto assets” in the Company’s consolidated statements of operations. Gain or loss resulting from the difference between the carrying amount of the LsETH or mSOL redeemed and the fair value of ETH or SOL received at redemption (i.e., excluding staking rewards), shall be included in “Realized gain or loss on crypto assets” in the Company’s consolidated statements of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2025, our internal control over financial reporting are effective.

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

ITEM 9B. OTHER INFORMATION.

During our last fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this annual report.

All directors shall serve until the next 2026 annual meeting of stockholders.

Name	Age	Position
Eric Weisblum	56	Chairman, Chief Executive Officer, President, and Director
Daniel Ryweck	61	Chief Financial Officer
Wayne D. Linsley	70	Director
Dr. Kevin Muñoz	48	Director
Jeff Pavell	60	Director

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

Wayne D. Linsley

Wayne D. Linsley has served as a director of the Company since January 2020. Mr. Linsley has over 40 years of experience in business management. Since April 2020, Mr. Linsley has served as a member of the board of directors of Hoth Therapeutics, Inc. (NASDAQ: HOTH), a clinical-stage biopharmaceutical company. Since August 2021, Mr. Linsley has served as a member of the board of directors of Myseum, Inc. (NASDAQ: MYSE), a communication software company. From 2014 to September 2021, Mr. Linsley served as the Vice President of Operations at CFO Oncall, Inc., a company that provides financial reporting and controller services on an outsourced basis and previously, from 2012 to 2014, Mr. Linsley worked at CFO Oncall, Inc. as an independent contractor. Mr. Linsley holds Bachelor of Science degree in Business Administration from Siena College. We believe that Mr. Linsley is qualified to serve as a member of our board of directors because of his experience as a director of public companies and background in financial reporting.

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

Board Composition

Our board of directors currently consists of four members, all of whom are members pursuant to the board composition provisions of our current articles of incorporation and agreements with our stockholders, and who will remain members pursuant to the board composition provisions of our amended and restated certificate of incorporation, as amended.

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

Director Independence. Our board of directors has determined that all members of our board of directors are independent directors, with the exception of Eric Weisblum, including for purposes of Nasdaq Listing Rule 5605(a)(2)and relevant federal securities laws and regulations.

The board of directors held a total of 4 meetings and took action by written consent or electronically on 15 occasions during the year ended December 31, 2025. All directors attended all of the meetings of the Board of Directors. No annual meeting was held during the year ended December 31, 2025, and all relevant matters were approved by stockholder consent. Our policy is to encourage all directors to attend our annual meetings of stockholders.

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

Our audit committee held 5 meetings and took action by written consent or electronically on 10 occasions during the year ended December 31, 2025. All members of the audit committee attended all of the meetings while they were members of the audit committee. The Audit Committee Charter is available on the Company’s website.

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

In the performance of this oversight function, the Audit Committee has reviewed and discussed the audited financial statements for the fiscal Year Ended December 31, 2025 with management, and has discussed with the independent auditors the matters required to be discussed by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard, AS 1301, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on its review, discussions, and related deliberations, the Audit Committee recommended to the board of directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for filing with the SEC.

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

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee referred to above and in the Audit Committee Charter, the Audit Committee recommended to the Board that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission.

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

Our compensation committee held no meetings and took action by written consent or electronically on 4 occasions during the year ended December 31, 2025. All members of the compensation committee attended all of the meetings while they were members of the compensation committee. The Compensation Committee Charter is available on the Company’s website.

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

Our nominating and corporate governance committee held no meetings and took action by written consent or electronically on 1 occasion during the year ended December 31, 2025. All members of the nominating and corporate governance committee attended all of the meetings while they were members of the nominating and corporate governance committee. The board of directors has adopted a written charter for the nominating and governance committee. The Nominating and Corporate Governance Committee Charter is available on the Company’s website.

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

Cryptocurrency Advisory Board

On August 4, 2025, the Company’s Board of Directors approved the establishment of a cryptocurrency advisory board (the “Crypto Advisory Board”) which will initially consists of up to three (3) members in connection with the Company’s cryptocurrency treasury strategy. On August 4, 2025, the Board appointed Corwin Yu as the initial member of the Crypto Advisory Board.

Corwin Yu is a senior technology and trading executive with over 20 years of experience building and managing mission-critical systems for institutional finance. Mr. Yu currently serves as Global Head of Digital Assets at fintech company TSImagine, and previously he was the founding Chief Technology Officer of MARKTS, one of the first institutional crypto trading platforms. In addition to these leadership roles, his prior experience spanned PIMCO, Credit Suisse, hedge funds and digital asset firms. As a proven leader in cryptocurrency trading infrastructure, fund management, and regulatory compliance, Mr. Yu has an extensive background in deploying scalable cloud-native platforms and overseeing cross-asset trading strategies. His track record includes founding and scaling digital asset trading platforms, managing global engineering and DevOps teams, and delivering secure and compliant crypto custody and treasury solutions.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.

To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2025, we believe that our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2025.

Insider Trading Policy and Anti-hedging

We have adopted an Insider Trading Policy that applies to our officers, directors and all other employees (including temporary employees) of, or consultants to, the Company or its subsidiaries, as well as family members of such persons. As part of our Insider Trading Policy, all of our officers, directors, employees and consultants and family members or others sharing a household with any of the foregoing or that may have access to material non-public information regarding our Company are prohibited from engaging in short sales of our securities, any hedging or monetization transactions involving our securities and in transactions involving puts, calls or other derivative securities based on our securities. Our Insider Trading Policy further prohibits such persons from purchasing our securities on margin, borrowing against any account in which our securities are held or pledging our securities as collateral for a loan unless pre-cleared by our Insider Trading Compliance Officer. As of December 31, 2025, none of our directors or executive officers had pledged any shares of our common stock.

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our principal executive officer and our principal financial officer during the year ended December 31, 2025 and 2024 (each a “named executive officer”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Eric Weisblum,
Chief Executive	2025	350,000	—	—	83,782	—	—	87,968	521,750
Officer (1)	2024	350,000	200,000	—	—	—	—	80,051	630,051

Daniel Ryweck,	2025	60,000	—	—	20,946	—	—	28,548	101,494
Chief Financial
Officer (2)	2024	60,000	25,000	—	—	—	—	3,600	88,600

(1)	On October 12, 2022, the Company entered into an employment agreement with Eric Weisblum (the “Weisblum Employment Agreement”) pursuant to which, among other things, Mr. Weisblum’s base salary will be $350,000 per year and (ii) Mr. Weisblum shall be entitled to receive an annual bonus of up to $350,000, subject to the sole discretion of the Compensation Committee of the Board of Directors of the Company. On May 22, 2025, and effective May 23, 2025, the Board granted 200,000 incentive stock options under the 2020 Plan, to Mr. Weisblum, exercisable at $0.429 per share, fair market value of our common stock on the date of grant, with a five-year term and vest on the first anniversary date of the grant date.

(2)	On September 28, 2022, the Company entered into an employment agreement (the “Ryweck Employment Agreement”) with Mr. Ryweck. Pursuant to the terms of the Ryweck Employment Agreement, which was amended on October 12, 2022 and on November 11, 2024, Mr. Ryweck will (i) receive a base salary at an annual rate of $60,000, and (ii) be eligible to receive an annual discretionary bonus of up to $60,000. On May 22, 2025, and effective May 23, 2025, the Board granted 500,000 incentive stock options under the 2020 Plan, to Mr. Weisblum, exercisable at $0.429 per share, fair market value of our common stock on the date of grant, with a five-year term and vest on the first anniversary date of the grant date.

(3)	During 2025 and 2024, the Company contributed funds for the executive to the Company’s 401(k) plan. Additionally, the Company paid for the Executive’s health insurance premiums.

(4)	As required by SEC rules, the amounts in this column reflect the grant date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our financial statements under “Shareholders’ Equity”.

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

The following table sets forth quantitative information with respect to potential payments to be made to Mr. Weisblum upon termination in various circumstances. The potential payments are based on the terms of Mr. Weisblum’s employment agreement discussed above. For a more detailed description of Mr. Weisblum’s employment agreement, see the “Employment Agreements” section above:

Name	Potential Payment Upon Termination
Eric Weisblum	$700,000	(1)

(1)	Mr. Weisblum is entitled to 24 months’ severance at the applicable base salary rate. Mr. Weisblum’s current base salary is $350,000 per annum.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding awards held by each of our named executive officers that were outstanding as of December 31, 2025.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) (Exercisable)		Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Option Exercise Price ($)	Option Expiration Date
Eric Weisblum,		(1)	200,000	$0.4289	5/23/2030
Chief Executive Officer

Daniel Ryweck,		(2)	50,000	$0.4289	5/23/2030
Chief Financial Officer

(1)	Mr. Weisblum was granted 200,000 options on May 23, 2025. Provided Mr. Weisblum remains a service provider to the Company, the shares vest on May 23, 2026.

(2)	Mr. Ryweck was granted 50,000 options on May 23, 2025. Provided Mr. Ryweck remains a service provider to the Company, the shares vest on May 23, 2026.

Amended and Restated 2020 Omnibus Equity Incentive Plan

The following is a summary of the material features of the Amended and Restated 2020 Omnibus Equity Incentive Plan as amended by that certain First Amendment (the “Amended and Restated 2020 Plan”). This summary is qualified in its entirety by the full text of the Amended and Restated 2020 Plan, a copy of which was filed as an Appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 23, 2023 and a copy of the First Amendment to Amended and Restated 2020 Plan filed with the SEC on October 24, 2025.

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

Shares Available. Subject to shareholder approval of the First Amendment, the maximum number of shares of common stock reserved and available for issuance under the Amended and Restated 2020 Plan will be 1,400,000 shares, , plus an annual increase on the first day of each fiscal year beginning with January 1, 2026 and ending with the last January 1 during the initial-ten year term of the Plan, equal to the lesser of (A) five percent (5%) of the shares of Common Stock outstanding (on an as-converted basis) on the final day of the immediately preceding fiscal year and (B) such lesser number of shares of Common Stock as determined by the Board; provided that shares of common stock issued under the Amended and Restated 2020 Plan with respect to an Exempt Award will not count against the share limit. We use the term “Exempt Award” to mean (i) an award granted in the assumption of, or in substitution for, outstanding awards previously granted by another business entity acquired by us or any of our subsidiaries or with which we or any of our subsidiaries merges, (ii) an “employment inducement” award as described under applicable law, or (iii) an award that a participant purchases at fair market value. On January 1, 2026, pursuant to the 5% evergreen provision described above, the amount of shares available under the Amended and Restated 2020 Plan, as amended, increased by 665,913 shares to 2,065,913 shares.

No more than 1,400,000 shares of the Company’s common stock, and as increased on an annual basis, on the first day of each fiscal year beginning with January 1, 2026 and ending with the last January 1 during the initial ten-year term of the Plan, equal to the lesser of (A) five percent (5%) of the shares of Common Stock outstanding (on an as-converted basis) on the final day of the immediately preceding fiscal year; (B) such lesser number of shares of Common Stock as determined by the Board; and (C) 1,400,000 shares of common stock, shall be issued pursuant to the exercise of incentive stock options. On January 1, 2026, the maximum amount of shares underlying incentive stock options increased by 665,913 shares to 2,065,913 shares.

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

The exercise period of an option may not exceed ten years from the date of grant and the exercise price may not be less than 100% of the fair market value of a share of common stock on the date the option is granted (110% of fair market value in the case of incentive stock options granted to 10% shareholders). The exercise price for shares of common stock subject to an option may be paid in cash, or as determined by the plan administrator in its sole discretion, (i) through any cashless exercise procedure approved by the plan administrator (including the withholding of shares of common stock otherwise issuable upon exercise), (ii) by tendering unrestricted shares of common stock owned by the participant, (iii) with any other form of consideration approved by the plan administrator and permitted by applicable law or (iv) by any combination of these methods. The option holder will have no rights to dividends or distributions or other rights of a shareholder with respect to the shares of the Company’s common stock subject to an option until the option holder has given written notice of exercise and paid the exercise price and applicable withholding taxes.

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

Equitable Adjustment and Treatment of Outstanding Awards Upon a Change in Control

Equitable Adjustments. In the event of a merger, consolidation, reclassification, recapitalization, spin-off, spin-out, repurchase, reorganization, special or extraordinary dividend or other extraordinary distribution (whether in the form of common shares, cash or other property), combination, exchange of shares, or other change in corporate structure affecting our common stock, an equitable substitution or proportionate adjustment shall be made in (i) the aggregate number and kind of securities reserved for issuance under the Amended and Restated 2020 Plan, (ii) the kind and number of securities subject to, and the exercise price of, any outstanding options and SARs granted under the Amended and Restated 2020 Plan, (iii) the kind, number and purchase price of shares of common stock, or the amount of cash or amount or type of property, subject to outstanding restricted stock, RSUs and other stock-based awards granted under the Amended and Restated 2020 Plan and (iv) the terms and conditions of any outstanding awards (including any applicable performance targets); provided however that any fractional shares resulting from the adjustment shall be eliminated. Equitable substitutions or adjustments other than those listed above may also be made as determined by the plan administrator, in its sole discretion. In addition, the plan administrator may terminate all outstanding awards for the payment of cash or in-kind consideration having an aggregate fair market value equal to the excess of the fair market value of the shares of common stock, cash or other property covered by such awards over the aggregate exercise price, if any, of such awards, but if the exercise price of any outstanding award is equal to or greater than the fair market value of the shares of common stock, cash or other property covered by such award, the plan administrator may cancel the award without the payment of any consideration to the participant. With respect to awards subject to foreign laws, adjustments will be made in compliance with applicable requirements. Except to the extent determined by the plan administrator, adjustments to incentive stock options will be made only to the extent not constituting a “modification” within the meaning of Section 424(h)(3) of the Code.

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

For purposes of the Amended and Restated 2020 Plan, a “change in control” means, in summary, the occurrence of any of the following events: (i) a person or entity becomes the beneficial owner of more than 50% of our voting power; (ii) an unapproved change in the majority membership of our Board; (iii) a merger or consolidation of us or any of our subsidiaries, other than (A) a merger or consolidation that results in our voting securities continuing to represent 50% or more of the combined voting power of the surviving entity or its parent and our Board immediately prior to the merger or consolidation continuing to represent at least a majority of the Board of the surviving entity or its parent or (B) a merger or consolidation effected to implement a recapitalization in which no person is or becomes the beneficial owner of our voting securities representing more than 50% of our combined voting power; or (iv) shareholder approval of a plan of our complete liquidation or dissolution or the consummation of an agreement for the sale or disposition of substantially all of our assets, other than (A) a sale or disposition to an entity, more than 50% of the combined voting power of which is owned by our shareholders in substantially the same proportions as their ownership of us immediately prior to such sale or (B) a sale or disposition to an entity controlled by our Board. However, a change in control will not be deemed to have occurred as a result of any transaction or series of integrated transactions following which our shareholders, immediately prior thereto, hold immediately afterward the same proportionate equity interests in the entity that owns all or substantially all of our assets.

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

Disclosure of Equity Awards Based on Material Nonpublic Information: None

Pay Versus Performance Disclosure

In accordance with the SEC’s disclosure requirements regarding pay versus performance, or PVP, this section presents the SEC-defined “Compensation Actually Paid,” or CAP of our NEOs for each of the fiscal years ended December 31, 2025, 2024 and 2023, and our financial performance. Also required by the SEC, this section compares CAP to various measures used to gauge performance at the Company for each such fiscal year.

Pay versus Performance Table - Compensation Definitions

Salary, Bonus, Stock Awards, and All Other Compensation are each calculated in the same manner for purposes of both CAP and SCT values. The primary difference between the calculation of CAP and SCT total compensation is “Stock Awards.”

	SCT Total	CAP
Stock Awards	Grant date fair value of stock and option awards granted during the year	Year over year change in the fair value of stock and option awards that are unvested as of the end of the year, or vested or were forfeited during the year

Pay Versus Performance Table

Year (1)	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO (2)	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs (2)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Income (Loss)
(a)	(b)	(c)	(d)	(e)	(f)	(h)
2025	$521,750	$498,536	$101,494	$95,691	$1.60	$(4,227,698)
2024	$630,051	$630,051	$88,600	$88,600	$6.19	$(4,392,880)
2023	$569,009	$569,009	$62,692	$62,692	$6.79	$(3,700,683)

(1)	The PEO (CEO) in the 2025, 2024 and 2023 reporting year is Eric Weisblum. The non-PEO NEOs in the 2025, 2024 and 2023 reporting year is Dan Ryweck.

(2)	The CAP was calculated beginning with the PEO’s SCT total. The following amounts were deducted from and added to the applicable SCT total compensation:

	SCT Total	Stock Awards Deducted from SCT	Stock Awards Added to CAP	Stock Option Awards Deducted from SCT	Stock Option Awards Added to CAP	Total CAP A - (B + D)
	(A)	(B)	(C)	(D)	(E)	+ (C + E)
PEO
2025	$521,750	$-	$-	$-	$(23,214)	$498,536
2024	$630,051	$-	$-	$-	$-	$630,051
2023	$569,009	$-	$-	$-	$-	$569,009

Average Non-PEO NEO
2025	$101,494	$-	$-	$-	$(5,803)	$95,691
2024	$88,600	$-	$-	$-	$-	$88,600
2023	$62,692	$-	$-	$-	$-	$62,692

(3)

The fair value of stock options reported for CAP purposes in columns (C) and (E) above was estimated using a Black-Scholes option pricing model for the purposes of this PVP calculation in accordance with the SEC rules. This model uses both historical data and current market data to estimate the fair value of options and requires several assumptions. The assumptions used in estimating fair value for awards granted during 2025, 2024 and 2023 were as follows:

Grant Year	2025	2024	2023
Volatility	206.6% – 259.3%	-	-
Expected life (in years)	2.5 to 3.0	-	-
Expected dividend yield	0.0%	-	-
Risk-free rate	3.73% – 3.96%	-	-

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2025. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2025.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Wayne Linsley	$45,000	—	$20,946	—	—	—	$65,946

Dr. Kevin Muñoz	$25,000	—	$20,946	—	—	—	$45,946

Jeff Pavel	$25,000	—	$20,946	—	—		$45,946

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our consolidated financial statements under “Shareholders’ Deficit”. On May 22, 2025, and effective May 23, 2025, the Board granted each director 50,000 incentive stock options under the 2020 Plan exercisable at $0.4259 per share, which was the fair market value of our common stock on the date of grant, with a five-year term and vest on the first anniversary date of the grant date.

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

Equity Award Grant Timing

We do not have a written policy in place regarding the timing of the grant and issuance of stock options in relation to the release of material non-public information. Historically, we have granted stock option awards on an annual basis and as may otherwise be deemed appropriate by our Board or compensation committee from time to time based on the facts and circumstances, as applicable. We have not intentionally timed the grant of stock options in anticipation of the release of material nonpublic information, nor have we intentionally timed the release of material nonpublic information based on stock option grant dates. During the year ended December 31, 2025, we did not grant any stock options (or similar awards) to the named executive officers listed below during the period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 27, 2026 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group.

The percentage ownership information is based on 14,166,593 issued outstanding. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules attribute beneficial ownership of securities as of a particular date to persons who hold convertible preferred stock, options or warrants to purchase shares of common stock and that are exercisable within 60 days of such date. These shares are deemed to be outstanding and beneficially owned by the person holding those convertible preferred stock, options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

 Except as otherwise noted below, the address for each person or entity listed in the table is c/o Silo Pharma, Inc., 677 N. Washington Boulevard Sarasota, FL 34236.

Name and Address of Beneficial Owner	Number of shares beneficially owned		Percentage of shares beneficially owned
5% or Greater Shareholders
Intracoastal Capital, LLC(1)	1,572,317	(5)	9.99%
SEG Opportunity Fund LLC(2)	952,38 1	(6)	6.30%
Anson Investments Master Fund LP(3)	952,38 1	(7)	6.30%
Anson East Master Fund LP(3)	952,38 1	(7)	6.30%
MAVS Holdings, LLC(4)	750,000		5.29%
Directors and Named Executive Officers:
Eric Weisblum	416,932	(8)	2.90%
Wayne D. Linsley	53,425	(9)	*
Kevin Munoz	53,425	(9)	*
Daniel Ryweck	55,000	(10)	*
Jeff Pavell	50,000	(10)	*
All executive officers and directors as a group (5 persons)	628,782		4.32%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Mitchell P. Kopin (“Mr. Kopin”) and Daniel B. Asher (“Mr. Asher”), each of whom are managers of Intracoastal Capital LLC (“Intracoastal”), have shared voting control and investment discretion over the securities reported herein that are held by Intracoastal. As a result, each of Mr. Kopin and Mr. Asher may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the securities reported herein that are held by Intracoastal. The address of Intracoastal is 245 palm Trail, Delray Beach, FL 33483

(2)	Joseph Reda is the manager of the selling shareholder and has voting control and investment discretion over the securities reported herein that are held by the selling shareholder. As a result, Mr. Reda may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the securities reported herein that are held by selling shareholder. The selling shareholder is a registered broker dealer with a registered address of 135 Sycamore Drive, Roslyn NY 11576. The selling shareholder acquired the Investor Warrants in the ordinary course of business and, at the time the Investor Warrants were acquired, the selling shareholder had no agreement or understanding, directly or indirectly, with any person to distribute such securities.

(3)	Anson Advisors Inc and Anson Funds Management LP, the Co-Investment Advisers of each of Anson Investments Master Fund LP (“Anson Investments”) Anson East Master Fund LP (“Anson East”), hold voting and dispositive power over the Common Shares held by Anson. Tony Moore is the managing member of Anson Management GP LLC, which is the general partner of Anson Funds Management LP. Moez Kassam and Amin Nathoo are directors of Anson Advisors Inc. Mr. Moore, Mr. Kassam and Mr. Nathoo each disclaim beneficial ownership of these Common Shares except to the extent of their pecuniary interest therein. The principal business address of each of Anson Investments and Anson East is Maples Corporate Services Limited, PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

(4)	The address is 154 Meadows Rd., Lafayette, NJ 07848. Jason Luogameno is the natural person with voting and investment control over these shares.

(5)	Common stock beneficially owned as of the date of this report consists of 1,572,317 shares of common stock underlying presently exercisable warrants. Excludes 1,772,588 shares of common stock underlying presently exercisable warrants stock as the exercise of these warrants are subject to a beneficial ownership limitation of 4.99% and/or 9.99% of the Company’s outstanding shares of common stock

(6)	Common shares beneficially owned as of the date of this report includes 952,381 shares of common stock underlying presently exercisable warrants.

(7)	Common shares beneficially owned prior to the Offering include (i) 732,810 shares of common stock underlying presently exercisable warrants held by Anson Investments Master Fund LP and (ii) 228,571 shares of common stock underlying presently exercisable that are beneficially owned by Anson East Master Fund LP.

(8)	Includes options to purchase 200,000 shares of common stock, all of which are presently exercisable.

(9)	Includes options to purchase 53,425 shares of common stock, all of which are presently exercisable.

(10)	Includes options to purchase 50,000 shares of common stock, all of which are presently exercisable.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information regarding our equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders (1)	522,850	$0.84	877,150
Equity compensation plans not approved by security holders	-	-	-
Total	522,850	$0.84	877,150

(1)	Amended and Restated 2020 Omnibus Equity Incentive Plan. On January 18, 2021, the board of directors of the Company approved the Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) to incentivize employees, officers, directors and consultants of the Company and its affiliates. The number of shares of common stock that are reserved and available for issuance under the 2020 Plan shall be equal to 170,000 shares provided that with respect to exempt awards as defined in the 2020 Plan, shall not count against such share limit. The 2020 Plan provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of cash, stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation units and other stock or cash-based awards. The Plan shall terminate on the tenth anniversary of the date of adoption by the Board of Directors. Subject to certain restrictions, the Board of Directors may amend or terminate the Plan at any time and for any reason. An amendment of the Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, rules or regulations. On March 10, 2021, the stockholders of the Company approved the Plan. On September 15, 2023, our Board of Directors adopted the Silo Pharma, Inc. Amended and Restated 2020 Omnibus Equity Incentive Plan, which was approved by the Company’s stockholders on December 3, 2023. The Amended and Restated 2020 Omnibus Equity Incentive Plan (i) increases the number of shares of common stock that may be issued under such Plan by 300,000 shares and (ii) includes clawback provisions to comply with recent developments of applicable law. On August 21, 2025 our Board of Directors approved the First Amendment to the Amended and Restated 2020 Plan, which was approved by the Company’s stockholders on October 24, 2025. The First Amendment to the Amended and Restated 2020 Plan to increase the number of shares of common stock reserved for issuance thereunder to 1,400,000 shares from 470,000 shares and also added a 5% evergreen provision. On January 1, 2026, pursuant to the 5% evergreen provision described above, the amount of shares available under the Amended and Restated 2020 Plan, as amended, increased by 665,913 shares to 2,065,913 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, there were no transactions during our fiscal years ended December 31, 2025 and 2024 to which we were a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this registration statement. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees for services provided by Salberg & Company, P.A. for the years ended December 31, 2025 and 2024.

	2025	2024
Audit Fees	$76,100	$72,000
Audit Related Fees	18,400	12,000
Tax Fees	-	-
All Other Fees	-	-
Total	$94,500	$84,000

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

Tax Fees: Tax fees may consist of fees for professional services, including tax compliance. There were no such fees incurred by the Company in the fiscal years ended December 31, 2025 and 2024.

All Other Fees: There were no such fees incurred by the Company in the fiscal years ended December 31, 2025 and 2024.

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

	3.	Exhibits (including those incorporated by reference).

Exhibits	Description
2.1	Plan of Conversion dated December 19, 2023, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference
3.1	Articles of Incorporation of Silo Pharma, Inc., a Nevada corporation, filed as an Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
3.2	Bylaws of Silo Pharma, Inc., a Nevada corporation, filed as an Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
3.3	Articles of Conversion filed with the Nevada Secretary of State on December 19, 2023, filed as an Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
3.4	Certificate of Conversion filed with the Delaware Secretary of State on December 19, 2023, filed as an Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
4.1*	Description of the Registrant’s Securities
4.2	Form of Representative’s Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022 and incorporated herein by reference.
4.3	Form of Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024 and incorporated herein by reference.
4.4	Form of Placement Agent Warrant, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024 and incorporated herein by reference.
4.5	Form of Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024 and incorporated herein by reference.
4.6	Form of Placement Agent Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024 and incorporated herein by reference.
4.7	Form of Prefunded Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025 and incorporated herein by reference.
4.8	Form of Series A-1 Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025 and incorporated herein by reference.
4.9	Form of Series A-2 Warrant, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025 and incorporated herein by reference.
4.10	Form of Placement Agent Warrant, filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025 and incorporated herein by reference.
4.11	Form of Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2025 and incorporated herein by reference.
4.12	Form of Placement Agent Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2025 and incorporated herein by reference.
10.1	Stock Purchase Agreement dated April 24, 2013 between Point Capital, Inc. and Alpha Capital Anstalt, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 30, 2013 and incorporated herein by reference.

10.2	Corrected Asset Purchase Agreement with Blind Faith Concepts Holdings, Inc. dated September 28, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 20, 2018 and incorporated herein by reference.
10.3	Form of Return to Treasury Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 20, 2018 and incorporated herein by reference.
10.4	Form of Securities Purchase Agreement, dated October 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.5	Form of convertible note agreement with Investors dated October 2019, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.6	Form of Warrant, dated October 2019, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2019 and incorporated herein by reference.
10.7	Form of Securities Purchase Agreement for the purchase of Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.8	Form of Warrant related to Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.9	Form of registration rights agreement related to Series B preferred shares, dated November 2019, between Uppercut Brands, Inc., and Investors, filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on March 20, 2020 and incorporated herein by reference.
10.10	Form of Exchange Agreement for Convertible Notes, dated as of April 15, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.11	Form of Exchange Agreement for Series B Preferred Stock, dated as of April 15, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.12	Form of Subscription Agreement, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.13	Form of Consulting Agreement, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.14	Form of Advisory Agreement, dated as of April 17, 2020, filed as an exhibit to the Current Report on Form 8-K/A, filed with the Commission on April 22, 2020 and incorporated herein by reference.
10.156	Form of Securities Purchase Agreement, dated as of April 28, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 28, 2020 and incorporated herein by reference.
10.16	Form of Registration Rights Agreement, dated as of April 28, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 28, 2020 and incorporated herein by reference.
10.17	Form of Lock-Up Agreement, dated as of April 28, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 28, 2020 and incorporated herein by reference.
10.18	Patent License Agreement by and among the Company and Silo Pharma, Inc., a Florida corporation and their affiliates and subsidiaries and AIkido Pharma Inc., filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 11, 2021 and incorporated herein by reference.
10.19	Sponsored Research Agreement by and between the Company and the University of Maryland, Baltimore, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 11, 2021 and incorporated herein by reference.
10.20+	Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 28, 2021 and incorporated herein by reference.
10.21	Form of Securities Purchase Agreement, dated as of February 9, 2021, between Silo Pharma, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.22	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.23	Form of Registration Rights Agreement, dated as of February 9, 2021, between Silo Pharma, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 10, 2021)

10.24	Form of Lock-Up Agreement, dated as of February 9, 2021 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 10, 2021)
10.25	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on February 12, 2021)
10.26#	Master License Agreement, dated February 12, 2021, by and between the Company and the University of Maryland, Baltimore (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021)
10.27#	Letter of Intent, dated February 12, 2021, by and between the Company and Aikido Pharma, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2021)
10.38	Patent License Agreement by and among the Company and Silo Pharma, Inc., a Florida corporation and their affiliates and subsidiaries and Aikido Pharma Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021).
10.29	Sponsored Research Agreement by and between the Company and the University of Maryland, Baltimore (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021).
10.30	Underwriting Agreement by and between the Company and Laidlaw & Company (UK) Ltd., as representative of the several underwriters named therein, dated September 26, 2022. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 30, 2022.)
10.31	Representative’s Warrant, dated as of September 29, 2022. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 30, 2022.)
10.32	Ryweck Employment Agreement, dated September 28, 2022. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2022.)
10.33	Form of First Amendment to Sponsored Research Agreement by and between the Company and Columbia University. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022).
10.34	Employment Agreement by and between the Company and Eric Weisblum, dated October 12, 2022. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022).
10.35+	First Amendment to Employment Agreement by and between the Company and Daniel Ryweck, dated October 12, 2022. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022).
10.36	Silo Pharma, Inc. Amended and Restated 2020 Omnibus Equity Incentive Plan, filed as Appendix A to the Company Definitive Proxy Statement on Schedule 14A filed with the SEC on October 23, 2023 and incorporated herein by reference.
10.37	Form of Securities Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024 and incorporated herein by reference.
10.38	Form of Lock-Up Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024 and incorporated herein by reference.
10.39	Exclusive License Agreement dated June 28, 2024 with Columbia University, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2024 and incorporated herein by reference.
10.40	Form of Securities Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024 and incorporated herein by reference.
10.41	Form of Lock-Up Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024 and incorporated by reference herein.
10.42+	Second Amendment to Employment Agreement dated November 11, 2024 between the Company and Daniel Ryweck, filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2024 and incorporated herein by reference.
10.43	Form of Stock Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025 and incorporated herein by reference.
10.44	Form of Lockup Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025 and incorporated herein by reference.
10.45	Termination, Commercial Evaluation License, and Option Agreement, dated July 8, 2025, by and between the Company and the University of Maryland, Baltimore, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2025 and incorporated herein by reference.

10.46+	Asset Purchase Agreement, dated July 29, 2025, between the Company and MAVS Holdings LLC., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2025 and incorporated herein by reference.
10.47	Form of Securities Purchase Agreement, dated September 29, 2025, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2025 and incorporated herein by reference.
10.48	First Amendment to the Silo Pharma, Inc. Amended and Restated 2020 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2025.
19.1	Insider Trading Policy, filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference.
21.1	Subsidiaries, filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Commission on March 25, 2024 and incorporated herein by reference.
23.1*	Consent of Salberg & Company, P.A.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	Silo Pharma, Inc. Clawback Policy, filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILO PHARMA, INC.

Date: March 27, 2026	By:	/s/ Eric Weisblum
Eric Weisblum
Chairman, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weisblum	Chairman, Chief Executive Officer,	March 27, 2026
Eric Weisblum	President, and Director (Principal Executive Officer)

/s/ Daniel Ryweck	Chief Financial Officer,	March 27, 2026
Daniel Ryweck	(Principal Accounting and Financial Officer)

/s/ Wayne D. Linsley	Director	March 27, 2026
Wayne D. Linsley

/s/ Dr. Kevin Muñoz	Director	March 27, 2026
Dr. Kevin Muñoz

/s/ Jeff Pavell	Director	March 27, 2026
Jeff Pavell

SILO PHARMA, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Silo Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SILO Pharma, Inc. (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

March 27, 2026

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,748,700	$3,905,799
Short-term investments, at fair value	2,110,065	3,174,724
Crypto assets, at fair value	221,817	-
Crypto assets, at cost	98,584	-
Prepaid expenses and other current assets	208,559	30,957

Total Current Assets	7,387,725	7,111,480

LONG-TERM ASSETS:
Prepaid expenses and other assets - non-current	-	59,145
Intangible assets, net	217,375	241,215

Total Long-Term Assets	217,375	300,360

Total Assets	$7,605,100	$7,411,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$578,081	$1,583,895
Deferred revenue - current portion	72,102	72,102

Total Current Liabilities	650,183	1,655,997

LONG-TERM LIABILITIES:
Deferred revenue - long-term portion	649,476	721,578

Total Long-Term Liabilities	649,476	721,578

Total Liabilities	1,299,659	2,377,575

Commitment and Contingencies (see Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized: none designated as of December 31, 2025 and 2024
Common stock, $0.0001 par value, 100,000,000 shares authorized; 13,318,273 and 4,484,456 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,332	449
Additional paid-in capital	25,790,670	20,296,088
Accumulated other comprehensive income	5,828	2,419
Accumulated deficit	(19,492,389)	(15,264,691)

Total Stockholders’ Equity	6,305,441	5,034,265

Total Liabilities and Stockholders’ Equity	$7,605,100	$7,411,840

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2025	2024

LICENSE FEE REVENUE	$72,102	$72,102

COST OF REVENUES	44,295	5,838

GROSS PROFIT	27,807	66,264

OPERATING EXPENSES:
Compensation expense	830,322	906,773
Professional fees	1,058,609	1,198,745
Research and development	2,160,829	2,368,156
Other selling, general and administrative expenses	258,709	298,284

Total operating expenses	4,308,469	4,771,958

LOSS FROM OPERATIONS	(4,280,662)	(4,705,694)

OTHER INCOME (EXPENSE):
Interest and dividend income, net	193,912	333,165
Interest expense	(37,302)	(5,084)
Net realized gain (loss) on short-term investments	3,911	(1,025)
Unrealized loss on short term investments	(3,240)	-
Staking income on crypto assets	207	-
Unrealized loss on crypto assets, at fair value	(64,608)	-
Impairment loss on crypto assets, at cost	(39,916)	-
Foreign currency transaction loss	-	(14,242)

Total other income , net	52,964	312,814

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,227,698)	(4,392,880)

Provision for income taxes	-	-

NET LOSS	$(4,227,698)	$(4,392,880)

COMPREHENSIVE LOSS:
Net loss	$(4,227,698)	$(4,392,880)

Other comprehensive income:
Unrealized gain on short-term debt investments	3,409	8,646

Total comprehensive loss	$(4,224,289)	$(4,384,234)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.50)	$(1.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	8,382,272	3,680,389

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

			Additional			Accumulated Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity

Balance, December 31, 2023	3,159,096	$316	$17,525,714	252,855	$(471,121)	$(6,227)	$(10,871,811)	$6,176,871

Purchase of treasury stock	-	-	-	102,855	(173,113)	-	-	(173,113)

Sale of common stock and pre-funded warrants	883,395	89	1,673,127	-	-	-	-	1,673,216

Exercise of pre-funded warrants	34,037	3	-	-	-	-	-	3

Sale of common stock and warrants, net of issuance costs	763,638	76	1,741,446	-	-	-	-	1,741,522

Cancellation of treasury stock	(355,710)	(35)	(644,199)	(355,710)	644,234	-	-	-

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	8,646	-	8,646

Net loss	-	-	-	-	-	-	(4,392,880)	(4,392,880)

Balance, December 31, 2024	4,484,456	449	20,296,088	-	-	2,419	(15,264,691)	5,034,265

Sale of common stock, net of offering costs and expenses of $774,705	5,580,479	558	3,358,738	-	-	-	-	3,359,296

Sale of pre-funded warrants	-	-	365,940	-	-	-	-	365,940

Exercise of warrants for cash, net of offering costs	2,503,338	250	1,134,733	-	-	-	-	1,134,983

Issuance of common stock in exchange of acquired technology, net of offering costs of $25	750,000	75	518,150	-	-	-	-	518,225

Accretion of stock-based compensation in connection with stock option grants	-	-	117,021	-	-	-	-	117,021

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	3,409	-	3,409

Net loss	-	-	-	-	-	-	(4,227,698)	(4,227,698)

Balance, December 31, 2025	13,318,273	$1,332	$25,790,670	-	$-	$5,828	$(19,492,389)	$6,305,441

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,227,698)	$(4,392,880)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	11,440	6,185
Net realized (gain) loss on short-term investments	(3,911)	1,025
Unrealized loss on short-term investments	3,240	-
Staking income on crypto assets	(207)	-
Unrealized loss on crypto assets, at fair value	64,608	-
Impairment loss on crypto assets, at cost	39,916	-
Stock-based compensation	117,021	-
Common stock issued for acquired technology expensed	518,225	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(118,457)	(9,149)
Accounts payable and accrued expenses	(993,414)	633,007
Deferred revenue	(72,102)	(72,102)

NET CASH USED IN OPERATING ACTIVITIES	(4,661,339)	(3,833,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of short-term debt investments	1,315,653	1,149,320
Purchases of short-term investments	(96,712)	(175,543)
Purchases of crypto assets	(574,920)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	644,021	973,777

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock and pre-funded warrants	3,725,236	1,673,216
Net proceeds from sale of common stock and warrants	-	1,741,522
Proceeds from exercise of warrants, net of offering costs	1,134,983	3
Purchase of treasury stock	-	(173,113)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,860,219	3,241,628

NET INCREASE IN CASH AND CASH EQUIVALENTS	842,901	381,491

CASH AND CASH EQUIVALENTS - beginning of the year	3,905,799	3,524,308

CASH AND CASH EQUIVALENTS - end of the year	$4,748,700	$3,905,799

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$37,302	$5,084
Income taxes	$-	$-

Non-cash investing and financing activities:
Unrealized gain on short-term debt investments	$3,409	$8,646
Crypto assets, at fair value used to acquire short-term investments	$150,202	$-
Conversion crypto assets, at fair value for crypto assets, at cost for liquid staking activities	$138,500	$-
Intangible assets acquired in exchange for accounts payable and accrued expenses	$-	$247,400
Decrease in intangible assets and accounts payable and accrued expenses	$12,400	$-
Cancellation of treasury stock	$-	$644,234

See accompanying notes to consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

On June 27, 2025, the Company received a notification (the “Notification Letter”) from The Nasdaq Stock Market, LLC (“Nasdaq”) that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Company initially had 180 calendar days, or until by December 24, 2025, to regain compliance with the minimum bid price requirement. The Company was unable to regain compliance with the minimum bid price requirement by December 24, 2025.

On December 24, 2025, the Company received a letter (the “Extension Notice”) from Nasdaq notifying the Company that its request for an extension to regain compliance with the minimum bid price requirement has been granted, and the Company has an additional 180 calendar days, or until June 22, 2026, to regain compliance with the minimum bid price requirement. Nasdaq’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. The Extension Notice has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market and, at this time, the Company’s common stock will continue to trade on The Nasdaq Capital Market under the symbol “SILO.”

If at any time before June 22, 2026, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will notify the Company that it is in compliance with the minimum bid price requirement. However, if compliance with the minimum bid price requirement cannot be demonstrated by June 22, 2026, Nasdaq will notify the Company that its common stock will be delisted from The Nasdaq Capital Market, at which time, the Company may appeal Nasdaq’s determination to a Hearings Panel.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of its outstanding securities during the second compliance period, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Liquidity

As reflected in the accompanying consolidated financial statements, the Company generated a net loss of $4,227,698 and used cash in operations of $4,661,339 during the year ended December 31, 2025. Additionally, the Company has an accumulated deficit of $19,492,389 on December 31, 2025. As of December 31, 2025, the Company had working capital of $6,737,542, including a cash balance of $4,748,700 and short-term investments of $2,110,065.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and liquid short-term investments to meet its obligations for a minimum of twelve months from the date of this filing.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the years ended December 31, 2025 and 2024 include the percentage of completion of research and development projects, valuation of short-term investments, valuation of crypto assets, valuation of intangible assets, valuation allowances for deferred tax assets, and the fair value of shares and stock options issued for services.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. On December 31, 2025 and 2024, the Company had cash in excess of FDIC limits of approximately $4,249,000 and $3,406,000, respectively. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Short-Term Investments

The Company’s portfolio of short-term investments consists of marketable debt securities and interests in private investment funds. Marketable debt securities are comprised solely of highly rated U.S. government securities with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the consolidated balance sheet and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income and as a component of the consolidated statements of comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and comprehensive loss.

The Company also holds interests in private investment funds that are tokenized on public blockchains, specifically the Alphaledger/Simplify Target 12% Distribution Fund LLC (“T12 Fund”). While these assets utilize blockchain technology for record-keeping and settlement, they represent equity interests in a limited liability company and are managed as short-term investments. The Company classifies the T12 Fund as a trading security. The fund is an actively managed tokenized hedge fund that generates income through a diversified strategy including corporate bonds, U.S. treasuries, currency forwards, and derivative instruments such as index options and futures. Due to the lack of a widely recognized public exchange price for the fund units, these investments are recorded at fair value based on the Net Asset Value (NAV) provided by the fund administrator. Unrealized gains and losses for this investment are recognized in the consolidated statements of operations within “other income (expense)”. Distributions from these funds are recognized as income when declared and are either received in cash equivalents (ALUSD) or automatically reinvested into additional fund units.

An impairment loss may be recognized when the decline in fair value of the debt securities and other short-term investments is determined to be other-than-temporary. The Company evaluates its investments for other-than-temporary declines in fair value below the cost basis each quarter, or whenever events or changes in circumstances indicate that the cost basis of the short-term investments may not be recoverable. The evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis, as well as adverse conditions related specifically to the security, such as any changes to the credit rating of the security and the intent to sell or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis.

The Company recorded $3,409 and $8,646 of unrealized gain on short-term investments on marketable debt securities as a component of accumulated other comprehensive income for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, the Company recorded an unrealized loss of $3,240 on the T12 Fund in the consolidated statements of operations within “other income (expenses)”. The Company did not hold any interests in private investment funds that are tokenized on public blockchains as of December 31, 2024.

Crypto Assets

The Company’s crypto assets primarily include Bitcoin (BTC), Ethereum (ETH) and Solana (SOL), and liquid staked tokens consisting of Liquid Staked ETH (LsETH) and Marinade Solana (mSOL), tokens received when ETH and SOL was staked through a third-party protocol. The Company has ownership of and control over its crypto assets which are held through custodial arrangements with qualified third-party custodians. These custodians provide secure storage and safeguarding of the Company’s crypto assets.

The Company distinguishes between crypto assets which fall within the scope of ASC 350-60 and those which do not. The Company refers to crypto assets which fall within the scope of ASC 350-60, Accounting for and Disclosure of Crypto Assets, (BTC, ETH, USDC, SOL, XRP and RSC) as “crypto assets, at fair value.” Crypto assets which do not fall within the scope of ASC 350-60 (LsETH and mSOL) are referred to as “crypto assets, at cost.”

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Crypto Assets, at Fair Value

Crypto assets that fall within the scope of ASC 350-60, Intangibles—Goodwill and Other—Accounting for and Disclosure of Crypto Assets (“ASC 350-60”), such as BTC, ETH, SOL, native staked SOL, RSC and XRP, which are actively traded on public exchanges, are initially recorded at cost, which represents the cash, cash equivalents, or other financial assets paid to acquire the asset, including transaction fees.

Crypto assets are subsequently measured in accordance with ASC 350-60, at fair value in the statement of operations with unrealized gains and losses resulting from changes in fair value recognized in net income or loss. The Company determines and records at each reporting period the fair value of its crypto assets in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the coinmarketcap.com or Coinbase exchange, the active exchange that the Company has determined is its principal market (Level 1 inputs). Changes in the fair value are recognized in net income (loss) within “Unrealized gain (loss) on crypto assets”, while realized gains and losses from the derecognition of crypto assets are included in “Realized gain (loss) on crypto assets, net” in the Company’s consolidated statements of operations. The Company applies a weighted average cost methodology to assign costs for purposes of determining crypto assets held and realized gains and losses.

Purchases and sales of crypto assets are reflected as cash flows from investing activities in the consolidated statements of cash flows. Contributions of crypto assets received in connection with deposits of ETH and SOL into a liquid staking protocol are presented as non-cash investing and financing activities.

Crypto Assets, at Cost

Crypto assets, at cost are recognized at fair value on the date received, which becomes their cost basis. Crypto assets at cost, such as LsETH and mSOL, do not fall in the scope of ASC 350-60 for subsequent measurement. LsETH and mSOL represent receipt tokens, which in general and by design, grants the holder an enforceable right to redeem ETH or SOL for which it was exchanged. Therefore, it fails the ‘other goods and services criterion’ in ASC 350-60-15-1(b) and is outside the scope of ASC 350-60. Crypto assets, at cost are therefore subsequently measured at cost, net of any impairment losses incurred since acquisition, in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill.

The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices in the Company’s principal market, indicate that it is more likely than not that any of the assets are impaired. The quoted (unadjusted) prices on the coinmarketcap.com or the Coinbase exchange, the active exchange that the Company has determined as its principal market, are used in the analysis. If the carrying value of LsETH and mSOL exceeds that end of period quoted price, an impairment loss has occurred in the amount equal to the difference between its carrying value and such period end closing price. Impairment losses are recognized in the period in which the impairment occurs and are reflected within “Impairment loss on crypto assets, at cost” in the Company’s consolidated statements of operations. The impaired crypto assets are written down to their fair value at the time of impairment and this becomes the new cost basis for those assets. The cost basis of LsETH or mSOL will not be adjusted upward for any subsequent increase in fair value.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Staking Activities

The Company participates in both native and liquid staking of its digital assets to generate yield. The Company’s role is that of a Delegator (a staker who does not run a validation node).

Native Staking

The Company participates in native staking exclusively as a delegator through third-party validators. The Company delegates SOL to validators, either directly or through third party asset managers, who operate nodes on the Solana network to validate transactions and add blocks to the blockchain. In return for delegating SOL to validators, the Company is entitled to a portion of the protocol-level rewards, comprising both consensus- and execution layer components received by the validators, in the form of SOL tokens, calculated based on the Company’s proportion of the total SOL staked. When the Company stakes SOL natively, the SOL does not remain in the Company’s custodial wallet, but is instead deposited into Solana’s staking deposit smart contract, which is required for participation in SOL staking as a delegator. Native staked SOL are not derecognized because their deposit into the smart contract does not give any other entity the right or ability to direct their use (for example, sell, lend, pledge or otherwise use those SOL) and the staked SOL may be withdrawn at any time by the delegator through the use of private withdrawal keys, subject only to protocol-defined withdrawal and exit queue mechanics. The withdrawal credentials in the smart contract are designated to the Company’s custodian who holds the Company’s SOL solely for the Company’s benefit and does not obtain control of the Company’s SOL via their custodial services. Native staked SOL are therefore not derecognized.

Rewards from native staking activities fall outside the scope of ASC 606, Revenue from Contracts as these activities do not represent an output of the Company’s ordinary activities. Therefore, we reflect any such rewards received as other income on the accompanying consolidated statements.. In this case the Company’s performance obligation is the provision of our validation rights to the validators, from which we earn variable consideration, in the form of SOL, which is non-cash consideration, measured at the fair value of SOL as of contract inception based on the quoted (unadjusted) prices on coinmarketcap.com or the Coinbase exchange, the active exchange that the Company has determined is its principal market. Revenue is recognized at the point in time when the Solana network confirms that the validation is complete. As a delegator, the Company has concluded it is not the principal to the block validation service provided to the Solana Network; it is the validators that control the service. Instead, the Company’s service is one of providing the use of its SOL by the validators to increase their validation opportunities. Consequently, the Company records staking revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled after validator commissions are paid to the custodians. During the year ended December 31, 2025, staking income from native staking activities amounted to $207, which has been reflected as other income.

Liquid Staking

The Company also participates in liquid staking through a liquid staking protocol. One key difference and intended benefit of liquid staking versus native staking is that it allows the Company to earn staking rewards, like native staking, but provides liquidity and the ability to enter into other transactions through the use of receipt token. Instead of directly locking ETH or SOL into the respective staking deposit contract, the Company deposits ETH or SOL through its custodian into the liquid staking protocol’s smart contract. The liquid staking protocol then controls the ETH or SOL for deposit into the respective staking deposit contract and further delegation to its chosen validators. In exchange for staking its ETH or SOL, the Company receives LsETH or mSOL, freely transferable liquid staking receipt tokens, which enables participation in decentralized finance (DeFi) and other crypto markets while the underlying ETH or SOL remains staked on Ethereum or SOL. Upon staking ETH or SOL through the liquid staking protocol, the ETH or SOL is derecognized because the liquid staking protocol obtains the ability to deploy and direct its use, and the LsETH token or mSOL token received concurrently is then recognized. Any gain or loss on the derecognition of ETH or SOL and the recognition of the LsETH or mSOL is recognized in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) based on the difference between the carrying amount of the ETH or SOL staked and the fair value of the LsETH received or mSOL; and shall be included in “Realized gain or loss on crypto assets” in the Company’s consolidated statements of operations. As of December 31, 2025, liquid staked crypto assets amounted to $98,584, which are included in crypto assets, at cost on the accompanying consolidated balance sheet (See Note 4).

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Staking rewards in the form of ETH or SOL are only received upon redemption of LsETH or mSOL. During the year ended December 31, 2025, no liquid staking rewards were received.

Since LsETH and mSOL are accounted for under ASC 350-30, any increases in LsETH and mSOL fair value while the Company remains staked with the liquid staking protocols, are not recognized. There is no ongoing performance obligation following the staking of ETH or SOL through the liquid staking protocol. Additionally, LsETH and mSOL are non-rebasing tokens, meaning its quantity remains fixed over time. Staking rewards are not continuously reflected in token balances but are instead realized separately. Staking rewards are therefore recognized only when the LsETH or mSOL is redeemed, measured at the fair value of ETH or SOL at contract inception, which is when the ETH or SOL were staked. Staking rewards on LsETH or mSOL shall be included in “Staking income on crypto assets” in the Company’s consolidated statements of operations. Gain or loss resulting from the difference between the carrying amount of the LsETH or mSOL redeemed and the fair value of ETH or SOL received at redemption (i.e., excluding staking rewards), shall be included in “Realized gain or loss on crypto assets” in the Company’s consolidated statements of operations.

Crypto assets are classified on the balance sheet based on management’s intent and the expected period of use or sale:

●	Current assets: Digital assets held for trading or intended to be sold within 12 months are classified as current assets. As of December 31, 2025, the Company reflects its crypto assets as current assets since the crypto assets are held for trading or intended to be sold within 12 months.

●	Non-current assets: Digital assets held for investment or long-term strategic purposes are classified as non-current assets.

See Note 4 - Crypto Assets for additional information.

Prepaid Expenses

Prepaid expenses and other current assets of $208,559 and $30,957 on December 31, 2025 and 2024, respectively, consist primarily of costs paid for future services which will occur within a year. On December 31, 2025 and 2024, prepaid expenses and other assets – non-current amounted to $0 and $59,145, respectively, and consist primarily of costs paid for future services which will occur after a year. Prepaid expenses may also include prepayments in cash and equity instruments for consulting, research and development, license fees, public relations, insurance and business advisory services, and legal fees which are being amortized over the terms of their respective agreements, which may exceed a year of service.

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

DECEMBER 31, 2025 AND 2024

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which included among other provisions the restoration of immediate expensing of domestic research and experimental (“R&E”) expenditures under Section 174. Pursuant to the OBBBA’s transition rules, the Company elected to expense all unamortized domestic R&E costs previously capitalized between 2022 and 2024. As the Company maintains a valuation allowance against its net deferred tax assets, including NOLs, this election resulted in no change to tax expense for the year ended December 31, 2025.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of December 31, 2025 and 2024 that would require either recognition or disclosure in the accompanying consolidated financial statements.

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the years ended December 31, 2025 and 2024, research and development costs were $2,160,829 and $2,368,156, respectively.

Leases

Leases are accounted for using ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of December 31, 2025 and 2024, the Company has no leases. The Company will analyze any lease to determine if it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASU 2016-02. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the years ended December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Stock options	522,850	22,850
Warrants	10,239,831	2,211,730
	10,762,681	2,234,580

Segment Reporting

The Company operates as a single operating segment as a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. In accordance with ASC 280 – “Segment Reporting”, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services; and procurement processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying notes to consolidated financial statements. All revenues and expenses as reflected in the accompanying consolidated statements of operations and comprehensive loss are allocated to the one segment. The Company’s single operating segment includes all of the Company’s assets and liabilities as reflected in the accompanying consolidated balance sheets.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or “ASU 2023-09.” The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments also require entities on an annual basis to disclose disaggregated amounts of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025 (See Note 9 – Income Taxes).

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

DECEMBER 31, 2025 AND 2024

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2025 and 2024. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The carrying value of certain financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024.

	December 31, 2025				December 31, 2024
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments	$1,963,103	$146,962	$-	$2,110,065	$3,174,724	$-	$-	$3,174,724
Crypto assets, at fair value	$221,817	$-	$-	$221,817	$-	$-	$-	$-

The Company’s short-term investments consist of marketable debt securities, which are categorized as Level 1 measurements based on redemption values and an interest in the tokenized investment fund (“T12 Fund”), which is a Level 2 measurement based on the Net Asset Value (“NAV”) provided by the fund administrator.

See Note 4 for information related to crypto assets.

Short-Term Investments – Debt Securities, at Fair Value and Tokenized Fund (T12 Fund), at Fair Value

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The following table summarizes activity in the Company’s short-term investments, at fair value for the years presented:

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Balance, beginning of year	$3,174,724	$4,140,880
Additions	246,914	175,543
Sales of short-term debt investments	(1,315,653)	(1,149,320)
Net realized gain (loss) on the sale of short-term investments	3,911	(1,025)
Unrealized gain, net	169	8,646
Balance, end of year	$2,110,065	$3,174,724

NOTE 4 – CRYPTO ASSETS

Crypto Assets, at Fair Value

The following table sets forth the units held, cost basis, and fair value of crypto assets held, as shown on the consolidated balance sheet as of December 31, 2025:

Name	Classification	Tokens Held	Cost Basis	Fair Value on December 31, 2025
BTC (Bitcoin)	Current	2.05492	$218,577	$179,824
USDC	Current	1,843.05	1,843	1,842
ETH (Ethereum)	Current	1.0769	4,343	3,195
SOL (Solana), including native staked SOL	Current	192.04422	34,918	23,907
RSC	Current	29,705.59900	12,664	3,355
XRP	Current	5,274.30474	14,080	9,694
Total			$286,425	$221,817

Cost basis is equal to the cost of the crypto assets or fund subscription plus transaction fees, if any, at the time of purchase or upon receipt, and staking income. Fair value represents the quoted (unadjusted) prices on coinmarketcap.com or the Coinbase exchange as of midnight UTC on the measurement date.

As of December 31, 2024, the Company did not hold any crypto assets.

The following table represents a reconciliation of crypto assets held at fair value:

For the Year Ended December 31, 2025

Fair Value, December 31, 2024	$-
Additions from crypto assets received from purchases made with cash	574,920
Deposits of crypto assets (USDC) into tokenized investment fund (T12 Fund)	(150,202)
Deposits of crypto assets into liquid staking activities	(138,500)
Receipt of crypto assets rewards from liquid staking activities	207
Unrealized loss	(64,608)
Fair Value, December 31, 2025	$221,817

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Crypto Assets at Cost

The following table sets forth the units held, cost basis, and fair value of crypto assets held, as shown on the consolidated balance sheet as of December 31, 2025:

Name	Classification	Units Held	Original Cost Basis	Impairment	Adjusted Carrying Amount on December 31, 2025
LsETH (Staked Ethereum)	Current	20.38415	$78,340	$(17,860)	$60,480
mSOL (Marinade Solana)	Current	226.95034	60,160	(22,056)	38,104
Total			$138,500	$(39,916)	$98,584

Cost basis is equal to the cost of the crypto assets plus transaction fees, if any, at the time of purchase or upon receipt. Adjusted carrying amount represents the costs of the crypto asset less impairment recorded.

The following table represents a reconciliation of crypto assets held at cost:

For the Year Ended December 31, 2025

Cost Basis, December 31, 2024	$-
Receipt of crypto assets at cost upon deposits of crypto assets at fair value into liquid staking activities	138,500
Impairment loss	(39,916)
Adjusted Carrying Amount, December 31, 2025	$98,584

For the year ended December 31, 2025, the Company recorded an impairment loss of $39,916 related to its holdings of LsETH and mSOL in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill (See Note 2 - Crypto Assets). The impairment was recorded in the other income (expense) in the consolidated statements of operations. During the year ended December 31, 2025, the Company did not redeem any LsETH or mSOL and did not recognize any net gain or loss.

NOTE 5 – INTANGIBLE ASSETS

On July 1, 2024, the Company entered into an exclusive license agreement (the “Columbia License Agreement”) with Columbia University (“Columbia”) with an effective date of June 28, 2024 (the “Effective Date”) pursuant to which the Company has been granted exclusive rights to certain patents and technical information to develop, manufacture and commercialize Products (as defined in the Columbia License Agreement), including therapies for stress-induced affective disorders and other conditions, for a cost of $247,400. In May 2025, Columbia agreed to reduce the reimbursement of the prior patent and legal expenses from $197,400 to $185,000. As a result, the total cost of the license was revised to $235,000 (See Note 8). The term of the Columbia License Agreement shall commence on the Effective Date and shall continue on a country-by-country and product-by-product basis until the latest of: (a) the date of expiration of the last to expire of the issued Patents (as defined in the Columbia License Agreement), (b) 20 years after the first bona fide commercial sale of the Product in the country in question, or (c) expiration of any market exclusivity period granted by a regulatory agency for a Product in the country in question (See Note 8).

On December 31, 2025 and 2024, intangible assets consisted of the following:

	Useful life	December 31, 2025	December 31, 2024
License	20 years	$235,000	$247,400
Less: accumulated amortization		(17,625)	(6,185)
		$217,375	$241,215

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

For the years ended December 31, 2025 and 2024, amortization expense amounted to $11,440 and $6,185, respectively.

Amortization of intangible assets with finite lives attributable to future periods is as follows:

Year ending December 31:	Amount
2026	$11,750
2027	11,750
2028	11,750
2029	11,750
2030	11,750
Thereafter	158,625
Total	$217,375

NOTE 6 – STOCKHOLDERS’ EQUITY

Shares Authorized

The Company has 105,000,000 shares authorized which consists of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

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

Concurrently with the sale of the June 2024 Shares and/or the Pre-Funded Warrants, pursuant to the June 2024 Purchase Agreement in a private placement, for each June 2024 Share and/or Pre-Funded Warrant purchased by the June 2024 investors, such investors received from the Company an unregistered warrant (the “June 2024 Common Warrant”) to purchase one share of Common Stock for each June 2024 Share and/or Pre-Funded Warrant purchased (the “June 2024 Common Warrant Shares”). Accordingly, the Company issued an aggregate of 917,432 June 2024 Common Warrants to the June 2024 Investors. The June 2024 Common Warrants have an exercise price of $2.06 per share and are exercisable immediately upon issuance for a five-year period.

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

DECEMBER 31, 2025 AND 2024

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

Concurrently with the sale of Common Stock, pursuant to the July 2024 Purchase Agreement in a private placement, for each share of Common Stock purchased by the July 2024 Investors, such July 2024 Investors received from the Company an unregistered warrant (the “July 2024 Common Warrants”) to purchase one share of common stock for each July 2024 Share purchased for an aggregate of 763,638 shares (the “July 2024 Common Warrant Shares”). The July 2024 Common Warrants have an exercise price of $2.75 per share and are exercisable immediately upon issuance for a five-year period.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

May 2025 Public Offering

On May 16, 2025, the Company completed a public offering (the “May 2025 Offering”) of (i) 2,723,336 shares (the “May 2025 Common Shares”) of Common Stock; (ii) prefunded warrants (the “May 2025 Prefunded Warrants”) to purchase 610,002 shares of Common Stock of the Company (the “May 2025 Prefunded Warrant Shares”); (iii) Series A-1 warrants (the “May 2025 Series A-1 Common Warrants”) to purchase 3,333,338 shares of Common Stock of the Company (the “May 2025 Series A-1 Common Warrant Shares”) and (iv) Series A-2 warrants (the “May 2025 Series A-2 Common Warrants,” together with the Series A-1 Warrants, the “May 2025 Common Warrants”) to purchase 3,333,338 shares of Common Stock of the Company (the “May 2025 Series A-2 Common Warrant Shares,” together with the Series A-1 Common Warrants Shares, the “May 2025 Common Warrant Shares”). The offering price of each May 2025 Common Share and accompanying May 2025 Series A-1 Common Warrant and May 2025 Series A-2 Common Warrant was $0.60, and the offering price of each May 2025 Prefunded Warrant and accompanying May 2025 Series A-1 Common Warrant and May 2025 Series A-2 Common Warrant was $0.5999.  The May 2025 Common Shares, May 2025 Prefunded Warrants, May 2025 Prefunded Warrant Shares, May 2025 Common Warrants and May 2025 Common Warrant Shares are collectively referred to herein as the “May 2025 Securities.”

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The closing of the sales of these securities under the May 2025 Purchase Agreement took place on May 16, 2025. The public offering price for each May 2025 Shares was $0.60 for aggregate gross proceeds of $1,634,002, and public offering price for the Pre-Funded Warrants was $0.5999 for each Pre-Funded Warrant for aggregate gross proceeds of $365,940. In connection with this Offering, the Company raised aggregate gross proceeds of $1,999,942 of which $365,940 was attributable to the pre-funded warrants. The Company received net proceeds of $1,227,957 attributable to the sale of common stock, net of Placement Agent fees and offering costs of $290,000 and legal fees and other fees of $116,045. The Company is using the net proceeds from the May 2025 Offering for working capital and other general corporate purposes.

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

During August and September 2025, certain of the May 2025 Investors exercised the 916,668 Series A-1 Warrants and 143,334 Series A-2 Warrants and the May 2025 Investors received a total of 1,060,002 shares of Common Stock for net cash proceeds of $634,922.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Concurrently with the sale of the October 2025 Shares pursuant to the September 2025 Purchase Agreement in a private placement, for each October 2025 Share purchased by the investors, such investors received from the Company an unregistered warrant (the “October 2025 Warrants”) to purchase one share of Common Stock for each October 2025 Share purchased (the “October 2025 Warrant Shares”). The October 2025 Warrants have an exercise price of $0.75 per share, are exercisable immediately upon issuance and will expire five years from the effective date of a registration statement registering for resale the underlying October 2025 Warrant Shares.

The closing of the sales of these securities under the September 2025 Purchase Agreement took place on October 1, 2025.

The gross proceeds from the October 2025 Offering were $2,500,000, prior to deducting placement agent’s fees and other offering expenses payable by the Company. The Company intends to use the net proceeds from the October 2025 Offering for working capital and other general corporate purposes. The Company received net proceeds of $2,131,339, net of Placement agent fees and offering costs of $303,450 and legal and other fees of $65,211.

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

The Company agreed to file a registration statement on Form S-1 providing for the resale of the October 2025 Warrant Shares (the “Resale Registration Statement”) within 15 calendar days of the date of the September 2025 Purchase Agreement (the “Filing Date”), and to use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC within 75 calendar days following the date of the Filing Date and to keep the Resale Registration Statement effective at all times until the Holders no longer own any October 2025 Warrants or October 2025 Warrant Shares. This registration statement on Form S-1 was filed with the SEC on October 29. 2025 and declared effective on November 26, 2025.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

In consideration for the Purchased Assets, the Company issued to the Seller 750,000 shares of its common stock, which were valued at $518,225 or $0.69 per share, based on the quoted closing stock price on July 29, 2025. The issuance was recorded as an increase to common stock and additional paid-in capital within stockholders’ equity. Due to the nature of the Purchased Assets and the lack of an established alternative future use, the fair value of the common stock issued was recorded as research and development expense of $518,225 during the year ended December 31, 2025.

The Agreement contains certain representations, warranties and covenants of the parties that are customary for agreements of its type. In addition, the Seller agreed to indemnify the Company for any misrepresentation or breach under the Agreement, infringement of any third-party right by any portion of the software and any acts of gross negligence, fraud or intentional misconduct by the Seller.

Stock Repurchase Plan

On January 26, 2023, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2023. On January 9, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $1 million of the Company’s common stock until March 31, 2024 and on April 4, 2024, the Stock Repurchase Plan was extended to April 30, 2024. During the year ended December 31, 2023, the Company purchased 252,855 shares of common stock for a cost of $471,121. During the year ended December 31, 2024, the Company purchased 102,855 shares of common stock for a cost of $173,113. In aggregate, during the years ended December 31, 2024 and 2023, the Company repurchased a total of 355,710 shares of its common stock for a total cost of $644,234 pursuant to its Stock Repurchase Program. During the year ended December 31, 2024, 355,710 treasury shares with a cost of $644,234 were cancelled. As of December 31, 2025 and 2024, there were no treasury shares outstanding.

Stock Options

On January 18, 2021, the Company’s board of directors (“Board”) approved the Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) to incentivize employees, officers, directors and consultants of the Company and its affiliates. 170,000 shares of common stock are reserved and available for issuance under the 2020 Plan, provided that certain exempt awards (as defined in the 2020 Plan), shall not count against such share limit. The 2020 Plan provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of cash, stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation units and other stock or cash-based awards. The 2020 Plan shall terminate on the tenth anniversary of the date of adoption by the Board. Subject to certain restrictions, the Board may amend or terminate the Plan at any time and for any reason. An amendment of the 2020 Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, rules or regulations. On March 10, 2021, the 2020 Plan was approved by the stockholders. On September 15, 2023, our Board of Directors adopted the Silo Pharma, Inc. Amended and Restated 2020 Omnibus Equity Incentive Plan which was approved by the Company’s stockholders on December 4, 2023. The Amended and Restated Omnibus Equity Incentive Plan (i) increases the number of shares of common stock that may be issued under such plan by 300,000 shares to 470,000 shares and (ii) includes claw back provisions to comply with recent developments of applicable law. At the Annual Meeting on October 24, 2025, the shareholders of the Company approved an amendment to the Silo Pharma Inc. Amended and Restated 2020 Omnibus Equity Incentive Plan (the “Plan Amendment’) to increase the number of shares of common stock reserved for issuance thereunder to 1,400,000 shares from 470,000 shares. The amendment also added an automatic annual increase provision, effective January 1, 2026, equal to the lesser of 5% of the outstanding shares of Common Stock on the first day of the fiscal year or a number determined by the Board. On January 1, 2026, pursuant to the 5% evergreen provision described above, the amount of shares available under the Amended and Restated 202 Plan increased by 665,913 shares to 2,065,913 shares.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

On May 22, 2025, and effective May 23, 2025, the Board granted an aggregate of 400,000 incentive stock options under the 2020 Plan, to executive officers and board members, exercisable at the fair market value of the Company’s common stock on the date of grant or $0.429 per share with a five-year term and vest on the first anniversary date of the grant date. These options were valued at $167,566 on the grant date using a Black Scholes option pricing model with the following assumptions: risk-free interest rate of 3.96%, expected term of 3 years using the simplified method since the Company lacks sufficient, credible historical data to accurately model employee exercise behavior, and expected volatility of 259.34% based on historical volatility.

On August 4, 2025, the Board approved the establishment of a cryptocurrency advisory board (the “Crypto Advisory Board”) which will initially consists of up to three (3) members in connection with the Company’s cryptocurrency treasury strategy. On August 4, 2025, the Board appointed Corwin Yu as the initial member of the Crypto Advisory Board. In connection with this initiative, on August 4, 2025, the Company entered into an advisory agreement with Corwin Yu, pursuant to which Mr. Yu will serve on the Crypto Advisory Board. In consideration of Mr. Yu’s services, the Company granted him options to purchase 45,000 shares of its common stock at an exercise price of $0.7757 under its 2020 Plan, which options have a 10-year term and will vest in 12 equal monthly installments. These options were valued at $34,424 on the grant date using a Black Scholes option pricing model with the following assumptions: risk-free interest rate of 3.75%, expected term of 5.5 years using the simplified method since the Company lacks sufficient, credible historical data to accurately model employee exercise behavior, and expected volatility of 206.76% based on historical volatility.

On December 4, 2025, the Board granted additional option to purchase 55,000 shares of common stock to Corwin Yu at an exercise price of $0.4515 per share under the 2020 Plan. These additional options have a 10-year term and vest in 12 equal monthly installments over a one-year period. These options were valued at $24,487 on the grant date using a Black Scholes option pricing model with the following assumptions: risk-free interest rate of 3.68%, expected term of 5.5 years using the simplified method since the Company lacks sufficient, credible historical data to accurately model employee exercise behavior, and expected volatility of 206.60% based on historical volatility

During the years ended December 31, 2025 and 2024, the Company amortized $117,021 and $0 of stock-based compensation which was recorded as compensation expense in the accompanying consolidated statement of operations and comprehensive loss, respectively. As of December 31, 2025 and 2024, unamortized stock-based compensation expense related to unvested stock options had a balance of $109,456 and $0, respectively. As of December 31, 2025, the unamortized stock-based compensation expense is expected to be recognized over a weighted average period of 0.54 years.

Stock option activities for the years ended December 31, 2025 and 2024 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2023	28,850	$7.28	5.31	$8,610
Expired	(6,000)	0.005	-	-
Balance Outstanding, December 31, 2024	22,850	9.19	5.56	-
Granted	500,000	0.46	-	-
Balance Outstanding, December 31, 2025	522,850	$0.84	5.43	$-
Exercisable, December 31, 2025	46,183	$4.91	7.14	$-

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

On June 4, 2024, concurrently with the sale of Common Stock and/or the Pre-Funded Warrants, pursuant to the June 2024 Purchase Agreement in a private placement as discussed above, the Company issued the June 2024 Common Warrants to purchase 917,432 shares of Common Stock to the June 2024 Investors. The June 2024 Common Warrants have an exercise price of $2.06 per share and are exercisable immediately upon issuance for a five-year period. Additionally, the Placement Agent received the June 2024 Placement Agent Warrant to purchase up to 68,807 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, which equals to $2.725 per share. The June 2024 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years.

On July 18, 2024, concurrently with the sale of July 2024 Shares, pursuant to the July 2024 Purchase Agreement in a private placement as discussed above, the Company issued the July 2024 Common Warrants to purchase 763,638 shares of Common Stock to the July 2024 Investors. The July 2024 Common Warrants have an exercise price of $2.75 per share and are exercisable immediately upon issuance for a five-year period. Additionally, the Placement Agent received the July 2024 Placement Agent Warrants to purchase up to 57,275 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, which equals to $3.4375 per share. The July 2024 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years.

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

On May 16, 2025, concurrently with the sale of Common Stock and/or the Pre-Funded Warrants, pursuant to the May 2025 Purchase Agreement, the Company issued the Series A-1 Warrants to purchase 3,333,338 shares of Common Stock and Series A-2 Warrants to purchase 3,333,338 shares of Common Stock to the May 2025 Investors. The May 2025 Warrants have an exercise price of $0.60 per share and are exercisable immediately upon issuance, with the Series A-1 Warrants having a five-year term and the Series A-2 Warrants having an eighteen-month term. On June 6, 2025, certain of the May 2025 Investors exercised the 833,334 Series A-2 Warrants and the May 2025 Investors received 833,334 shares of Common Stock for cash proceeds of $500,000. During August and September 2025, certain of the May 2025 Investors exercised the 916,668 Series A-1 Warrants and 143,334 Series A-2 Warrants and the May 2025 Investors received a total of 1,060,002 shares of Common Stock for net cash proceeds of $634,922. Additionally, the Placement Agent received the May 2025 Placement Agent Warrant to purchase up to 250,000 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, which equals $0.75 per share. The May 2025 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years. The Series A-1 Warrants and Series A-2 Warrants have subsequent rights and anti-dilutive provisions.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

As discussed above under the sale of October 2025 Shares and October 2025 Warrants, on September 29, 2025, the Company entered into the September 2025 Purchase Agreement with certain institutional investors to sell 2,857,143 shares of Common Stock at a purchase price of $0.875 per share. The closing of the October 2025 Offering took place on October 1, 2025, resulting in aggregate gross proceeds of $2,500,000 and net proceeds of $2,146,000, after deducting placement agent fees and other offering costs.

Concurrently with the sale of the October 2025 Shares, the Company issued the unregistered October 2025 Warrants to purchase 2,857,143 shares of Common Stock to the investors. The October 2025 Warrants have an exercise price of $0.75 per share and are exercisable immediately upon issuance, with a term expiring five years from the effective date of the resale registration statement. Additionally, the Placement Agent received the October 2025 Placement Agent Warrants to purchase up to 214,285 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share, which equals $1.0938 per share. The October 2025 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years. The October 2025 Warrants have subsequent rights and anti-dilutive provisions.

On December 12, 2025, an investor that participated in the Company’s February 2021 financing provided the Company with notice of the irrevocable abandonment and surrender of warrants to purchase 66,667 shares of common stock. These warrants were originally issued on February 12, 2021, and following a 1-for-50 reverse stock split, the number of shares and exercise price were adjusted from 3,333,332 shares and $0.30 per share to 66,667 shares and $15.00 per share, respectively. The warrants were surrendered for no consideration and were scheduled to expire on February 12, 2026. The abandonment resulted in a reduction of outstanding warrants and had no effect on the Company’s consolidated financial statements.

Warrant activities for the years ended December 31, 2025 and 2024 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2023	404,580	$14.05	2.3	$-
Granted	1,841,187	2.38	-	-
Exercised	(34,037)	0.0001	-	-
Balance Outstanding, December 31, 2024	2,211,730	4.55	3.9	-
Granted	10,598,106	0.62	-	-
Cancelled	(66,667)	15.00	-	-
Exercised	(2,503,338)	0.45	-	-
Balance Outstanding, December 31, 2025	10,239,831	$1.41	3.4	$-
Exercisable, December 31, 2025	10,239,831	$1.41	3.4	$-

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 7 – CONCENTRATIONS

Customer concentration

For the years ended December 31, 2025 and 2024, one licensee accounted for 100% total revenues from customer license fees.

Vendor concentrations

For the years ended December 31, 2025 and 2024, one licensor accounted for 100% of the Company’s vendor license agreements (see below) related to the Company’s biopharmaceutical operations.

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

Daniel Ryweck

On September 27, 2022, the Board appointed Daniel Ryweck as Chief Financial Officer of the Company. On September 28, 2022, the Company entered into an employment agreement (the “Ryweck Employment Agreement”) with Mr. Ryweck. Pursuant to the terms of the Ryweck Employment Agreement, which was amended on October 12, 2022, Mr. Ryweck will (i) receive a base salary at an annual rate of $60,000 (the “Base Compensation”) payable in equal monthly installments, and (ii) be eligible to receive an annual discretionary bonus. The term of Mr. Ryweck’s engagement under the Ryweck Employment Agreement commenced on September 28, 2022 and continued until September 28, 2023, unless earlier terminated in accordance with the terms of the Ryweck Employment Agreement. The term of Mr. Ryweck’s Employment Agreement was automatically renewed until September 28, 2026 and will automatically renew for successive one-year periods until terminated by Mr. Ryweck or the Company. On November 11, 2024, the Company entered into a Second Amendment to Employment Agreement with Daniel Ryweck (the “Second Amendment”). The Second Amendment amends the Employment Agreement to provide that Mr. Ryweck will be entitled to receive an annual cash bonus in an amount up to $60,000 if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board for earning bonuses. In December 2024, the Company paid a bonus of $25,000 to Mr. Ryweck.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments (see below for payment terms), (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. The Company paid to UMB am aggregate license fee of $75,000 in 2021 and 2022. The license fee is non-refundable and is not creditable against any other fee, royalty or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The $75,000 license fee was recorded as a prepaid expense and is being amortized over the 15-year term. Upon termination of the Master License Agreement on July 8, 2025, the Company determined that the remaining unamortized license fee had a useful life only to the extent of the new Option Agreement and, as a result, changed the amortization period for the remaining balance from the original 15-year term to the Option Agreement’s expiration date of March 31, 2026. During the year ended December, 2025 and 2024, the Company recognized license fees of $37,917 and $5,000, respectively, from the amortization of prepaid license fees, which is included in costs of revenues on the accompanying consolidated statements of operations and comprehensive loss. On December 31, 2025, prepaid expense and other current assets – current amounted to $17,708 and prepaid expense – non-current amounted to $0 and on December 31, 2024, prepaid expense and other current assets – current amounted to $5,000 and prepaid expense – non-current amounted to $50,625, which has been included in prepaid expenses and other current assets and prepaid expenses and other assets – non-current on the consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below – Customer Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. During the year ended December, 2025 and 2024, the Company recognized license fees of $6,378 and $838, respectively, from the amortization of the sublicense fee. The amortization period for this sublicense fee was also revised to the Option Agreement’s expiration date of March 31, 2026, consistent with the termination of the Master License Agreement. On December 31, 2025, prepaid expense and other current assets – current amounted to $2,980 and prepaid expenses – non-current amounted to $0. On December 31, 2024, prepaid expense and other current assets – current amounted to $838 and prepaid expenses – non-current amounted to $8,520 as reflected in the consolidated balance sheets.

Exclusive License Agreement with the Trustees of Columbia University in the City of New York

On July 1, 2024, the Company entered into an exclusive license agreement (the “Columbia License Agreement”) with Columbia University (“Columbia”) with an effective date of June 28, 2024 (the “Effective Date”) and pursuant to which the Company has been granted exclusive rights to certain patents and technical information to develop, manufacture and commercialize Products (as defined in the Columbia License Agreement), including therapies for stress-induced affective disorders and other conditions. The term of the Columbia License Agreement commenced on the Effective Date and shall continue on a country-by-country and product-by-product basis until the latest of: (a) the date of expiration of the last to expire of the issued Patents (as defined in the Columbia License Agreement), (b) 20 years after the first bona fide commercial sale of the Product in the country in question, or (c) expiration of any market exclusivity period granted by a regulatory agency for a Product in the country in question. Pursuant to the Columbia License Agreement, the Company agreed to pay Columbia:

(i)	an initial license fee of $50,000 paid in October 2024 and included in intangible assets on the accompanying consolidated balance sheets as of December 31, 2025 and December 31, 2024 (See Note 5).

(ii)	an annual license fee of $25,000 payable on the 1st and 2nd anniversary of the Effective Date and an annual license fee of $50,000 payable on the third and subsequent anniversary of the Effective Date.

(iii)	Royalties as follows:

(A)	Concerning sales of Products by the Company, its Designees, or their Affiliates in the Territory, a non-refundable and non-recoverable royalty of the following on a country-by-country and Product-by-Product basis:

(1)	4% of Net Sales of Patent Products; and

(2)	2% of Net Sales of Technology Products.

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

(iv)	Trigger Event Fee: The Company shall pay Columbia a Trigger Event Fee within 30 days after the Initial Date or, if later, within 10 days following the date upon which the Trigger Event Fee. A Trigger Event means any Assignment of the Columbia License Agreement or Change of Control and a Trigger Event Fee shall mean an additional cash license fee equal to 5% of the Business Valuation, as defined in the agreement.

(v)	The Company shall reimburse Columbia for patent expenses as follows:

(i)	The Company shall reimburse Columbia for the actual fees, costs, and expenses Columbia has incurred before, on, and after the Effective Date in preparing, filing, prosecuting, and maintaining the Patents (and those patents and patent applications to which Patents claim priority) (collectively “Patent Expenses”). Patent Expenses include, without limitation, legal fees, the costs of any interference proceedings, oppositions, re-examinations, or any other ex parte or inter partes administrative proceeding before patent offices, taxes, annuities, issue fees, working fees, maintenance fees, and renewal charges, plus a five percent processing fee.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

(ii)	Unreimbursed Patent Expenses that Columbia incurred for legal activities occurring before September 30, 2021 are “Past Patent Expenses.”

(iii)	Columbia, using reasonable efforts, estimated that unreimbursed Patent Expenses for legal activities occurring before September 30, 2021 were $197,400 (“Estimated Past Patent Expenses”). The Company shall reimburse Columbia in full no later than thirty (30) days after the Effective Date. On June 28, 2024, the Company considered the Estimated Past Patents Expenses due of $197,400 as part of the cost of entering into the Columbia License Agreement license and accordingly, increased intangible assets and accounts payable by $197,400. In November 2024, the Company paid $50,000 of this amount and as of December 31, 2024, the balance of $147,400 was included in accounts payable. In May 2025, Columbia revised the Estimated Past Patent Expenses downward from $197,400 to $185,000, thereby reducing the intangible asset and accounts payable by $12,400. For the year ended December 31, 2025, the Company paid an aggregate of $100,000 of this amount, occurring in July and October. As of December 31, 2025, the remaining balance of $35,000 is included in accounts payable on the accompanying consolidated balance sheet (See Note 5).

(iv)	The Company will pay any additional unreimbursed Past Patent Expenses within thirty (30) days after receiving an invoice from Columbia for the additional Past Patent Expenses.

(v)	The Company will reimburse Columbia for unreimbursed Patent Expenses incurred by Columbia after the Past Patent Expenses (“Ongoing Patent Expenses”) no later than thirty (30) days after receiving Columbia’s invoice.

(vi)	At Columbia’s election, Columbia may require advance payment of a reasonable estimate of Ongoing Patent Expenses (“Estimated Ongoing Patent Expenses”). Columbia shall give at least thirty (30) days’ notice to the Company before the date the advance payment is due, which payment Columbia may make due up to three months before the date Columbia has chosen for the legal work to be completed. Columbia may credit any unused balance towards future Patent Expenses, or upon the Company’s written request, Columbia shall return the unused balance to the Company. No later than thirty (30) days after receiving an invoice from Columbia for any Patent Expenses incurred over the reasonable estimate, the Company shall reimburse Columbia for the excess amount.

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

DECEMBER 31, 2025 AND 2024

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

During the year ended December 31, 2025 and 2024, the Company recognized license fee revenues of $68,750 and $68,750, respectively. On December 31, 2025, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $618,750 and on December 31, 2024, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $687,500, which are included in deferred revenue - current and deferred revenue – long-term portion on the accompanying consolidated balance sheets.

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

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Pursuant to the Sublicense Agreement, Aikido agreed to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. During the year ended December, 2025 and 2024, the Company recognized revenue of $3,352 and $3,352, respectively. On December 31, 2025, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $30,726, and on December 31, 2024, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $34,078 as reflected in the consolidated balance sheets.

Sponsored Study and Research Agreements between the Company and Vendors

During the year ended December, 2025 and 2024, the Company recorded research and development expense of $2,160,829 and $2,368,156, respectively, which was incurred in connection with sponsored study and research agreements between the Company and various vendors.

On December 31, 2025, approximate future amounts due under sponsored study and research agreements between the Company and vendors is as follows:

Year ended December 31,	Amount
2026	$1,823,000
Total	$1,823,000

NOTE 9 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax asset on December 31, 2025 and 2024 consists of net operating loss carryforwards and the deferred tax asset on December 31, 2024 includes mandatory capitalization of research and development cost for tax purposes pursuant to Section 174, as revised by the Tax Cuts and Jobs Act (“TCJA”). The TCJA amended Section 174 relating to the federal tax treatment of research or experimental expenditures paid or incurred during the taxable year. The new Section 174 rules required taxpayers to capitalize and amortize specified research and experimental expenditures, including software development, over a period of five years (attributable to domestic research) or 15 years (attributable to foreign research). The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.  As of December 31, 2025 and 2024, the Company had not recorded a liability for any unrecognized tax positions.

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

On July 4, 2025, One, Big Beautiful Bill (the “OBBBA”) was enacted and signed into law, which included among other provisions the restoration of immediate expensing of domestic research and experimental (“R&E”) expenditures under Section 174. Pursuant to the OBBBA’s transition rules, the Company elected to expense all unamortized domestic R&E costs previously capitalized between 2022 and 2024. As the Company maintains a valuation allowance against its net deferred tax assets, including NOLs, this election resulted in no change to tax expense for the year ended December 31, 2025.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or “ASU 2023-09.” The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments also require entities on an annual basis to disclose disaggregated amounts of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025 prospectively.

For the years ended December 31, 2025 and 2024, the components of loss before income taxes were as follows:

	2025	2024
Domestic	$(4,227,698)	$(4,392,880)
Total loss before income taxes	$(4,227,698)	$(4,392,880)

The Company has not recorded a current or deferred tax provision for years ended December 31, 2025 and 2024.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended		Year Ended
	December 31, 2025	Percent	December 31, 2024	Percent
Income tax benefit at U.S. statutory rate	$(1,109,693)	(21.0%)	$(488,227)	(21.0)%
Income tax benefit – state	(343,476)	(6.5%)	(151,118)	(6.5)%
Permanent differences	33,178	0.6%	2,328	0.1%
Change in valuation allowance	1,419,991	26.9%	637,017	27.4%
Total provision for income tax	$-	0.0%	$-	0.0%

The Company’s approximate net deferred tax asset as of December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
Deferred Tax Asset:
Net operating loss carryforward	$4,378,749	$2,958,758
Unrealized loss of short-term investments and crypto assets	28,744	-
Capitalized research and development costs	433,748	751,967
Total deferred tax asset before valuation allowance	4,841,241	3,710,726
Valuation allowance	(4,841,241)	(3,710,726)
Net deferred tax asset	$-	$-

SILO PHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The net operating loss carryforward was approximately $15,923,000 on December 31, 2025. Future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The net operating loss carry forwards may be available to reduce future years’ taxable income. Net loss carryforwards in the amount of $15,923.000 from 2018 onwards can be carried over indefinitely, subject to annual usage limits. Management believes that it appears more likely than not that the Company will not realize these tax benefits due to the Company’s continuing losses for income taxes purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit related to the U.S. net operating loss carry forwards to reduce the asset to zero. Management will review this valuation allowance periodically and will make adjustments as necessary. In 2025, the valuation allowance increased by $1,130,515.

NOTE 10 – SUBSEQUENT EVENTS

Common Stock Issued for Services

On February 19, 2026, the Company entered into an addendum to Service Agreement with its investor relations consultant pursuant to which is agreed to pay such consultant a monthly fixed fee of $5,000 for the term of 12 months and a commitment fee of $250,000 (the “Commitment Fee”) in consideration of entering into the addendum and restarting the service agreement. The consultant elected to receive the Commitment Fee in shares of the Company’s Common Stock resulting in 848,320 shares of Common Stock payable to the consultant in respect of the Commitment Fee based on a $0.2947 share price being the Nasdaq Minium Price on the date the addendum was signed (the “Commitment Fee Shares”). In connection with this consulting agreement, the Company recognized $250,000 in prepaid stock-based professional fees and shall be amortized as stock-based professional fees over the term of the agreement.

Stock Repurchase Plan

On February 23, 2026, the Company’s Board of Directors authorized a stock repurchase plan to repurchase up to $1 million of Common Stock, from time to time, with such plan to be in place until December 31, 2026. As of the date of this report, no shares of Common Stock have been repurchased by the Company.