Form 10-Q
period 2026-03-31
Silo Pharma, Inc.
filed 2026-05-14
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of shares of common stock, par value $0.0001 per share, outstanding as of May 13, 2026 was: 16,266,593.

SILO PHARMA, INC. AND SUBSIDIARY
FORM 10-Q
MARCH 31, 2026

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Quarterly Report on Form 10-Q. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	our ability to obtain additional funds for our operations;

●	our financial performance;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	intellectual property risks;

●	the impact of government regulation and developments relating to our competitors or our industry;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	our estimates of our expenses, losses, future revenue and capital requirements, including our needs for additional financing;

●	our ability to attract and retain qualified key management and technical personnel;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products and markets;

●	our cash needs and financing plans.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,902,514	$4,748,700
Short-term investments, at fair value	2,129,659	2,110,065
Crypto assets, at fair value	173,462	221,817
Crypto assets, at cost	68,673	98,584
Prepaid expenses and other current assets	529,386	208,559

Total Current Assets	6,803,694	7,387,725

LONG-TERM ASSETS:
Intangible assets, net	214,438	217,375

Total Long-Term Assets	214,438	217,375

Total Assets	$7,018,132	$7,605,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$632,743	$578,081
Deferred revenue - current portion	72,102	72,102

Total Current Liabilities	704,845	650,183

LONG-TERM LIABILITIES:
Deferred revenue - long-term portion	631,451	649,476

Total Long-Term Liabilities	631,451	649,476

Total Liabilities	1,336,296	1,299,659

Commitment and Contingencies (see Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized: none designated as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 16,266,593 and 13,318,273 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,627	1,332
Additional paid-in capital	26,810,994	25,790,670
Accumulated other comprehensive income	8,721	5,828
Accumulated deficit	(21,139,506)	(19,492,389)

Total Stockholders’ Equity	5,681,836	6,305,441

Total Liabilities and Stockholders’ Equity	$7,018,132	$7,605,100

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

LICENSE FEE REVENUE	$18,026	$18,026

COST OF REVENUES	20,688	1,460

GROSS (LOSS) PROFIT	(2,662)	16,566

OPERATING EXPENSES:
Compensation expense	242,633	178,469
Professional fees	255,293	273,824
Research and development	1,013,265	593,962
Other selling, general and administrative expenses	80,807	64,432

Total operating expenses	1,591,998	1,110,687

LOSS FROM OPERATIONS	(1,594,660)	(1,094,121)

OTHER INCOME (EXPENSE):
Interest and dividend income, net	38,718	61,828
Interest expense	(3,373)	(2,066)
Net realized gain on short-term debt investments	-	2,922
Unrealized loss on short-term tokenized investments funds	(2,060)	-
Staking income on crypto assets	191	-
Unrealized loss on crypto assets, at fair value	(53,348)	-
Impairment loss on crypto assets, at cost	(29,911)	-
Foreign currency transaction loss	(2,674)	-

Total other income (expense), net	(52,457)	62,684

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,647,117)	(1,031,437)

Provision for income taxes	-	-

NET LOSS	$(1,647,117)	$(1,031,437)

COMPREHENSIVE LOSS:
Net loss	$(1,647,117)	$(1,031,437)

Other comprehensive income:
Unrealized gain on short-term debt investments	2,893	8,285

Total comprehensive loss	$(1,644,224)	$(1,023,152)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.12)	$(0.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	13,709,211	4,484,456

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2025	13,318,273	$1,332	$25,790,670	$5,828	$(19,492,389)	$6,305,441

Issuance of common stock in exchange of future services	848,320	85	249,915	-	-	250,000

Issuance of common stock in exchange of acquired technology	2,100,000	210	713,790	-	-	714,000

Accretion of stock-based compensation in connection with stock option grants	-	-	56,619	-	-	56,619

Accumulated other comprehensive gain - short-term debt investments	-	-	-	2,893	-	2,893

Net loss	-	-	-	-	(1,647,117)	(1,647,117)

Balance, March 31, 2026	16,266,593	$1,627	$26,810,994	$8,721	$(21,139,506)	$5,681,836

			Additional	Accumulated Other		Total
	Common Stock		Paid In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2024	4,484,456	$449	$20,296,088	$2,419	$(15,264,691)	$5,034,265

Accumulated other comprehensive gain - short-term debt investments	-	-	-	8,285	-	8,285

Net loss	-	-	-	-	(1,031,437)	(1,031,437)

Balance, March 31, 2025	4,484,456	$449	$20,296,088	$10,704	$(16,296,128)	$4,011,113

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,647,117)	$(1,031,437)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	2,937	3,092
Amortization of prepaid stock-based professional fees	26,712	-
Net realized gain on short-term debt investments	-	(2,922)
Unrealized loss on short-term tokenized investment funds	2,060	-
Staking income on crypto assets	(191)	-
Unrealized loss on crypto assets, at fair value	53,348	-
Impairment loss on crypto assets, at cost	29,911	-
Stock-based compensation	56,619	-
Common stock issued for acquired technology expensed	714,000	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(97,539)	(120,314)
Accounts payable and accrued expenses	54,662	(470,693)
Deferred revenue	(18,025)	(18,026)

NET CASH USED IN OPERATING ACTIVITIES	(822,623)	(1,640,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of short-term debt investments	-	905,353
Purchases of short-term debt investments	(18,761)	(33,972)
Proceeds from the sale of crypto assets	45,188	-
Purchases of crypto assets	(49,990)	-

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(23,563)	871,381

NET DECREASE IN CASH AND CASH EQUIVALENTS	(846,186)	(768,919)

CASH AND CASH EQUIVALENTS - beginning of the period	4,748,700	3,905,799

CASH AND CASH EQUIVALENTS - end of the period	$3,902,514	$3,136,880

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,373	$2,066
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock in exchange for future services	$250,000	$-
Unrealized gain on short-term debt investments	$2,893	$8,285

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

On April 8, 2020, the Company incorporated a new wholly-owned subsidiary, Silo Pharma Inc., in the State of Florida.

On April 15, 2026, the Company formed Qwikagentsai Inc. (“Qwikagentsai”), a Nevada corporation, as a wholly-owned subsidiary. Qwikagentsai was formed to diversify the Company’s business into artificial intelligence (“AI”) technology including the development and commercialization of web-based AI agent platforms.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ( “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2026.

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

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company generated a net loss of $1,647,117 and used cash in operations of $822,623 during the three months ended March 31, 2026. Additionally, the Company has an accumulated deficit of $21,139,506 on March 31, 2026. As of March 31, 2026, the Company had cash and cash equivalents of $3,902,514, short-term investments of $2,129,659, and working capital of $6,098,849.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that it has sufficient cash and liquid short-term investments to meet its obligations for a minimum of twelve months from the date of this filing.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the three months ended March 31, 2026 and 2025 include the percentage of completion of research and development projects, valuation of short-term investments, valuation of crypto assets, valuation of intangible assets, valuation allowances for deferred tax assets, and the fair value of shares and stock options issued for services.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. On March 31, 2026 and December 31, 2025, the Company had cash in excess of FDIC limits of approximately $3,402,000 and $4,249,000, respectively. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments.

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

The Company also holds interests in private investment funds that are tokenized on public blockchains, specifically the Alphaledger/Simplify Target 12% Distribution Fund LLC (“T12 Fund”). While these assets utilize blockchain technology for record-keeping and settlement, they represent equity interests in a limited liability company and are managed as short-term investments. The Company classifies the T12 Fund as a trading security. The fund is an actively managed tokenized hedge fund that generates income through a diversified strategy including corporate bonds, U.S. treasuries, currency forwards, and derivative instruments such as index options and futures. Due to the lack of a widely recognized public exchange price for the fund units, these investments are recorded at fair value based on the Net Asset Value (NAV) provided by the fund administrator. Unrealized gains and losses for this investment are recognized in the unaudited consolidated statements of operations and comprehensive loss within “other income (expense)”. Distributions from these funds are recognized as income when declared and are either received in cash equivalents (ALUSD) or automatically reinvested into additional fund units.

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

The Company recorded $2,893 and $8,285 of unrealized gain on short-term investments on marketable debt securities as a component of other comprehensive income for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the Company recorded an unrealized loss of $2,060 on the T12 Fund in the unaudited consolidated statements of operations and comprehensive loss within “other income (expenses)”.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

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

The Company distinguishes between crypto assets which fall within the scope of ASC 350-60 and those which do not. The Company refers to crypto assets which fall within the scope of “ASC 350-60”, Accounting for and Disclosure of Crypto Assets, (BTC, ETH, USDC, SOL, XRP and RSC) as “crypto assets, at fair value.” Crypto assets which do not fall within the scope of ASC 350-60 (LsETH and mSOL) are referred to as “crypto assets, at cost.”

Crypto Assets, at Fair Value

Crypto assets that fall within the scope of ASC 350-60, such as BTC, ETH, SOL, native staked SOL, RSC and XRP, which are actively traded on public exchanges, are initially recorded at cost, which represents the cash, cash equivalents, or other financial assets paid to acquire the asset, including transaction fees.

Crypto assets are subsequently measured in accordance with ASC 350-60, at fair value in the statements of operations with unrealized gains and losses resulting from changes in fair value recognized in net income or loss. The Company determines and records at each reporting period the fair value of its crypto assets in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the coinmarketcap.com or Coinbase exchange, the active exchange that the Company has determined is its principal market (Level 1 inputs). Changes in the fair value are recognized in net income (loss) within “Unrealized gain (loss) on crypto assets”, while realized gains and losses from the derecognition of crypto assets are included in “Realized gain (loss) on crypto assets, net” in the Company’s unaudited consolidated statements of operations and comprehensive loss. The Company applies a weighted average cost methodology to assign costs for purposes of determining crypto assets held and realized gains and losses.

Purchases and sales of crypto assets are reflected as cash flows from investing activities in the unaudited consolidated statements of cash flows. Contributions of crypto assets received in connection with deposits of ETH and SOL into a liquid staking protocol are presented as non-cash investing and financing activities.

Crypto Assets, at Cost

Crypto assets, at cost are recognized at fair value on the date received, which becomes their cost basis. Crypto assets, at cost, such as LsETH and mSOL, do not fall in the scope of ASC 350-60 for subsequent measurement. LsETH and mSOL represent receipt tokens, which in general and by design, grants the holder an enforceable right to redeem ETH or SOL for which it was exchanged. Therefore, it fails the ‘other goods and services criterion’ in ASC 350-60-15-1(b) and is outside the scope of ASC 350-60. Crypto assets, at cost are therefore subsequently measured at cost, net of any impairment losses incurred since acquisition, in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill (“ASC 350-30”).

The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices in the Company’s principal market, indicate that it is more likely than not that any of the assets are impaired. The quoted (unadjusted) prices on the coinmarketcap.com or the Coinbase exchange, the active exchange that the Company has determined as its principal market, are used in the analysis. If the carrying value of LsETH and mSOL exceeds that end of period quoted price, an impairment loss has occurred in the amount equal to the difference between its carrying value and such period end closing price. Impairment losses are recognized in the period in which the impairment occurs and are reflected within “Impairment loss on crypto assets, at cost” in the Company’s unaudited consolidated statements of operations and comprehensive loss. The impaired crypto assets are written down to their fair value at the time of impairment and this becomes the new cost basis for those assets. The cost basis of LsETH or mSOL will not be adjusted upward for any subsequent increase in fair value.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

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

Rewards from native staking activities fall outside the scope of ASC 606, Revenue from Contracts as these activities do not represent an output of the Company’s ordinary activities. Therefore, we reflect any such rewards received as other income on the accompanying unaudited consolidated financial statements. In this case the Company’s performance obligation is the provision of our validation rights to the validators, from which we earn variable consideration, in the form of SOL, which is non-cash consideration, measured at the fair value of SOL as of contract inception based on the quoted (unadjusted) prices on coinmarketcap.com or the Coinbase exchange, the active exchange that the Company has determined is its principal market. Revenue is recognized at the point in time when the Solana network confirms that the validation is complete. As a delegator, the Company has concluded it is not the principal to the block validation service provided to the Solana Network; it is the validators that control the service. Instead, the Company’s service is one of providing the use of its SOL by the validators to increase their validation opportunities. Consequently, the Company records staking revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled after validator commissions are paid to the custodians. During the three months March 31, 2026, staking income from native staking activities amounted to $191, which has been reflected as other income.

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

Any gain or loss on the derecognition of ETH or SOL and the recognition of the LsETH or mSOL is recognized in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) based on the difference between the carrying amount of the ETH or SOL staked and the fair value of the LsETH received or mSOL; and shall be included in “Realized gain or loss on crypto assets” in the Company’s unaudited consolidated statements of operations and comprehensive loss. As of March 31, 2026 and December 31, 2025, liquid staked crypto assets amounted to $68,673 and $98,584, respectively, which are included in crypto assets, at cost on the accompanying unaudited consolidated balance sheet (see Note 4).

Staking rewards in the form of ETH or SOL are only received upon redemption of LsETH or mSOL. During the three months ended March 31, 2026, no liquid staking rewards were received.

Since LsETH and mSOL are accounted for under ASC 350-30, any increases in LsETH and mSOL fair value while the Company remains staked with the liquid staking protocols, are not recognized. There is no ongoing performance obligation following the staking of ETH or SOL through the liquid staking protocol. Additionally, LsETH and mSOL are non-rebasing tokens, meaning its quantity remains fixed over time. Staking rewards are not continuously reflected in token balances but are instead realized separately. Staking rewards are therefore recognized only when the LsETH or mSOL is redeemed, measured at the fair value of ETH or SOL at contract inception, which is when the ETH or SOL were staked. Staking rewards on LsETH or mSOL shall be included in “Staking income on crypto assets” in the Company’s unaudited consolidated statements of operations and comprehensive loss. Gain or loss resulting from the difference between the carrying amount of the LsETH or mSOL redeemed and the fair value of ETH or SOL received at redemption (i.e., excluding staking rewards), shall be included in “Realized gain or loss on crypto assets” in the Company’s unaudited consolidated statements of operations and comprehensive loss.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

Crypto assets are classified on the balance sheet based on management’s intent and the expected period of use or sale:

●	Current assets: Digital assets held for trading or intended to be sold within 12 months are classified as current assets. As of March 31, 2026 and December 31, 2025, the Company reflects its crypto assets as current assets since the crypto assets are held for trading or intended to be sold within 12 months.

●	Non-current assets: Digital assets held for investment or long-term strategic purposes are classified as non-current assets.

See Note 4 - Crypto Assets for additional information.

Prepaid Expenses

Prepaid expenses and other current assets of $529,386 and $208,559 on March 31, 2026 and December 31, 2025, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses may also include prepayments in cash and equity instruments for consulting, research and development, license fees, public relations and business advisory services, and legal fees which are being amortized over the terms of their respective agreements, which may exceed a year of service.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which included among other provisions the restoration of immediate expensing of domestic research and experimental (“R&E”) expenditures under Section 174. Pursuant to the OBBBA’s transition rules, the Company elected to expense all unamortized domestic R&E costs previously capitalized between 2022 and 2024. As the Company maintains a valuation allowance against its net deferred tax assets, including NOLs, this election resulted in no change to tax expense.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of March 31, 2026 and December 31, 2025 that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the three months ended March 31, 2026 and 2025, research and development costs were $1,013,265 and $593,962, respectively.

Leases

Leases are accounted for using ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of March 31, 2026 and December 31, 2025, the Company has no leases. The Company will analyze any lease to determine if it would be required to record a lease liability and a right of use asset on its unaudited consolidated balance sheets at fair value. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three months ended March 31, 2026 and 2025:
	March 31,	March 31,
	2026	2025
Stock options	522,850	22,850
Warrants	9,959,418	2,211,730
	10,482,268	2,234,580

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on its unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements, to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in ASU 2025-11 result in a comprehensive list of interim disclosures that are required by GAAP. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The amendments in ASU 2025-11 can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the disclosure impact that ASU 2025-11 may have on its financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s unaudited consolidated financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2026 and December 31, 2025. Accordingly, the estimates presented in these unaudited consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

	March 31, 2026				December 31, 2025
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments	$1,984,757	$144,902	$-	$2,129,659	$1,963,103	$146,962	$-	$2,110,065
Crypto assets, at fair value	$173,462	$-	$-	$173,462	$221,817	$-	$-	$221,817

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

The Company’s short-term investments consist of marketable debt securities, which are categorized as Level 1 measurements based on redemption values and an interest in the tokenized investment fund (“T12 Fund”), which is a Level 2 measurement based on the Net Asset Value (“NAV”) provided by the fund administrator.

See Note 4 for information related to crypto assets.

The following table summarizes activity in the Company’s short-term investments, which consist of debt securities and tokenized fund (T12 Fund), at fair value for the periods presented:

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$2,110,065	$3,174,724
Purchases of short-term debt investments	18,761	33,972
Sales of short-term debt investments	-	(905,353)
Net realized gain on short-term debt investments	-	2,922
Unrealized gain on short-term debt investments	2,893	8,285
Unrealized loss on short-term tokenized investment funds	(2,060)	-
Balance, end of period	$2,129,659	$2,314,550

NOTE 4 – CRYPTO ASSETS

Crypto Assets, at Fair Value

The following table sets forth the units held, cost basis, and fair value of crypto assets held, as shown on the unaudited consolidated balance sheet as of March 31, 2026:

Name	Classification	Tokens Held	Cost Basis	Fair Value on March 31, 2026
BTC (Bitcoin)	Current	2.12023	$223,577	$144,668
USDC	Current	1,836.67	1,836	1,837
ETH (Ethereum)	Current	1.07692	4,343	2,266
SOL (Solana), including native staked SOL	Current	192.04422	34,918	15,960
RSC	Current	29,705.59900	12,664	1,667
XRP	Current	5,274.30474	14,080	7,064
Total			$291,418	$173,462

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

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

The following table represents a reconciliation of crypto assets held at fair value:

For the Three Months Ended March 31, 2026
Fair Value, December 31, 2025	$221,817
Additions from crypto assets received from purchases made with cash	49,990
Receipt of crypto assets rewards from liquid staking activities	191
Deductions from crypto assets (USDC) from sale for cash	(45,188)
Unrealized loss	(53,348)
Fair Value, March 31, 2026	$173,462

Crypto Assets, at Cost

The following table sets forth the units held, cost basis, and fair value of crypto assets held, as shown on the unaudited consolidated balance sheet as of March 31, 2026:

Name	Classification	Units Held	Original Cost Basis	Impairment	Adjusted Carrying Amount on March 31, 2026
LsETH (Staked Ethereum)	Current	20.38415	$78,340	$(35,437)	$42,903
mSOL (Marinade Solana)	Current	226.95034	60,160	(34,390)	25,770
Total			$138,500	$(69,827)	$68,673

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

The following table represents a reconciliation of crypto assets held at cost:

For the Three Months Ended March 31, 2026
Adjust Carrying Amount, December 31, 2025	$98,584
Impairment loss	(29,911)
Adjusted Carrying Amount, March 31, 2026	$68,673

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

For the three months ended March 31, 2026, the Company recorded an impairment loss of $29,911 related to its holdings of LsETH and mSOL in accordance with ASC 350-30,  (see Note 2 - Crypto Assets). The impairment was recorded in the other income (expense) in the unaudited consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2026, the Company did not redeem any LsETH or mSOL and did not recognize any net gain or loss.

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

On March 31, 2026 and December 31, 2025, intangible assets consisted of the following:

	Useful life	March 31, 2026	December 31, 2025
License	20 years	$235,000	$235,000
Less: accumulated amortization		(20,562)	(17,625)
		$214,438	$217,375

For the three months ended March 31, 2026 and 2025, amortization expense amounted to $2,937 and $3,092, respectively.

Amortization of intangible assets with finite lives attributable to future periods is as follows:

Year ending March 31:	Amount
2027	$11,750
2028	11,750
2029	11,750
2030	11,750
2031	11,750
Thereafter	155,688
Total	$214,438

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

March 31, 2026

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

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

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

During August and September 2025, certain of the May 2025 Investors exercised the 916,668 Series A-1 Warrants and 143,334 Series A-2 Warrants and the May 2025 Investors received a total of 1,060,002 shares of Common Stock for net cash proceeds of $634,922

October 2025 Registered Direct Offering with Concurrent Private Placement

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

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

The Company agreed to file a registration statement on Form S-1 providing for the resale of the October 2025 Warrant Shares (the “Resale Registration Statement”) within 15 calendar days of the date of the September 2025 Purchase Agreement (the “Filing Date”), and to use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC within 75 calendar days following the date of the Filing Date and to keep the Resale Registration Statement effective at all times until the Holders no longer own any October 2025 Warrants or October 2025 Warrant Shares. This registration statement on Form S-1 was filed with the SEC on October 29, 2025 and declared effective on November 26, 2025.

Common Stock Issued for Services

On February 20, 2026, the Company entered into an addendum to a service agreement (the “Addendum”) with its investor relations consultant pursuant to which is agreed to pay such consultant a monthly fixed fee of $5,000 for the term of 12 months and a commitment fee of $250,000 (the “Commitment Fee”) in consideration of entering into the Addendum and restarting the service agreement. The consultant elected to receive the Commitment Fee in shares of the Company’s Common Stock, resulting in 848,320 shares of Common Stock issued to the consultant, based on the contractual price of $0.2947 per share, representing the lower of (i) the Nasdaq Official Closing Price immediately preceding the signing of the Addendum and (ii) the average Nasdaq Official Closing Price for the five trading days immediately preceding the signing (the “Commitment Fee Shares”). The contractual price approximated the fair value of the Common Stock on the grant date and any difference was de minimis. In connection with this consulting agreement, the Company recognized $250,000 in prepaid stock-based professional fees and shall be amortized as stock-based professional fees over the term of the agreement. During the three months ended March 31, 2026, the Company amortized $26,712 of stock-based professional fees which was recorded in the accompanying unaudited consolidated statements of operations and comprehensive loss. As of March 31, 2026, the prepaid stock-based professional fees balance was $223,288.

Asset Purchases

On July 29, 2025, the Company entered into an asset purchase agreement (the “MAVS Agreement”) with MAVS Holdings LLC (the “MAVS”). Pursuant to the MAVS Agreement, the MAVS agreed to sell, and the Company agreed to purchase, certain software of the web-based application currently marketed as “r2crypto.com” and the domain names socialscan.info, coinfeel.net, and r2crypto.com (the “MAVS Purchased Assets”).

In consideration for the MAVS Purchased Assets, the Company issued to the MAVS 750,000 shares of its common stock, which were valued at $518,225 or $0.69 per share, based on the quoted closing stock price on July 29, 2025. The issuance was recorded as an increase to common stock and additional paid-in capital within stockholders’ equity. Due to the nature of the Purchased Assets and the lack of an established alternative future use, the fair value of the common stock issued was recorded as research and development expense of $518,225 during the year ended December 31, 2025.

The MAVS Agreement contains certain representations, warranties and covenants of the parties that are customary for agreements of its type. In addition, the MAVS agreed to indemnify the Company for any misrepresentation or breach under the MAVS Agreement, infringement of any third-party right by any portion of the software and any acts of gross negligence, fraud or intentional misconduct by the MAVS.

On March 30, 2026, the Company entered into an asset purchase agreement (the “Many Ads Agreement”) with Many Ads Inc. (“Many Ads”). Pursuant to the Many Ads Agreement, Many Ads agreed to sell, and the Company agreed to purchase, certain software of the web-based application currently marketed as “qwikagents.com” and the domain names qwikagents.com, qwikagents.ai, and qwikagents.co (the “Many Ads Purchased Assets”). In consideration for the Many Ads Purchased Assets, the Company issued to Many Ads 2,100,000 shares of its common stock, which were valued at $714,000 or $0.34 per share, based on the quoted closing stock price on March 30, 2026. The Company evaluated the transaction under ASC 805 and determined that the acquired assets did not meet the definition of a business. Accordingly, the transaction was accounted for as an asset acquisition. The Company further determined, in accordance with ASC 730-10-25-2(c), that the acquired software and domain names were obtained for a particular research and development project, have no alternative future uses, and therefore no separate economic value. As a result, the entire $714,000 consideration was recorded as research and development expense in the accompanying unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026.

The Many Ads Agreement contains certain representations, warranties and covenants of the parties that are customary for agreements of its type. In addition, Many Ads agreed to indemnify the Company for any misrepresentation or breach under the Many Ads Agreement, infringement of any third-party right by any portion of the software and any acts of gross negligence, fraud or intentional misconduct by Many Ads.

Stock Repurchase Plan

On February 20, 2026, the Company’s Board of Directors approved a stock repurchase program authorizing the purchase of up to $1 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2026. As of March 31, 2026, no shares have been repurchased under this plan.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

On December 4, 2025, the Board granted additional option to purchase 55,000 shares of common stock to Corwin Yu at an exercise price of $0.4515 per share under the 2020 Plan. These additional options have a 10-year term and vest in 12 equal monthly installments over a one-year period. These options were valued at $24,487 on the grant date using a Black Scholes option pricing model with the following assumptions: risk-free interest rate of 3.68%, expected term of 5.5 years using the simplified method since the Company lacks sufficient, credible historical data to accurately model employee exercise behavior, and expected volatility of 206.60% based on historical volatility.

During the three months ended March 31, 2026, the Company amortized $56,619 of stock-based compensation which was recorded as compensation expense in the accompanying unaudited consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2025, the Company did not record any stock-based compensation. As of March 31, 2026 and December 31, 2025, unamortized stock-based compensation expense related to unvested stock options had a balance of $52,836 and $109,456, respectively. As of March 31, 2026, the unamortized stock-based compensation expense is expected to be recognized over a weighted average period of 0.36 years.

Stock option activities for the three months ended March 31, 2026 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2025	522,850	$0.84	5.43	$-
Granted	-	-	-	-
Balance Outstanding, March 31, 2026	522,850	$0.84	5.19	$-
Exercisable, March 31, 2026	71,183	$3.39	7.82	$-

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

Stock Warrants

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

On December 12, 2025, an investor that participated in the Company’s February 2021 financing provided the Company with notice of the irrevocable abandonment and surrender of warrants to purchase 66,667 shares of common stock at an exercise price of $15.00 per share for no consideration. Subsequently, on January 18, 2026 and February 12, 2026, the remaining warrants issued in connection with the January 2021 and February 2021 financings, to purchase an aggregate of 280,413 shares of common stock at exercise prices ranging from $10.00 to $17.50 per share, expired in accordance with their respective five-year terms. The abandonment and expiration of these warrants resulted in a reduction of outstanding warrants and had no effect on the Company’s unaudited consolidated financial statements.

Warrant activities for the three months ended March 31, 2026 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2025	10,239,831	$1.41	3.4	$-
Granted	-	-	-	-
Expired	(280,413)	15.42	-	-
Balance Outstanding, March 31, 2026	9,959,418	$1.02	3.2	$-
Exercisable, March 31, 2026	9,959,418	$1.02	3.2	$-

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

NOTE 7 – CONCENTRATIONS

Customer concentration

For the three months ended March 31, 2026 and 2025, one licensee accounted for 100% total revenues from customer license fees.

Vendor concentrations

For the three months ended March 31, 2026 and 2025, one licensor accounted for 100% of the Company’s vendor license agreements (see Note 8) related to the Company’s biopharmaceutical operations.

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

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments (see below for payment terms), (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. The Company paid to UMB am aggregate license fee of $75,000 in 2021 and 2022. The license fee is non-refundable and is not creditable against any other fee, royalty or payment. The Company shall be responsible for payment of all patent expenses in connection with preparing, filing, prosecution and maintenance of patents or patent applications relating to the patent rights. The $75,000 license fee was recorded as a prepaid expense and is being amortized over the 15-year term. Upon termination of the Master License Agreement on July 8, 2025, the Company determined that the remaining unamortized license fee had a useful life only to the extent of the new Option Agreement and, as a result, changed the amortization period for the remaining balance from the original 15-year term to the Option Agreement’s expiration date of March 31, 2026. During the three months ended March 31, 2026 and 2025, the Company recognized license fees of $17,708 and $1,250, respectively, from the amortization of prepaid license fees, which is included in costs of revenues on the accompanying unaudited consolidated statements of operations and comprehensive loss. On March 31, 2026, prepaid expense and other current assets – current amounted to $0 and prepaid expense – non-current amounted to $0 and on December 31, 2025, prepaid expense and other current assets – current amounted to $17,708 and prepaid expense – non-current amounted to $0, which has been included in prepaid expenses and other current assets and prepaid expenses and other assets – non-current on the unaudited consolidated balance sheets.

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below – Customer Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. During the three months ended March 31, 2026 and 2025, the Company recognized license fees of $2,980 and $210, respectively, from the amortization of the sublicense fee. The amortization period for this sublicense fee was also revised to the Option Agreement’s expiration date of March 31, 2026, consistent with the termination of the Master License Agreement. On March 31, 2026 and December 31, 2025, prepaid expense and other current assets – current amounted to $0 and $2,980 as reflected in the unaudited consolidated balance sheets, respectively.

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

Exclusive License Agreement with the Trustees of Columbia University in the City of New York

On July 1, 2024, the Company entered into an exclusive license agreement (the “Columbia License Agreement”) with Columbia University (“Columbia”) with an effective date of June 28, 2024 (the “Effective Date”) and pursuant to which the Company has been granted exclusive rights to certain patents and technical information to develop, manufacture and commercialize Products (as defined in the Columbia License Agreement), including therapies for stress-induced affective disorders and other conditions. The term of the Columbia License Agreement commenced on the Effective Date and shall continue on a country-by-country and product-by-product basis until the latest of: (a) the date of expiration of the last to expire of the issued Patents (as defined in the Columbia License Agreement), (b) 20 years after the first bona fide commercial sale of the Product in the country in question, or (c) expiration of any market exclusivity period granted by a regulatory agency for a Product in the country in question. Pursuant to the Columbia License Agreement, the Company agreed to pay Columbia:

(i)	an initial license fee of $50,000 paid in October 2024 and included in intangible assets on the accompanying unaudited consolidated balance sheets as of March 31, 2026 and December 31, 2025 (see Note 5).

(ii)	an annual license fee of $25,000 payable on the 1st and 2nd anniversary of the Effective Date and an annual license fee of $50,000 payable on the third and subsequent anniversary of the Effective Date.

(iii)	Royalties as follows:

(A)	Concerning sales of Products by the Company, its Designees, or their Affiliates in the Territory, a non-refundable and non-recoverable royalty of the following on a country-by-country and Product-by-Product basis:

(1)	4% of Net Sales of Patent Products; and

(2)	2% of Net Sales of Technology Products.

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

(iv)	Trigger Event Fee: The Company shall pay Columbia a Trigger Event Fee within 30 days after the Initial Date or, if later, within 10 days following the date upon which the Trigger Event Fee. A Trigger Event means any Assignment of the Columbia License Agreement or Change of Control and a Trigger Event Fee shall mean an additional cash license fee equal to 5% of the Business Valuation, as defined in the agreement.

(v)	The Company shall reimburse Columbia for patent expenses as follows:

(i)	The Company shall reimburse Columbia for the actual fees, costs, and expenses Columbia has incurred before, on, and after the Effective Date in preparing, filing, prosecuting, and maintaining the Patents (and those patents and patent applications to which Patents claim priority) (collectively “Patent Expenses”). Patent Expenses include, without limitation, legal fees, the costs of any interference proceedings, oppositions, re-examinations, or any other ex parte or inter partes administrative proceeding before patent offices, taxes, annuities, issue fees, working fees, maintenance fees, and renewal charges, plus a five percent processing fee.

(ii)	Unreimbursed Patent Expenses that Columbia incurred for legal activities occurring before September 30, 2021 are “Past Patent Expenses.”

(iii)	Columbia, using reasonable efforts, estimated that unreimbursed Patent Expenses for legal activities occurring before September 30, 2021 were $197,400 (“Estimated Past Patent Expenses”). The Company shall reimburse Columbia in full no later than thirty (30) days after the Effective Date. On June 28, 2024, the Company considered the Estimated Past Patents Expenses due of $197,400 as part of the cost of entering into the Columbia License Agreement license and accordingly, increased intangible assets and accounts payable by $197,400. In November 2024, the Company paid $50,000 of this amount. and as of December 31, 2024, the balance of $147,400 was included in accounts payable. In May 2025, Columbia revised the Estimated Past Patent Expenses downward from $197,400 to $185,000, thereby reducing the intangible asset and accounts payable by $12,400. In 2025, the Company paid an aggregate of $100,000 of this amount, occurring in July and October. As of March 31, 2026 and December 31, 2025, the remaining balance of $35,000 and $35,000, respectively, is included in accounts payable on the accompanying unaudited consolidated balance sheet (see Note 5).

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

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

SILO PHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

During the three months ended March 31, 2026 and 2025, the Company recognized license fee revenues of $17,188 and $17,188, respectively. On March 31, 2026, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $601,562 and on December 31, 2025, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $618,750, which are included in deferred revenue - current and deferred revenue – long-term portion on the accompanying unaudited consolidated balance sheets.

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

Pursuant to the Sublicense Agreement, Aikido agreed to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other enforceable market exclusivity with respect to a Licensed Product and (ii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021. During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $838 and $838, respectively. On March 31, 2026, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $29,888, and on December 31, 2025, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $30,726 as reflected in the unaudited consolidated balance sheets.

Sponsored Study and Research Agreements between the Company and Vendors

During the three months ended March 31, 2026 and 2025, the Company recorded research and development expense of $1,013,265 and $593,962, respectively, which was incurred in connection with sponsored study and research agreements between the Company and various vendors. During the three months ended March 31, 2026, research and development expense included $714,000 related to an asset purchase agreement with Many Ads Inc., representing the fair value of 2,100,000 shares of common stock issued in consideration for certain software and domain name assets (see Note 6).

On March 31, 2026, approximate future amounts due under sponsored study and research agreements between the Company and vendors is as follows:

Year ending March 31,	Amount
2027	$1,513,000
Total	$1,513,000

NOTE 9 – SUBSEQUENT EVENTS

Formation of Qwikagentsai Inc.

On April 15, 2026, the Company formed its wholly-owned subsidiary, Qwikagentsai to diversify the Company’s business into AI technology including the development and commercialization of web-based AI agent platforms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

Overview

We are a diversified developmental-stage biopharmaceutical and cryptocurrency company. Our therapeutic focus is on developing novel therapeutics that address underserved conditions including PTSD, stress-induced anxiety disorders, fibromyalgia, and central nervous system (CNS) diseases. We are focused on developing novel therapies that include conventional drugs and psychedelic formulations. Our lead program, SPC-15, is an intranasal drug targeting PTSD and stress-induced anxiety disorders. SP-26 is a time-release ketamine-based loaded implant for fibromyalgia and chronic pain relief. Silo’s two preclinical programs are SPC-14, an intranasal compound for the treatment of Alzheimer’s disease, and SPU-16, a CNS-homing peptide targeting the central nervous system with initial research indication in multiple sclerosis (MS).

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

Cryptocurrency Treasury Strategy

Our strategy changed to include cryptocurrency treasury strategy in August 2025 to focus on the acquisition of leading digital assets. Management focused a portion of its resources in this cryptocurrency strategy. Our crypto assets primarily include Bitcoin (BTC), Ethereum (ETH) and Solana (SOL), and liquid staked tokens consisting of Liquid Staked ETH (LsETH) and Marinade Solana (mSOL), tokens received when ETH and SOL was staked through a third-party protocol. We have ownership of and control over our crypto assets which are held through custodial arrangements with qualified third-party custodians. These custodians provide secure storage and safeguarding of our crypto assets. We participate in both native and liquid staking of our digital assets to generate yield. Our role is that of a Delegator (a staker who does not run a validation node).

We have staked $68,673 and $98,584 of crypto assets, at cost as of March 31, 2026 and December 31, 2025, respectively. Our ability to sell or transfer staked digital assets is subject to restrictions related to unbonding periods, which are based on network traffic on the respective blockchains. As of March 31, 2026, all staked crypto assets could be unbonded within 2 to 3 days. As of March 31, 2026, our staked assets have near immediate terms. In exchange for staking the crypto assets on blockchain networks, we are entitled to a fractional share of the fixed digital asset award a third-party validator node receives for successfully validating or adding a block to the blockchain. As of March 31, 2026 and December 31, 2025, we held $173,462 and $221,817 of crypto assets comprised of BTC, ETH, SOL, RSC and XRP, at fair value, respectively. We reflect these assets held at fair value on the unaudited consolidated balance sheets within the “crypto assets” line item. In determining the fair value of the crypto assets in accordance with ASC 820, we utilize coinmarketcap.com or Coinbase as the principal market.

Recent Developments

On March 30, 2026, we entered into an asset purchase agreement (the “Many Ads Agreement”) with Many Ads Inc. (“Many Ads”), pursuant to which we acquired certain software of the web-based application currently marketed as “qwikagents.com” and the related domain names. In consideration, we issued to Many Ads 2,100,000 shares of our common stock, valued at $714,000 or $0.34 per share, based on the quoted closing stock price on March 30, 2026. The acquired assets did not meet the definition of a business under ASC 805, were obtained for a particular research and development project with no alternative future uses, and the entire $714,000 consideration was recorded as research and development expense for the three months ended March 31, 2026.

On April 15, 2026, we formed Qwikagentsai Inc. (“Qwikagentsai”), a Nevada corporation, as a wholly-owned subsidiary. We acquired 1,000,000 shares of Qwikagentsai’s common stock, par value $0.0001 per share, for aggregate consideration of $100. Qwikagentsai was formed to diversify the Company’s business into AI technology including the development and commercialization of web-based AI agent platforms.

Stock Repurchase Plan

On February 20, 2026, our Board of Directors approved a stock repurchase program authorizing the purchase of up to $1 million of our issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2026. As of March 31, 2026, no shares have been repurchased under this plan.

Results of Operations

Comparison of Our Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table summarizes the results of operations for the three months ended March 31, 2026 and 2025 and were based primarily on the comparative unaudited consolidated financial statements, footnotes and related information for the periods identified and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months Ended March 31,
	2026	2025
Revenues	$18,026	$18,026
Cost of revenues	20,688	1,460
Gross profit (loss)	(2,662)	16,566
Operating expenses	1,591,998	1,110,687
Loss from operations	(1,594,660)	(1,094,121)
Other income (expenses), net	(52,457)	62,684
Net loss	$(1,647,117)	$(1,031,437)

Revenues

During the three months ended March 31, 2026 and 2025, we generated minimal revenues from operations. For the three months ended March 31, 2026 and 2025, revenues amounted to $18,026 and $18,026, respectively. Such revenues are related to the Aikido License and Sublicense Agreement and are recognized over the estimated 15-year term of the UMB license agreement.

Cost of Revenues

During the three months ended March 31, 2026 and 2025, cost of revenues amounted to $20,688 and $1,460, respectively, an increase of $19,228, or 1,317.0%. Cost of revenues consisted of license fees related to the UMB License and Sublicense Agreement, which are being amortized into cost of revenues. Effective July 8, 2025, the estimated useful lives of the unamortized license and sublicense fees were changed to reflect the termination of the Master License Agreement and the expiration of the subsequent Option Agreement on March 31, 2026, resulting in accelerated amortization expense during the three months ended March 31, 2026.

Operating Expenses

For the three months ended March 31, 2026 and 2025, total operating expenses consisted of the following:

	For the Three Months Ended March 31,
	2026	2025
Compensation expense	$242,633	$178,469
Professional fees	255,293	273,824
Research and development	1,013,265	593,962
Other selling, general and administrative expenses	80,807	64,432
Total operating expenses	$1,591,998	$1,110,687

●	Compensation Expense:

For the three months ended March 31, 2026 and 2025, compensation expense was $242,633 and $178,469, respectively, an increase of $64,164, or 36.0%. This increase primarily resulted from an increase in stock-based compensation of $56,619, health insurance of $8,963 offset by a decrease in payroll expense and related benefits of $1,418.

●	Professional Fees:

For the three months ended March 31, 2026 and 2025, professional fees were $255,293 and $273,824, respectively, a decrease of $18,531, or 6.8%. The decrease was primarily attributable to a decrease in investor relations of $77,334, and a decrease in other consulting fees of $2,212, offset by an increase in stock-based consulting fees of $26,712, an increase in accounting and auditing fees of $19,113, and an increase in legal fees of $15,190.

●	Research and Development:

For the three months ended March 31, 2026 and 2025, we incurred research and development expense of $1,013,265 and $593,962, respectively, an increase of $419,303, or 70.6%.

This increase was attributable to an increase in acquired software applications of $714,000 and an increase in research related consulting fees of $78,057, offset by a decrease in research and development expense associated with our various studies of $372,754. On March 30, 2026, we entered into an asset purchase agreement (the “Many Ads Agreement”) with Many Ads Inc. (“Many Ads”). Pursuant to the Many Ads Agreement, Many Ads agreed to sell, and we agreed to purchase, certain software of the web-based application currently marketed as “qwikagents.com” and the domain names qwikagents.com, qwikagents.ai, and qwikagents.co (the “Many Ads Purchased Assets”). In consideration for the Many Ads Purchased Assets, we issued to Many Ads 2,100,000 shares of its common stock, which were valued at $714,000 or $0.34 per share, based on the quoted closing stock price on March 30, 2026. Due to the nature of the Many Ads Purchased Assets and their lack of an established alternative future use, the fair value of the common stock issued was recorded as research and development expense of $714,000 during the three months ended March 31, 2026.

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

For the three months ended March 31, 2026 and 2025, other selling, general and administrative expenses were $80,807 and $64,432, respectively, an increase of $16,375, or 25.4%. The increase was primarily attributed to a net increase in other general and administrative expenses of $26,895, offset by a decrease in filing fees of $10,520.

Loss from Operations

For the three months ended March 31, 2026 and 2025, loss from operations amounted to $1,594,660 and $1,094,121, respectively, an increase of $500,539, or 45.7%. The increase was primarily a result of the changes in operating expenses discussed above.

Other Income

For the three months ended March 31, 2026 and 2025, other income (expense), net amounted to $(52,457) and $62,684, respectively, a negative change of $115,141, or 183.7%. The negative change in other income (expense) was primarily due to an increase in unrealized loss on crypto assets of $53,348, an increase in impairment loss on crypto assets of $29,911, decrease in interest and dividend income of $23,110, a decrease in net realized gain on short-term debt investments of $2,922, an increase in foreign currency transaction loss of $2,674, an increase in unrealized loss on short-term tokenized investment funds of $2,060, and an increase in interest expense of $1,307, offset by an increase in staking income on crypto assets of $191.

Net Loss

For the three months ended March 31, 2026, net loss amounted to $1,647,117 or $0.12 per common share (basic and diluted), as compared to net loss of $1,031,437 or $0.23 per common share (basic and diluted) for the three months ended March 31, 2025, an increase of $615,680, or 59.7%.

The change was primarily a result of the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $6,098,849, $2,129,659 in short-term investments, and $3,902,514 in cash and cash equivalents as of March 31, 2026, and working capital of $6,737,542, $2,110,065 in short-term investments and $4,748,700 in cash and cash equivalents as of December 31, 2025, respectively.

	March 31, 2026	December 31, 2025	Working Capital Change	Percentage Change
Working capital:
Total current assets	$6,803,694	$7,387,725	$(584,031)	(8)%
Total current liabilities	(704,845)	(650,183)	(54,662)	(8)%
Working capital:	$6,098,849	$6,737,542	$(638,693)	(9)%

The decrease in working capital of $638,693 was primarily attributable to a decrease in current assets of $584,031 primarily due to a decrease in cash and cash equivalents of $846,186, a decrease in crypto assets, at fair value of $48,355, a decrease in crypto assets, at cost of $29,911, offset by an increase in prepaid expenses and other current assets of $320,827 and an increase in short-term investments, at fair value of $19,594, and an increase in current liabilities of $54,662 attributable to accounts payable and accrued expenses.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(822,623)	$(1,640,300)
Net cash (used in) provided by investing activities	(23,563)	871,381
Net cash provided by financing activities	-	-
Net decrease in cash and cash equivalents	$(846,186)	$(768,919)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 and 2025 were $822,623 and $1,640,300, respectively, a decrease of $817,677, or 49.8%.

●	Net cash used in operating activities for the three months ended March 31, 2026 primarily reflected a net loss of $1,647,117, adjusted for non-cash items such as amortization expense of $2,937, amortization of prepaid stock-based professional fees of $26,712, unrealized loss on short-term tokenized investment funds of $2,060, staking income on crypto assets of $191, unrealized loss on crypto assets, at fair value of $53,348, impairment loss on crypto assets, at cost of $29,911, stock-based compensation of $56,619, and common stock issued for acquired technology expensed of $714,000, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $97,539, an increase in accounts payable and accrued expenses of $54,662, and a decrease in deferred revenue of $18,025.

●	Net cash used in operating activities for the three months ended March 31, 2025 primarily reflected a net loss of $1,031,437, adjusted for non-cash items such as amortization expense of $3,092, and net realized gain on short-term debt investments of $2,922, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $120,314, a decrease in accounts payable and accrued expenses of $470,693, and a decrease in deferred revenue of $18,026.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities for the three months ended March 31, 2026 and 2025 were $(23,563) and $871,381, respectively, a negative change of $894,944 or 102.7%.

●	Net cash used in investing activities for the three months ended March 31, 2026 was $23,563 which consisted of aggregate payments for the purchase of short-term debt investments of $18,761 and purchase of crypto assets of $49,990, offset by proceeds from sale of crypto assets of $45,188.

●	Net cash provided by investing activities for the three months ended March 31, 2025 was $871,381 which consisted of proceeds from sale of short-term investments of $905,353, offset by aggregate payments for the purchase of short-term debt investments of $33,972.

Net Cash Provided by Financing Activities

We did not have any net cash provided by financing activities for the three months ended March 31, 2026 and 2025.

Cash Requirements

We believe that our current cash and cash equivalent amount and short-term investment amount will provide sufficient cash required to meet our obligations for a minimum of twelve months from the date of this filing.

Other than cash requirements pursuant to research and development agreements, we currently have no other material commitments for any capital expenditures.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, we generated a net loss of $1,647,117 and used cash in operations of $822,623 during the three months ended March 31, 2026. Additionally, we have an accumulated deficit of $21,139,506 on March 31, 2026. As of March 31, 2026, we had working capital of $6,098,849, $2,129,659 in short-term investments, and $3,902,514 in cash and cash equivalents.

On September 29, 2025, pursuant to the October 2025 Offering, we received net proceeds of $2,146,000, net of placement agent fees and offering costs of $303,450 and legal and other fees of $50,550.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about our ability to continue as a going concern. We believe that we have sufficient cash to meet our obligations for a minimum of twelve months from the date of this filing.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates

Crypto Assets

Our crypto assets primarily include Bitcoin (BTC), Ethereum (ETH) and Solana (SOL), and liquid staked tokens consisting of Liquid Staked ETH (LsETH) and Marinade Solana (mSOL), tokens received when ETH and SOL was staked through a third-party protocol. We have ownership of and control over our crypto assets which are held through custodial arrangements with qualified third-party custodians. These custodians provide secure storage and safeguarding of our crypto assets.

We distinguish between crypto assets which fall within the scope of ASC 350-60, Accounting for and Disclosure of Crypto Assets, and those which do not. We refer to crypto assets which fall within the scope of ASC 350-60 (BTC, ETH, USDC, SOL, XRP and RSC) as “crypto assets, at fair value.” Crypto assets which do not fall within the scope of ASC 350-60 (LsETH and mSOL) are referred to as “crypto assets, at cost.”

Crypto Assets, at Fair Value

Crypto assets that fall within the scope of ASC 350-60, such as BTC, ETH, SOL, native staked SOL, RSC and XRP, which are actively traded on public exchanges, are initially recorded at cost, which represents the cash, cash equivalents, or other financial assets paid to acquire the asset, including transaction fees.

Crypto assets are subsequently measured in accordance with ASC 350-60, at fair value in the statements of operations with unrealized gains and losses resulting from changes in fair value recognized in net income or loss. We determine and record at each reporting period the fair value of our crypto assets in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the coinmarketcap.com or Coinbase exchange, the active exchange that we have determined is our principal market (Level 1 inputs). Changes in the fair value are recognized in net income (loss) within “Unrealized gain (loss) on crypto assets”, while realized gains and losses from the derecognition of crypto assets are included in “Realized gain (loss) on crypto assets, net” in our unaudited consolidated statements of operations and comprehensive loss. We apply a weighted average cost methodology to assign costs for purposes of determining crypto assets held and realized gains and losses.

Purchases and sales of crypto assets are reflected as cash flows from investing activities in the unaudited consolidated statements of cash flows. Contributions of crypto assets received in connection with deposits of ETH and SOL into a liquid staking protocol are presented as non-cash investing and financing activites.

Crypto Assets, at Cost

Crypto assets, at cost are recognized at fair value on the date received, which becomes their cost basis. Crypto assets, at cost, such as LsETH and mSOL, do not fall in the scope of ASC 350-60 for subsequent measurement. LsETH and mSOL represent receipt tokens, which in general and by design, grant the holder an enforceable right to redeem ETH or SOL for which it was exchanged. Therefore, it fails the ‘other goods and services criterion’ in ASC 350-60-15-1(b) and is outside the scope of ASC 350-60. Crypto assets, at cost are therefore subsequently measured at cost, net of any impairment losses incurred since acquisition, in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill.

We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices in our principal market, indicate that it is more likely than not that any of the assets are impaired. The quoted (unadjusted) prices on the coinmarketcap.com or the Coinbase exchange, the active exchange that we have determined as our principal market, are used in the analysis. If the carrying value of LsETH and mSOL exceeds that end of period quoted price, an impairment loss has occurred in the amount equal to the difference between its carrying value and such period end closing price. Impairment losses are recognized in the period in which the impairment occurs and are reflected within “Impairment loss on crypto assets, at cost” in our unaudited consolidated statements of operations and comprehensive loss. The impaired crypto assets are written down to their fair value at the time of impairment and this becomes the new cost basis for those assets. The cost basis of LsETH or mSOL will not be adjusted upward for any subsequent increase in fair value.

Staking Activities

We participate in both native and liquid staking of our digital assets to generate yield. Our role is that of a Delegator (a staker who does not run a validation node).

Native Staking

We participate in native staking exclusively as a delegator through third-party validators. We delegate SOL to validators, either directly or through third party asset managers, who operate nodes on the Solana network to validate transactions and add blocks to the blockchain. In return for delegating SOL to validators, we are entitled to a portion of the protocol-level rewards, comprising both consensus- and execution-layer components received by the validators, in the form of SOL tokens, calculated based on our proportion of the total SOL staked. When we stake SOL natively, the SOL does not remain in our custodial wallet, but is instead deposited into Solana’s staking deposit smart contract, which is required for participation in SOL staking as a delegator. Native staked SOL are not derecognized because their deposit into the smart contract does not give any other entity the right or ability to direct their use (for example, sell, lend, pledge or otherwise use those SOL) and the staked SOL may be withdrawn at any time by the delegator through the use of private withdrawal keys, subject only to protocol-defined withdrawal and exit queue mechanics. The withdrawal credentials in the smart contract are designated to our custodian who holds our SOL solely for our benefit and does not obtain control of our SOL via their custodial services. Native staked SOL are therefore not derecognized.

Rewards from native staking activities fall outside the scope of ASC 606, Revenue from Contracts, as these activities do not represent an output of our ordinary activities. Therefore, we reflect any such rewards received as other income on the accompanying unaudited consolidated statements of operations and comprehensive loss. In this case our performance obligation is the provision of our validation rights to the validators, from which we earn variable consideration, in the form of SOL, which is non-cash consideration, measured at the fair value of SOL as of contract inception based on the quoted (unadjusted) prices on coinmarketcap.com or the Coinbase exchange, the active exchange that we have determined is our principal market. Revenue is recognized at the point in time when the Solana network confirms that the validation is complete. As a delegator, we have concluded we are not the principal to the block validation service provided to the Solana Network; it is the validators that control the service. Instead, our service is one of providing the use of our SOL by the validators to increase their validation opportunities. Consequently, we record staking revenue on a net basis, reflecting only the portion of protocol rewards to which we are entitled after validator commissions are paid to the custodians.

Liquid Staking

We also participate in liquid staking through a liquid staking protocol. One key difference and intended benefit of liquid staking versus native staking is that it allows us to earn staking rewards, like native staking, but provides liquidity and the ability to enter into other transactions through the use of receipt token. Instead of directly locking ETH or SOL into the respective staking deposit contract, we deposit ETH or SOL through our custodian into the liquid staking protocol’s smart contract. The liquid staking protocol then controls the ETH or SOL for deposit into the respective staking deposit contract and further delegation to its chosen validators. In exchange for staking our ETH or SOL, we receive LsETH or mSOL, freely transferable liquid staking receipt tokens, which enables participation in decentralized finance (DeFi) and other crypto markets while the underlying ETH or SOL remains staked on Ethereum or SOL. Upon staking ETH or SOL through the liquid staking protocol, the ETH or SOL is derecognized because the liquid staking protocol obtains the ability to deploy and direct its use, and the LsETH token or mSOL token received concurrently is then recognized. Any gain or loss on the derecognition of ETH or SOL and the recognition of the LsETH or mSOL is recognized in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) based on the difference between the carrying amount of the ETH or SOL staked and the fair value of the LsETH or mSOL received, and shall be included in “Realized gain or loss on crypto assets” in our unaudited consolidated statements of operations and comprehensive loss.

Staking rewards in the form of ETH or SOL are only received upon redemption of LsETH or mSOL.

Since LsETH and mSOL are accounted for under ASC 350-30, any increases in LsETH and mSOL fair value while we remain staked with the liquid staking protocols are not recognized. There is no ongoing performance obligation following the staking of ETH or SOL through the liquid staking protocol. Additionally, LsETH and mSOL are non-rebasing tokens, meaning their quantity remains fixed over time. Staking rewards are not continuously reflected in token balances but are instead realized separately. Staking rewards are therefore recognized only when the LsETH or mSOL is redeemed, measured at the fair value of ETH or SOL at contract inception, which is when the ETH or SOL were staked. Staking rewards on LsETH or mSOL shall be included in “Staking income on crypto assets” in our unaudited consolidated statements of operations and comprehensive loss. Gain or loss resulting from the difference between the carrying amount of the LsETH or mSOL redeemed and the fair value of ETH or SOL received at redemption (i.e., excluding staking rewards), shall be included in “Realized gain or loss on crypto assets” in our unaudited consolidated statements of operations and comprehensive loss.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We do not expect the adoption of this new guidance to have a material impact on our unaudited consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements, to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in ASU 2025-11 result in a comprehensive list of interim disclosures that are required by GAAP. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The amendments in ASU 2025-11 can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the disclosure impact that ASU 2025-11 may have on its financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our unaudited consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 27, 2026 (“Annual Report”). Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Recent Sales of Unregistered Securities

None.

(b)	Issuer Purchases of Equity Securities.

We did not repurchase any common stock during the quarterly period ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

Director and Officer Trading Arrangements

During our quarter ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation of Silo Pharma, Inc., a Nevada corporation, filed as an Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
3.2	Bylaws of Silo Pharma, Inc., a Nevada corporation, filed as an Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
10.1	Asset Purchase Agreement dated March 30, 2026, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026 and incorporated herein by reference.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (the cover page from the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2026 is formatted in inline XBRL).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILO PHARMA, INC.

Dated: May 13, 2026	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2026	By:	/s/ Daniel Ryweck
	Name:	Daniel Ryweck
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)