Form 10-Q
period 2026-06-30
Silo Pharma, Inc.
filed 2026-08-13
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Not Applicable

(Former name or former address and fiscal year, if changed since last report)

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

Number of shares of common stock, par value $0.0001 per share, outstanding as of August 13, 2026 was 1,588,250.

SILO PHARMA, INC. AND SUBSIDIARIES
FORM 10-Q
JUNE 30, 2026

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILO PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,277,095	$4,748,700
Short-term investments, at fair value	1,950,147	2,110,065
Crypto assets, at fair value	205,414	221,817
Crypto assets, at cost	-	98,584
Prepaid expenses and other current assets	280,870	208,559

Total Current Assets	5,713,526	7,387,725

LONG-TERM ASSETS:
Deferred offering costs	26,997	-
Intangible assets, net	211,500	217,375

Total Long-Term Assets	238,497	217,375

Total Assets	$5,952,023	$7,605,100

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$362,181	$578,081
Contingently returnable sublicense fee	703,552	-
Deferred revenue - current portion	-	72,102

Total Current Liabilities	1,065,733	650,183

LONG-TERM LIABILITIES:
Deferred revenue - long-term portion	-	649,476

Total Long-Term Liabilities	-	649,476

Total Liabilities	1,065,733	1,299,659

Commitments and Contingencies (see Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized: none designated as of June 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value, 6,666,667 shares authorized; 1,128,610 and 887,886 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	113	89
Additional paid-in capital	26,851,682	25,791,913
Accumulated other comprehensive income	6,830	5,828
Accumulated deficit	(21,972,335)	(19,492,389)

Total Stockholders' Equity	4,886,290	6,305,441

Total Liabilities and Stockholders' Equity	$5,952,023	$7,605,100

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

LICENSE FEE REVENUE	$-	$18,025	$18,026	$36,051

COST OF REVENUES	-	1,459	20,688	2,919

GROSS PROFIT (LOSS)	-	16,566	(2,662)	33,132

OPERATING EXPENSES:
Compensation expense	222,684	195,305	465,317	373,774
Professional fees	311,846	299,592	567,139	573,416
Research and development	298,418	717,247	1,311,683	1,311,209
Other selling, general and administrative expenses	96,001	52,973	176,808	117,405

Total operating expenses	928,949	1,265,117	2,520,947	2,375,804

LOSS FROM OPERATIONS	(928,949)	(1,248,551)	(2,523,609)	(2,342,672)

OTHER INCOME (EXPENSE):
Interest and dividend income, net	39,155	44,917	77,873	106,745
Interest expense	(2,865)	(1,648)	(6,238)	(3,714)
Gain on debt settlement	91,645	-	91,645	-
Net realized gain on short-term debt investments	857	989	857	3,911
Unrealized gain on short-term tokenized investments funds	4,961	-	2,901	-
Staking income on crypto assets	1,147	-	1,338	-
Realized loss on crypto assets	(2,073)	-	(2,073)	-
Unrealized loss on crypto assets, at fair value	(35,795)	-	(89,143)	-
Impairment loss on crypto assets, at cost	-	-	(29,911)	-
Foreign currency transaction loss	(912)	-	(3,586)	-

Total other income, net	96,120	44,258	43,663	106,942

LOSS BEFORE PROVISION FOR INCOME TAXES	(832,829)	(1,204,293)	(2,479,946)	(2,235,730)

Provision for income taxes	-	-	-	-

NET LOSS	$(832,829)	$(1,204,293)	$(2,479,946)	$(2,235,730)

COMPREHENSIVE LOSS:
Net loss	$(832,829)	$(1,204,293)	$(2,479,946)	$(2,235,730)

Other comprehensive income (loss):
Unrealized gain (loss) on short-term debt investments	(1,891)	(1,140)	1,002	7,145

Total comprehensive loss	$(834,720)	$(1,205,433)	$(2,478,944)	$(2,228,585)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.76)	$(2.88)	$(2.46)	$(6.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,098,517	418,649	1,006,743	359,172

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2025	887,886	$89	$25,791,913	$5,828	$(19,492,389)	$6,305,441

Issuance of common stock in exchange of future services	56,555	6	249,994	-	-	250,000

Issuance of common stock in exchange of acquired technology	140,000	14	713,986	-	-	714,000

Accretion of stock-based compensation in connection with stock option grants	-	-	56,619	-	-	56,619

Accumulated other comprehensive gain - short-term debt investments	-	-	-	2,893	-	2,893

Net loss	-	-	-	-	(1,647,117)	(1,647,117)

Balance, March 31, 2026	1,084,441	109	26,812,512	8,721	(21,139,506)	5,681,836

Accretion of stock-based compensation in connection with stock option grants	-	-	39,174	-	-	39,174

Rounding shares from 1-for-15 reverse stock-split	44,169	4	(4)	-	-	-

Accumulated other comprehensive loss - short-term debt investments	-	-	-	(1,891)	-	(1,891)

Net loss	-	-	-	-	(832,829)	(832,829)

Balance, June 30, 2026	1,128,610	$113	$26,851,682	$6,830	$(21,972,335)	$4,886,290

			Additional	Accumulated Other		Total
	Common Stock		Paid In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2024	298,964	$30	$20,296,507	$2,419	$(15,264,691)	$5,034,265

Accumulated other comprehensive gain - short-term debt investments	-	-	-	8,285	-	8,285

Net loss	-	-	-	-	(1,031,437)	(1,031,437)

Balance, March 31, 2025	298,964	30	20,296,507	10,704	(16,296,128)	4,011,113

Sale of common stock, net of offering costs and expenses of $406,044	181,556	18	1,227,939	-	-	1,227,957

Sale of pre-funded warrants	-	-	365,940	-	-	365,940

Exercise of warrants for cash, net of offering costs	96,222	10	500,051	-	-	500,061

Accretion of stock-based compensation in connection with stock option grants	-	-	17,445	-	-	17,445

Accumulated other comprehensive gain - short-term investments	-	-	-	(1,140)	-	(1,140)

Net loss	-	-	-	-	(1,204,293)	(1,204,293)

Balance, June 30, 2025	576,742	$58	$22,407,882	$9,564	$(17,500,421)	$4,917,083

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,479,946)	$(2,235,730)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	5,875	5,565
Amortization of prepaid stock-based professional fees	89,212	-
Net realized gain on short-term debt investments	(857)	(3,911)
Unrealized gain on short-term tokenized investment funds	(2,901)	-
Staking income on crypto assets	(1,338)	-
Realized loss on crypto assets	2,073	-
Unrealized loss on crypto assets, at fair value	89,143	-
Impairment loss on crypto assets, at cost	29,911	-
Stock-based compensation	95,793	17,445
Common stock issued for acquired technology expensed	714,000	-
Gain on settlement of accounts payable and accrued expenses	(91,645)	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	88,477	(79,186)
Accounts payable and accrued expenses	(124,255)	(593,700)
Deferred revenue	(18,026)	(36,051)

NET CASH USED IN OPERATING ACTIVITIES	(1,604,484)	(2,925,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of short-term debt investments	202,279	1,315,653
Purchases of short-term debt investments	(37,601)	(56,170)
Proceeds from the sale of crypto assets, at fair value	45,188	-
Purchases of crypto assets, at fair value	(49,990)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	159,876	1,259,483

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock and pre-funded warrants	-	1,593,897
Proceeds from exercise of warrants	-	500,061
Payment of deferred offering costs	(26,997)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(26,997)	2,093,958

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,471,605)	427,873

CASH AND CASH EQUIVALENTS - beginning of the period	4,748,700	3,905,799

CASH AND CASH EQUIVALENTS - end of the period	$3,277,095	$4,333,672

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,238	$3,714
Income taxes	$-	$-

Non-cash investing and financing activities:
Receipt of crypto assets, at fair value for redemption of crypto assets, at cost	$66,600	$-
Issuance of common stock in exchange for prepaid services	$250,000	$-
Unrealized gain on short-term debt investments	$1,002	$7,145
Reclassification of deferred revenue to contingently returnable sublicense fee	$703,552	$-
Decrease in intangible assets and accounts payable and accrued expenses	$-	$12,400

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

Silo Pharma, Inc. (the “Company”) was incorporated in the State of New York on July 13, 2010, under the name Gold Swap, Inc. On May 21, 2019, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware to change its name from Point Capital, Inc. to Uppercut Brands, Inc. Thereafter, on September 24, 2020, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware to change its name from Uppercut Brands, Inc. to Silo Pharma, Inc. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware and on December 19, 2023, the Company changed its state of incorporation from the State of Delaware to the State of Nevada.

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

The Company is a developmental-stage biopharmaceutical company with a cryptocurrency treasury strategy. The Company’s therapeutic focus is on developing novel therapeutics that address underserved conditions including post-traumatic stress disorder (“PTSD”), stress-induced anxiety disorders, fibromyalgia, and central nervous system (“CNS”) diseases. The Company is focused on developing (i) an intranasal drug targeting PTSD and stress-induced anxiety disorders (SPC-15); (ii) a time-release ketamine-based loaded implant for fibromyalgia and chronic pain relief (SP-26); (iii) an intranasal compound for the treatment of Alzheimer’s disease (SPC-14); and (iv) a CNS-homing peptide targeting the central nervous system in multiple sclerosis (SPU-16). Qwikagentsai is an AI-agent platform focused on enterprise workflow automation through autonomous AI agents. The platform combines persistent memory, intelligent model routing across eight large language model providers, encrypted backups, and browser automation to support scalable AI-driven operations.

On June 1, 2026, the Company filed a Certificate of Change (the “Certificate of Change”) with the Secretary of State of the State of Nevada to effectuate a 1-for-15 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding and authorized shares of common stock, par value $0.0001 per share. The Reverse Stock Split became effective on June 2, 2026 and the Company’s common stock began trading on a split-adjusted basis at the open of business on June 3, 2026. All share and per share data in the unaudited consolidated financial statements have been retroactively adjusted to reflect the effect of the reverse stock split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2026.

The Company’s unaudited consolidated financial statements include financial statements for Silo Pharma, Inc., its inactive wholly-owned subsidiary with the same name as the parent entity, Silo Pharma, Inc., and its wholly-owned subsidiary, Qwikagentsai Inc. All intercompany transactions and balances have been eliminated in consolidation. Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring and non-recurring adjustments, considered necessary in its opinion for a fair statement of its unaudited consolidated financial position and the unaudited consolidated results of its operations for the periods presented.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company generated a net loss of $2,479,946 and used cash in operations of $1,604,484 during the six months ended June 30, 2026. Additionally, the Company has an accumulated deficit of $21,972,335 on June 30, 2026. As of June 30, 2026, the Company had cash and cash equivalents of $3,277,095, short-term investments of $1,950,147, and working capital of $4,647,793.

The positive working capital and the July 2026 Private Placement (see Note 9) serve to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that it has sufficient cash and liquid short-term investments to meet its obligations for a minimum of twelve months from the date of this filing.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the six months ended June 30, 2026 and 2025 include the percentage of completion of research and development projects, valuation of short-term investments, valuation of crypto assets, valuation of intangible assets, valuation allowances for deferred tax assets, and the fair value of shares and stock options issued for services.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. On June 30, 2026 and December 31, 2025, the Company had cash in excess of FDIC limits of approximately $2,718,542 and $4,249,000, respectively. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments.

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

The Company also holds interests in private investment funds that are tokenized on public blockchains, specifically the Alphaledger/Simplify Target 12% Distribution Fund LLC (“T12 Fund”). While these assets utilize blockchain technology for record-keeping and settlement, they represent equity interests in a limited liability company and are managed as short-term investments. The Company classifies the T12 Fund as a trading security. The fund is an actively managed tokenized hedge fund that generates income through a diversified strategy including corporate bonds, U.S. treasuries, currency forwards, and derivative instruments such as index options and futures. Due to the lack of a widely recognized public exchange price for the fund units, these investments are recorded at fair value based on the Net Asset Value (“NAV”) provided by the fund administrator. Unrealized gains and losses for this investment are recognized in the unaudited consolidated statements of operations and comprehensive loss within “other income (expense)”. Distributions from these funds are recognized as income when declared and are either received in cash equivalents (ALUSD) or automatically reinvested into additional fund units.

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

The Company recorded $(1,891) and $1,002 of unrealized gain (loss) on short-term investments on marketable debt securities as a component of other comprehensive income (loss) for the three and six months ended June 30, 2026, respectively. The Company recorded $(1,140) and $7,145 of unrealized gain (loss) on short-term investments on marketable debt securities as a component of other comprehensive income (loss) for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026, the Company recorded an unrealized gain of $4,961 and $2,901 on the T12 Fund in the unaudited consolidated statements of operations and comprehensive loss within “other income (expense)”.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Crypto Assets

The Company’s crypto assets primarily include Bitcoin (BTC), Ethereum (ETH) and Solana (SOL), and liquid staked tokens consisting of Liquid Staked ETH (LsETH) and Marinade Solana (mSOL), tokens received when ETH and SOL were staked through a third-party protocol. The Company has ownership of and control over its crypto assets which are held through custodial arrangements with qualified third-party custodians. These custodians provide secure storage and safeguarding of the Company’s crypto assets.

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

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Rewards from native staking activities fall outside the scope of ASC 606, Revenue from Contracts as these activities do not represent an output of the Company’s ordinary activities. Therefore, we reflect any such rewards received as other income on the accompanying unaudited consolidated financial statements. In this case the Company’s performance obligation is the provision of our validation rights to the validators, from which we earn variable consideration, in the form of SOL, which is non-cash consideration, measured at the fair value of SOL as of contract inception based on the quoted (unadjusted) prices on coinmarketcap.com or the Coinbase exchange, the active exchange that the Company has determined is its principal market. Revenue is recognized at the point in time when the Solana network confirms that the validation is complete. As a delegator, the Company has concluded it is not the principal to the block validation service provided to the Solana Network; it is the validators that control the service. Instead, the Company’s service is one of providing the use of its SOL by the validators to increase their validation opportunities. Consequently, the Company records staking income on a net basis, reflecting only the portion of protocol rewards to which it is entitled after validator commissions are paid to the custodians. During the three and six months ended June 30, 2026, staking income, net from native staking activities amounted to $11 and $202, respectively, which has been reflected as other income.

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

Any gain or loss on the derecognition of ETH or SOL and the recognition of the LsETH or mSOL is recognized in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) based on the difference between the carrying amount of the ETH or SOL staked and the fair value of the LsETH received or mSOL; and shall be included in “Realized gain or loss on crypto assets” in the Company’s unaudited consolidated statements of operations and comprehensive loss. As of June 30, 2026 and December 31, 2025, liquid staked crypto assets amounted to $0 and $98,584, respectively, which are included in crypto assets, at cost on the accompanying unaudited consolidated balance sheet (see Note 4).

Staking rewards in the form of ETH or SOL are only received upon redemption of LsETH or mSOL. During the three and six months ended June 30, 2026, staking income from liquid staking rewards amounted to $1,147 and $1,338, respectively, which has been reflected in other income, net on the accompanying unaudited consolidated statement of operation and comprehensive loss.

Since LsETH and mSOL are accounted for under ASC 350-30, any increases in LsETH and mSOL fair value while the Company remains staked with the liquid staking protocols, are not recognized. There is no ongoing performance obligation following the staking of ETH or SOL through the liquid staking protocol. Additionally, LsETH and mSOL are non-rebasing tokens, meaning its quantity remains fixed over time. Staking rewards are not continuously reflected in token balances but are instead realized separately. Staking rewards are therefore recognized only when the LsETH or mSOL is redeemed, measured at the fair value of ETH or SOL at contract inception, which is when the ETH or SOL were staked. Staking rewards on LsETH or mSOL shall be included in “Staking income on crypto assets” in the Company’s unaudited consolidated statements of operations and comprehensive loss. Gain or loss resulting from the difference between the carrying amount of the LsETH or mSOL redeemed and the fair value of ETH or SOL received at redemption (i.e., excluding staking rewards), shall be included in “Realized gain or loss on crypto assets” in the Company’s unaudited consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2026, realized loss on crypto assets amounted to $2,073, which has been reflected in other income, net on the accompanying unaudited consolidated statement of operation and comprehensive loss.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Crypto assets are classified on the balance sheet based on management’s intent and the expected period of use or sale:

●	Current assets: Digital assets held for trading or intended to be sold within 12 months are classified as current assets. As of June 30, 2026 and December 31, 2025, the Company reflects its crypto assets as current assets since the crypto assets are held for trading or intended to be sold within 12 months.

●	Non-current assets: Digital assets held for investment or long-term strategic purposes are classified as non-current assets.

See Note 4 - Crypto Assets for additional information.

Prepaid Expenses

Prepaid expenses and other current assets of $280,870 and $208,559 on June 30, 2026 and December 31, 2025, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses may also include prepayments in cash and equity instruments for consulting, research and development, license fees, public relations and business advisory services, and legal fees which are being amortized over the terms of their respective agreements, which may exceed a year of service.

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

For the license and royalty income, revenue was recognized when the Company satisfied the performance obligation based on the related license agreement. Payments received from the licensee that were related to future periods were recorded as deferred revenue and were recognized as revenues over the term of the related license agreement. Due to the cancellation and expiration of the related license agreement, effective April 1, 2026, the Company ceased the recognition of revenues (see Note 8).

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

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of June 30, 2026 and December 31, 2025 that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the three months ended June 30, 2026 and 2025, research and development costs were $298,418 and $717,247, respectively. During the six months ended June 30, 2026 and 2025, research and development costs were $1,311,683 and $1,311,209, respectively.

Leases

Leases are accounted for using ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of June 30, 2026 and December 31, 2025, the Company has no leases. The Company will analyze any lease to determine if it would be required to record a lease liability and a right of use asset on its unaudited consolidated balance sheets at fair value. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three and six months ended June 30, 2026 and 2025:

	June 30,	June 30,
	2026	2025
Stock options	34,854	28,187
Warrants	663,981	553,019
	698,835	581,206

Segment Reporting

The Company operates as a single operating segment as a diversified developmental-stage biopharmaceutical and cryptocurrency company focused on developing new generation therapies for unmet medical needs. In accordance with ASC 280 – “Segment Reporting”, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services; and procurement processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying condensed notes to unaudited consolidated financial statements. All revenues and expenses as reflected in the accompanying unaudited consolidated statements of operations and comprehensive loss are allocated to the one segment. The Company’s single operating segment includes all of the Company’s assets and liabilities as reflected in the accompanying unaudited consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2026 and December 31, 2025. Accordingly, the estimates presented in these unaudited consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

	June 30, 2026				December 31, 2025
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments	$1,800,284	$149,863	$-	$1,950,147	$1,963,103	$146,962	$-	$2,110,065
Crypto assets, at fair value	$205,414	$-	$-	$205,414	$221,817	$-	$-	$221,817

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Company’s short-term investments consist of marketable debt securities, which are categorized as Level 1 measurements based on redemption values and an interest in the T12 Fund, which is a Level 2 measurement based on the NAV provided by the fund administrator.

See Note 4 for information related to crypto assets.

The following table summarizes activity in the Company’s short-term investments, which consist of debt securities and the tokenized fund (T12 Fund), at fair value for the periods presented:

	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025
Balance, beginning of period	$2,110,065	$3,174,724
Purchases of short-term debt investments	37,601	56,170
Sales of short-term debt investments	(202,279)	(1,315,653)
Net realized gain on short-term debt investments	857	3,911
Unrealized gain on short-term debt investments	1,002	7,145
Unrealized gain on short-term tokenized investment funds	2,901	-
Balance, end of period	$1,950,147	$1,926,297

NOTE 4 – CRYPTO ASSETS

Crypto Assets, at Fair Value

The following table sets forth the units held, cost basis, and fair value of crypto assets held, as shown on the unaudited consolidated balance sheet as of June 30, 2026:

Name	Classification	Tokens Held	Cost Basis	Fair Value on June 30, 2026
BTC (Bitcoin)	Current	2.12023	$223,577	$124,099
USDC	Current	1,846.98	1,847	1,847
ETH (Ethereum)	Current	21.74707	47,819	34,101
SOL (Solana)	Current	512.10027	61,252	37,627
RSC	Current	29,705.59900	12,664	2,264
XRP	Current	5,274.30474	14,080	5,476
Total			$361,239	$205,414

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

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table represents a reconciliation of crypto assets held at fair value:

Six Months Ended June 30, 2026
Fair Value, December 31, 2025	$221,817
Additions from crypto assets received from purchases made with cash	49,990
Receipt of crypto assets, at fair value upon redemption of liquid staked tokens	66,600
Receipt of crypto assets rewards from staking activities	1,338
Deductions from crypto assets (USDC) from sale for cash	(45,188)
Unrealized loss	(89,143)
Fair Value, June 30, 2026	$205,414

Crypto Assets, at Cost

As of June 30, 2026, the Company held no units of crypto assets, at cost.

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

The following table represents a reconciliation of crypto assets held at cost:

Six Months Ended June 30, 2026
Adjusted Carrying Amount, December 31, 2025	$98,584
Impairment loss	(29,911)
Conversion of crypto assets, at cost to crypto assets, at fair value upon redemption	(66,600)
Realized loss on the redemption of liquid staked tokens	(2,073)
Adjusted Carrying Amount, June 30, 2026	$-

For the six months ended June 30, 2026, the Company recorded an impairment loss of $29,911 related to its holdings of LsETH and mSOL in accordance with ASC 350-30 (see Note 2 - Crypto Assets). The impairment was recorded in the other income (expense) in the unaudited consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2026, the Company redeemed all LsETH and mSOL to ETH and SOL and recognized a realized loss on crypto assets of $2,073.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

On June 30, 2026 and December 31, 2025, intangible assets consisted of the following:

	Useful life	June 30, 2026	December 31, 2025
License	20 years	$235,000	$235,000
Less: accumulated amortization		(23,500)	(17,625)
		$211,500	$217,375

For the six months ended June 30, 2026 and 2025, amortization expense amounted to $5,875 and $5,565, respectively.

Amortization of intangible assets with finite lives attributable to future periods is as follows:

Year ending December 31:	Amount
Remainder of 2026	$5,875
2027	11,750
2028	11,750
2029	11,750
2030	11,750
2031	11,750
Thereafter	146,875
Total	$211,500

NOTE 6 – STOCKHOLDERS’ EQUITY

Shares Authorized

The Company has 11,666,667 shares authorized which consist of 6,666,667 shares of common stock and 5,000,000 shares of preferred stock.

Sale of Common Stock and Warrants

May 2025 Public Offering

On May 16, 2025, the Company completed a public offering (the “May 2025 Offering”) of (i) 181,556 shares (the “May 2025 Common Shares”) of Common Stock; (ii) 40,667 prefunded warrants (the “May 2025 Prefunded Warrants”) to purchase 40,667 shares of Common Stock of the Company (the “May 2025 Prefunded Warrant Shares”); (iii) 222,230 Series A-1 warrants (the “May 2025 Series A-1 Common Warrants”) to purchase 222,230 shares of Common Stock of the Company (the “May 2025 Series A-1 Common Warrant Shares”) and (iv) 222,230 Series A-2 warrants (the “May 2025 Series A-2 Common Warrants,” together with the May 2025 Series A-1 Common Warrant, the “May 2025 Common Warrants”) to purchase 222,230 shares of Common Stock of the Company (the “May 2025 Series A-2 Common Warrant Shares,” together with the Series A-1 Common Warrants Shares, the “May 2025 Common Warrant Shares”). The offering price of each May 2025 Common Share and accompanying May 2025 Series A-1 Common Warrant and May 2025 Series A-2 Common Warrant was $9.00, and the offering price of each May 2025 Prefunded Warrant and accompanying May 2025 Series A-1 Common Warrant and May 2025 Series A-2 Common Warrant was $8.9985. The May 2025 Common Shares, May 2025 Prefunded Warrants, May 2025 Prefunded Warrant Shares, May 2025 Common Warrants and May 2025 Common Warrant Shares are collectively referred to herein as the “May 2025 Securities.”

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Each May 2025 Common Warrant has an exercise price of $9.00 per share. The May 2025 Common Warrants are exercisable upon issuance (the “May 2025 Initial Exercise Date”). The May 2025 Series A-1 Common Warrants will expire five (5) years following the May 2025 Initial Exercise Date. The May 2025 Series A-2 Common Warrants will expire eighteen (18) months following the May 2025 Initial Exercise Date. A holder may not exercise any portion of the May 2025 Common Warrants to the extent the holder would own more than 4.99% of the outstanding Common Stock immediately after exercise. A holder may increase or decrease this percentage with respect to either the May 2025 Series A-1 Common Warrants or the May 2025 Series A-2 Common Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to the Company.

The May 2025 Prefunded Warrants were immediately exercisable and were exercised at a nominal exercise price of $0.0015 per share of Common Stock at any time until all of the May 2025 Prefunded Warrants are exercised in full. A holder may not exercise any portion of the May 2025 Common Warrants to the extent the holder would own more than 4.99% of the outstanding Common Stock immediately after exercise. A holder may increase or decrease this percentage with respect to May 2025 Prefunded Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to the Company.

As compensation to H.C. Wainwright & Co., LLC (the “Placement Agent”) as the exclusive placement agent in connection with the May 2025 Offering, the Company paid the Placement Agent a cash fee of 7.5% of the aggregate gross proceeds raised in the May 2025 Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the May 2025 Offering and an aggregate of $120,000 for reimbursement of certain expenses and legal fees. These fees and expenses were considered as offering costs directly related to the May 2025 Offering and were recorded as a reduction to additional paid-in capital. The Company also issued warrants to designees of the Placement Agent (the “May 2025 Placement Agent Warrants”) to purchase up to 16,668 shares of Common Stock (the “May 2025 Placement Agent Warrant Shares”). The May 2025 Placement Agent Warrants have substantially the same terms as the May 2025 Series A-1 Common Warrants, except that the May 2025 Placement Agent Warrants have an exercise price equal to $11.25 per share.

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

In connection with the May 2025 Offering, the Company entered into a Securities Purchase Agreement (the “May 2025 Purchase Agreement”) with an institutional investor (the “May 2025 Purchasers”) on May 15, 2025. The May 2025 Purchase Agreement contained customary representations and warranties and agreements of the Company and the May 2025 Purchasers and customary indemnification rights and obligations of the parties.

Pursuant to the terms of the May 2025 Purchase Agreement, the Company has agreed for a period of 60-days from the date of the May 2025 Purchase Agreement, subject to certain exceptions, not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents (as defined in the May 2025 Purchase Agreement), or file any registration statement. In addition, from the date of the May 2025 Purchase Agreement until the one year anniversary of the closing date of the May 2025 Offering, the Company is prohibited from effecting or entering into an agreement to effect any issuance of Common Stock or Common Stock Equivalents (as defined in the May 2025 Purchase Agreement) involving a Variable Rate Transaction (as defined in the May 2025 Purchase Agreement), subject to an exception.

The May 2025 Securities, the May 2025 Placement Agent Warrants and the May 2025 Placement Agent Warrant Shares were offered pursuant to the Registration Statement on Form S-1 (File No. 333-286777), as amended, which was declared effective by the Securities and Exchange Commission on May 15, 2025.

The closing of the sales of these securities under the May 2025 Purchase Agreement took place on May 16, 2025. The public offering price for each May 2025 Shares was $9.00 for aggregate gross proceeds of $1,634,002, and public offering price for the May 2025 Pre-Funded Warrants was $8.9985 for each May 2025 Pre-Funded Warrant for aggregate gross proceeds of $365,940. In connection with this Offering, the Company raised aggregate gross proceeds of $1,999,942 of which $365,940 was attributable to the May 2025 Pre-Funded Warrants. The Company received net proceeds of $1,227,957 attributable to the sale of common stock, net of Placement Agent fees and offering costs of $290,000 and legal fees and other fees of $116,045. The Company is using the net proceeds from the May 2025 Offering for working capital and other general corporate purposes.

On May 19, 2025, the May 2025 Purchasers exercised the 40,667 May 2025 Pre-Funded Warrants and received 40,667 shares of Common Stock for cash proceeds of $61. The May 2025 Pre-Funded Warrants are not and will not be listed for trading on any national securities exchange or other nationally recognized trading system.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

On June 6, 2025, certain of the May 2025 Purchasers exercised 55,556 May 2025 Series A-2 Common Warrants and received an aggregate of 55,556 shares of Common Stock for cash proceeds of $500,000. The May 2025 Series A-1 Common Warrants and May 2025 Series A-2 Common Warrants are not and will not be listed for trading on any national securities exchange or other nationally recognized trading system.

During August and September 2025, certain of the May 2025 Purchasers exercised 61,112 May 2025 Series A-1 Common Warrants and 9,556 May 2025 Series A-2 Common Warrants and received a total of 70,668 shares of Common Stock for net cash proceeds of $634,922.

October 2025 Registered Direct Offering with Concurrent Private Placement

On September 29, 2025, the Company entered into a securities purchase agreement (the “September 2025 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 190,476 shares (the “October 2025 Shares”) of common stock, par value $0.0001 per share of the Company (the “Common Stock”) at a purchase price of $13.125 per share (the “October 2025 Offering”). The October 2025 Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-276658), which was declared effective by the Securities and Exchange Commission on January 30, 2024 and a related base prospectus and prospectus supplements thereunder.

Concurrently with the sale of the October 2025 Shares pursuant to the September 2025 Purchase Agreement in a private placement, for each October 2025 Share purchased by the investors, such investors received from the Company an unregistered warrant (the “October 2025 Warrants”) to purchase one share of Common Stock for each October 2025 Share purchased (the “October 2025 Warrant Shares”). The October 2025 Warrants have an exercise price of $11.25 per share, are exercisable immediately upon issuance and will expire five years from the effective date of a registration statement registering for resale the underlying October 2025 Warrant Shares.

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

As compensation to the Placement Agent as exclusive placement agent, pursuant to the placement agent agreement, as amended on each of April 8, 2025, May 6, 2025 and September 29, 2025, the Company agreed to pay the Placement Agent an aggregate cash fee equal to 7.5% of the gross proceeds from the sale of securities in the October 2025 Offering or $187,500 and a management fee equal to 1.0% of the gross proceeds raised in the October 2025 Offering or $25,000. The Company also agreed to issue the Placement Agent (or its designees) warrants (the “October 2025 Placement Agent Warrants”) to purchase up to 7.5% of the aggregate number of October 2025 Shares sold in the October 2025 Offering, or warrants to purchase up to 14,287 shares of Common Stock, at an exercise price equal to 125% of the offering price per Share, or $16.4063 per share. The October 2025 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years following the commencement of the sales pursuant to the October 2025 Offering. In addition, the Company agreed to reimburse the Placement Agent $25,000 for non-accountable expenses, $50,000 for legal expenses and other out-of-pocket expenses and $15,950 for clearing fees. These fees and expenses were considered as offering costs directly related to the October 2025 Offering and were recorded as a reduction to additional paid-in capital.

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

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Company agreed to file a registration statement on Form S-1 providing for the resale of the October 2025 Warrant Shares (the “October 2025 Resale Registration Statement”) within 15 calendar days of the date of the September 2025 Purchase Agreement (the “Filing Date”), and to use commercially reasonable efforts to cause the October 2025 Resale Registration Statement to be declared effective by the SEC within 75 calendar days following the date of the Filing Date and to keep the October 2025 Resale Registration Statement effective at all times until the Holders no longer own any October 2025 Warrants or October 2025 Warrant Shares. This registration statement on Form S-1 was filed with the SEC on October 29, 2025 and declared effective on November 26, 2025.

Common Stock Issued for Services

On February 20, 2026, the Company entered into an addendum to a service agreement (the “Addendum”) with its investor relations consultant pursuant to which it agreed to pay such consultant a monthly fixed fee of $5,000 for the term of 12 months and a commitment fee of $250,000 (the “Commitment Fee”) in consideration of entering into the Addendum and restarting the service agreement. The consultant elected to receive the Commitment Fee in shares of the Company’s Common Stock, resulting in 56,555 shares of Common Stock issued to the consultant, based on the contractual price of $4.4205 per share, representing the lower of (i) the Nasdaq Official Closing Price immediately preceding the signing of the Addendum and (ii) the average Nasdaq Official Closing Price for the five trading days immediately preceding the signing. The contractual price approximated the fair value of the Common Stock on the grant date and any difference was de minimis. In connection with this consulting agreement, the Company recognized $250,000 in prepaid stock-based professional fees and shall be amortized as stock-based professional fees over the term of the agreement. During the three and six months ended June 30, 2026, the Company amortized $62,500 and $89,212, respectively, of stock-based professional fees which was recorded in the accompanying unaudited consolidated statements of operations and comprehensive loss. As of June 30, 2026, the prepaid stock-based professional fees balance was $160,788.

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

In consideration for the MAVS Purchased Assets, the Company issued to the MAVS 50,000 shares of its common stock, which were valued at $518,225 or $10.36 per share, based on the quoted closing stock price on July 29, 2025. The issuance was recorded as an increase to common stock and additional paid-in capital within stockholders’ equity. Due to the nature of the Purchased Assets and the lack of an established alternative future use, the fair value of the common stock issued was recorded as research and development expense of $518,225 during the year ended December 31, 2025.

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

On March 30, 2026, the Company entered into an asset purchase agreement (the “Many Ads Agreement”) with Many Ads Inc. (“Many Ads”). Pursuant to the Many Ads Agreement, Many Ads agreed to sell, and the Company agreed to purchase, certain software of the web-based application currently marketed as “qwikagents.com” and the domain names qwikagents.com, qwikagents.ai, and qwikagents.co (the “Many Ads Purchased Assets”). In consideration for the Many Ads Purchased Assets, the Company issued to Many Ads 140,000 shares of its common stock, which were valued at $714,000 or $5.10 per share, based on the quoted closing stock price on March 30, 2026. The Company evaluated the transaction under ASC 805 and determined that the acquired assets did not meet the definition of a business. Accordingly, the transaction was accounted for as an asset acquisition. The Company further determined, in accordance with ASC 730-10-25-2(c), that the acquired software and domain names were obtained for a particular research and development project, have no alternative future uses, and therefore no separate economic value. As a result, the entire $714,000 consideration was recorded as research and development expense in the accompanying unaudited consolidated statements of operations and comprehensive loss for the six months ended June 30, 2026.

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

Stock Repurchase Plan

On February 20, 2026, the Company’s Board of Directors approved a stock repurchase program authorizing the purchase of up to $1 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2026. As of June 30, 2026, no shares have been repurchased under this plan.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Stock Options

On January 18, 2021, the Company’s board of directors (“Board”) approved the Silo Pharma, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) to incentivize employees, officers, directors and consultants of the Company and its affiliates. 11,333 shares of common stock were reserved and available for issuance under the 2020 Plan, provided that certain exempt awards (as defined in the 2020 Plan), shall not count against such share limit. The 2020 Plan provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of cash, stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation units and other stock or cash-based awards. The 2020 Plan shall terminate on the tenth anniversary of the date of adoption by the Board. Subject to certain restrictions, the Board may amend or terminate the Plan at any time and for any reason. An amendment of the 2020 Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, rules or regulations. On March 10, 2021, the 2020 Plan was approved by the stockholders. On September 15, 2023, our Board of Directors adopted the Silo Pharma, Inc. Amended and Restated 2020 Omnibus Equity Incentive Plan which was approved by the Company’s stockholders on December 4, 2023. The Amended and Restated Omnibus Equity Incentive Plan (i) increases the number of shares of common stock that may be issued under such plan by 20,000 shares to 31,333 shares and (ii) includes claw back provisions to comply with recent developments of applicable law. At the Annual Meeting on October 24, 2025, the shareholders of the Company approved an amendment to the Silo Pharma Inc. Amended and Restated 2020 Omnibus Equity Incentive Plan (the “Plan Amendment”) to increase the number of shares of common stock reserved for issuance thereunder to 93,333 shares from 31,333 shares. The amendment also added an automatic annual increase provision, effective January 1, 2026, equal to the lesser of 5% of the outstanding shares of Common Stock on the first day of the fiscal year or a number determined by the Board. On January 1, 2026, pursuant to the 5% evergreen provision described above, the amount of shares available under the Amended and Restated 2020 Plan increased by 44,394 shares to 137,727 shares.

On May 22, 2025, and effective May 23, 2025, the Board granted an aggregate of 26,665 incentive stock options under the 2020 Plan, to executive officers and board members, exercisable at the fair market value of the Company’s common stock on the date of grant or $6.434 per share with a five-year term and vest on the first anniversary date of the grant date. These options were valued at $167,566 on the grant date using a Black Scholes option pricing model with the following assumptions: risk-free interest rate of 3.96%, expected term of 3 years using the simplified method and expected volatility of 259.34% based on historical volatility.

On August 4, 2025, the Board approved the establishment of a cryptocurrency advisory board (the “Crypto Advisory Board”) which will initially consist of up to three (3) members in connection with the Company’s cryptocurrency treasury strategy. On August 4, 2025, the Board appointed Corwin Yu as the initial member of the Crypto Advisory Board. In connection with this initiative, on August 4, 2025, the Company entered into an advisory agreement with Corwin Yu, pursuant to which Mr. Yu will serve on the Crypto Advisory Board. In consideration of Mr. Yu’s services, the Company granted him options to purchase 3,000 shares of its common stock at an exercise price of $11.6355 under its 2020 Plan, which options have a 10-year term and will vest in 12 equal monthly installments. These options were valued at $34,424 on the grant date using a Black Scholes option pricing model with the following assumptions: risk-free interest rate of 3.75%, expected term of 5.5 years using the simplified method and expected volatility of 206.76% based on historical volatility.

On December 4, 2025, the Board granted additional options to purchase 3,667 shares of common stock to Corwin Yu at an exercise price of $6.7725 per share under the 2020 Plan. These additional options have a 10-year term and vest in 12 equal monthly installments over a one-year period. These options were valued at $24,487 on the grant date using a Black Scholes option pricing model with the following assumptions: risk-free interest rate of 3.68%, expected term of 5.5 years using the simplified method since the Company lacks sufficient, credible historical data to accurately model employee exercise behavior, and expected volatility of 206.60% based on historical volatility.

During the six months ended June 30, 2026 and 2025, the Company recognized $95,793 and $17,445, respectively, of stock-based compensation which was recorded as compensation expense in the accompanying unaudited consolidated statements of operations and comprehensive loss. As of June 30, 2026 and December 31, 2025, unamortized stock-based compensation expense related to unvested stock options had a balance of $13,662 and $109,456, respectively. As of June 30, 2026, the unamortized stock-based compensation expense is expected to be recognized over a weighted average period of 0.35 years.

Stock option activities for the six months ended June 30, 2026 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2025	34,854	$12.66	5.43	$-
Granted	-	-	-	-
Balance Outstanding, June 30, 2026	34,854	$12.66	4.94	$-
Exercisable, June 30, 2026	33,076	$12.94	4.70	$-

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Stock Warrants

As discussed above under sale of May 2025 Shares and May 2025 Warrants, on May 16, 2025, the Company issued Pre-Funded Warrants to purchase up to 40,667 shares of Common Stock of the Company, having an exercise price of $0.0015 per share, and a purchase price of $8.9985 per Pre-Funded Warrant. The Pre-Funded Warrants were exercisable immediately. On May 19, 2025, the May 2025 Purchasers immediately exercised the 40,667 Pre-Funded Warrants and received 40,667 shares of Common Stock for cash proceeds of $61.

On May 16, 2025, concurrently with the sale of Common Stock and/or the Pre-Funded Warrants, pursuant to the May 2025 Purchase Agreement, the Company issued the Series A-1 Warrants to purchase 222,230 shares of Common Stock and Series A-2 Warrants to purchase 222,230 shares of Common Stock to the May 2025 Purchasers. The May 2025 Warrants have an exercise price of $9.00 per share and are exercisable immediately upon issuance, with the Series A-1 Warrants having a five-year term and the Series A-2 Warrants having an eighteen-month term. On June 6, 2025, certain of the May 2025 Purchasers exercised the 55,556 Series A-2 Warrants and received 55,556 shares of Common Stock for cash proceeds of $500,000. During August and September 2025, certain of the May 2025 Purchasers exercised the 61,112 Series A-1 Warrants and 9,556 Series A-2 Warrants and received a total of 70,668 shares of Common Stock for net cash proceeds of $634,922. Additionally, the Placement Agent received the May 2025 Placement Agent Warrant to purchase up to 16,668 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, which equals $11.25 per share. The May 2025 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years. The Series A-1 Warrants and Series A-2 Warrants have subsequent rights and anti-dilutive provisions.

As discussed above under the sale of October 2025 Shares and October 2025 Warrants, on September 29, 2025, the Company entered into the September 2025 Purchase Agreement with certain institutional investors to sell 190,476 shares of Common Stock at a purchase price of $13.125 per share. The closing of the October 2025 Offering took place on October 1, 2025, resulting in aggregate gross proceeds of $2,500,000 and net proceeds of $2,131,339, after deducting placement agent fees and other offering costs.

Concurrently with the sale of the October 2025 Shares, the Company issued the unregistered October 2025 Warrants to purchase 190,476 shares of Common Stock to the investors. The October 2025 Warrants have an exercise price of $11.25 per share and are exercisable immediately upon issuance, with a term expiring five years from the effective date of the October 2025 Resale Registration Statement. Additionally, the Placement Agent received the October 2025 Placement Agent Warrants to purchase up to 14,287 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share, which equals $16.4063 per share. The October 2025 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years. The October 2025 Warrants have subsequent rights and anti-dilutive provisions.

On December 12, 2025, an investor that participated in the Company’s February 2021 financing provided the Company with notice of the irrevocable abandonment and surrender of warrants to purchase 4,444 shares of common stock at an exercise price of $225.00 per share for no consideration. Subsequently, on January 18, 2026 and February 12, 2026, the remaining warrants issued in connection with the January 2021 and February 2021 financings, to purchase an aggregate of 18,689 shares of common stock at exercise prices ranging from $150.00 to $262.50 per share, expired in accordance with their respective five-year terms. The abandonment and expiration of these warrants resulted in a reduction of outstanding warrants and had no effect on the Company’s unaudited consolidated financial statements.

Warrant activities for the six months ended June 30, 2026 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2025	682,670	$21.22	3.4	$-
Granted	-	-	-	-
Expired	(18,689)	231.29	-	-
Balance Outstanding, June 30, 2026	663,981	$15.31	3.0	$-
Exercisable, June 30, 2026	663,981	$15.31	3.0	$-

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 7 – CONCENTRATIONS

Customer concentration

For the six months ended June 30, 2026 and 2025, one licensee accounted for 100% of total revenues from customer license fees.

Vendor concentrations

For the six months ended June 30, 2026 and 2025, one licensor accounted for 100% of the Company’s vendor license agreements (see Note 8) related to the Company’s biopharmaceutical operations.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Eric Weisblum

On October 12, 2022, the Company entered into an employment agreement with Eric Weisblum (the “2022 Weisblum Employment Agreement”) pursuant to which Mr. Weisblum (i) has a base salary of $350,000 per year, (ii) was paid a one-time signing bonus of $100,000, and (iii) shall be entitled to receive an annual bonus of up to $350,000, subject to the sole discretion of the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), and upon the achievement of additional criteria established by the Compensation Committee from time to time (the “Annual Bonus”). In addition, pursuant to the 2022 Weisblum Employment Agreement, upon termination of Mr. Weisblum’s employment for death or Total Disability (as defined in the 2022 Weisblum Employment Agreement), in addition to any accrued but unpaid compensation and vacation pay through the date of his termination and any other benefits accrued to him under any Benefit Plans (as defined in the 2022 Weisblum Employment Agreement) outstanding at such time and the reimbursement of documented, unreimbursed expenses incurred prior to such termination date (collectively, the “Weisblum Payments”), Mr. Weisblum shall also be entitled to the following severance benefits: (i) 24 months of his then base salary; (ii) if Mr. Weisblum elects continuation coverage for group health coverage pursuant to COBRA Rights (as defined in the 2022 Weisblum Employment Agreement), then for a period of 24 months following Mr. Weisblum’s termination he will be obligated to pay only the portion of the full COBRA Rights cost of the coverage equal to an active employee’s share of premiums (if any) for coverage for the respective plan year; and (iii) payment on a pro-rated basis of any Annual Bonus or other payments earned in connection with any bonus plan to which Mr. Weisblum was a participant as of the date of his termination (together with the Weisblum Payments, the “Weisblum Severance”). Furthermore, pursuant to the 2022 Weisblum Employment Agreement, upon Mr. Weisblum’s termination (i) at his option (A) upon 90 days prior written notice to the Company or (B) for Good Reason (as defined in the 2022 Weisblum Employment Agreement), (ii) termination by the Company without Cause (as defined in the 2022 Weisblum Employment Agreement) or (iii) termination of Mr. Weisblum’s employment within 40 days of the consummation of a Change in Control Transaction (as defined in the Weisblum Employment Agreement), Mr. Weisblum shall receive the Weisblum Severance; provided, however, Mr. Weisblum shall be entitled to a pro-rated Annual Bonus of at least $200,000. In addition, any equity grants issued to Mr. Weisblum shall immediately vest upon termination of Mr. Weisblum’s employment by him for Good Reason or by the Company at its option upon 90 days prior written notice to Mr. Weisblum, without Cause.

Daniel Ryweck

On September 27, 2022, the Board appointed Daniel Ryweck as Chief Financial Officer of the Company. On September 28, 2022, the Company entered into an employment agreement (the “Ryweck Employment Agreement”) with Mr. Ryweck. Pursuant to the terms of the Ryweck Employment Agreement, which was amended on October 12, 2022, Mr. Ryweck will (i) receive a base salary at an annual rate of $60,000 payable in equal monthly installments, and (ii) be eligible to receive an annual discretionary bonus. The term of Mr. Ryweck’s engagement under the Ryweck Employment Agreement commenced on September 28, 2022 and continued until September 28, 2023, unless earlier terminated in accordance with the terms of the Ryweck Employment Agreement. The term of Mr. Ryweck’s Employment Agreement was automatically renewed until September 28, 2026 and will automatically renew for successive one-year periods until terminated by Mr. Ryweck or the Company. On November 11, 2024, the Company entered into a Second Amendment to Employment Agreement with Daniel Ryweck (the “Second Amendment”). The Second Amendment amends the Employment Agreement to provide that Mr. Ryweck will be entitled to receive an annual cash bonus in an amount up to $60,000 if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board for earning bonuses.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

License Agreements between the Company and Vendors

Master License Agreement with the University of Maryland, Baltimore (Terminated)

Effective as of February 12, 2021, the Company and University of Maryland, Baltimore (“UMB”), entered into the Master License Agreement (“Master License Agreement”) which granted the Company an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property: (i) to make, have made, use, sell, offer to sell, and import certain licensed products and: (ii) to use the invention titled, “Central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology” and UMB’s confidential information to develop and perform certain licensed processes for the therapeutic treatment of neuroinflammatory disease.

On July 8, 2025, the Company entered into a Termination, Commercial Evaluation License, and Option Agreement with the UMB, which terminated the Master License Agreement (the “Option Agreement”). Under the Option Agreement, the Company was granted an exclusive option to negotiate and obtain a sublicensable, royalty-bearing license for certain intellectual property related to central nervous system-homing peptides. The option required submission of a commercialization plan and payment of a $1,000 option fee, creditable upon license execution, and expired unexercised on March 31, 2026.

The following clauses describe certain terms of the Master License Agreement prior to its termination:

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

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments (see below for payment terms), (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. The Company paid to UMB an aggregate license fee of $75,000 in 2021 and 2022. The $75,000 license fee was recorded as a prepaid expense and was being amortized over the 15-year term. Upon termination of the Master License Agreement on July 8, 2025, the Company determined that the remaining unamortized license fee had a useful life only to the extent of the new Option Agreement and, as a result, changed the amortization period for the remaining balance from the original 15-year term to the Option Agreement’s expiration date of March 31, 2026. During the six months ended June 30, 2026 and 2025, the Company recognized license fees of $17,708 and $2,500, respectively, from the amortization of prepaid license fees, which is included in costs of revenues on the accompanying unaudited consolidated statements of operations and comprehensive loss. On June 30, 2026, prepaid expense and other current assets – current amounted to $0 and prepaid expense – non-current amounted to $0 and on December 31, 2025, prepaid expense and other current assets – current amounted to $17,708 and prepaid expense – non-current amounted to $0, which has been included in prepaid expenses and other current assets and prepaid expenses and other assets – non-current on the unaudited consolidated balance sheets.

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below – Customer Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. During the six months ended June 30, 2026 and 2025, the Company recognized license fees of $2,980 and $419, respectively, from the amortization of the sublicense fee. The amortization period for this sublicense fee was also revised to the Option Agreement’s expiration date of March 31, 2026, consistent with the termination of the Master License Agreement. On June 30, 2026 and December 31, 2025, prepaid expense and other current assets – current amounted to $0 and $2,980 as reflected in the unaudited consolidated balance sheets, respectively.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Exclusive License Agreement with the Trustees of Columbia University in the City of New York

On July 1, 2024, the Company entered into the Columbia License Agreement with Columbia as of the Effective Date and pursuant to which the Company has been granted exclusive rights to certain patents and technical information to develop, manufacture and commercialize Products (as defined in the Columbia License Agreement), including therapies for stress-induced affective disorders and other conditions. The term of the Columbia License Agreement commenced on the Effective Date and shall continue on a country-by-country and product-by-product basis until the latest of: (a) the date of expiration of the last to expire of the issued Patents (as defined in the Columbia License Agreement), (b) 20 years after the first bona fide commercial sale of the Product in the country in question, or (c) expiration of any market exclusivity period granted by a regulatory agency for a Product in the country in question. Pursuant to the Columbia License Agreement, the Company agreed to pay Columbia:

(i)	an initial license fee of $50,000 paid in October 2024 and included in intangible assets on the accompanying unaudited consolidated balance sheets as of June 30, 2026 and December 31, 2025 (see Note 5).

(ii)	an annual license fee of $25,000 payable on the 1st and 2nd anniversary of the Effective Date and an annual license fee of $50,000 payable on the third and subsequent anniversary of the Effective Date.

(iii)	Royalties as follows:

(A)	Concerning sales of Products by the Company, its Designees, or their Affiliates in the Territory, a non-refundable and non-recoverable royalty of the following on a country-by-country and Product-by-Product basis:

(1)	4% of Net Sales of Patent Products; and

(2)	2% of Net Sales of Technology Products.

(B)	No later than 30 days following the second (2nd) anniversary of the first bona fide commercial sale of a Product by the Company, a Sublicensee, a Designee, or any of their Affiliates to a Third-Party customer, and the first business day of each January after that, the Company shall pay Columbia a non-refundable and non-recoverable minimum royalty payment in the amount of $500,000. The Company may credit each minimum royalty payment against earned royalties accrued during the same calendar year in which the minimum royalty payment is due and payable. To the extent minimum royalty payments exceed the earned royalties accrued during the same calendar year, the Company may not carry over this excess amount to any other year, either to decrease the earned royalties due in that year or to decrease the minimum royalty payments due in that year.

(iv)	Trigger Event Fee: The Company shall pay Columbia a Trigger Event Fee within 30 days after the Initial Date or, if later, within 10 days following the date upon which the Trigger Event Fee becomes due. A Trigger Event means any Assignment of the Columbia License Agreement or Change of Control and a Trigger Event Fee shall mean an additional cash license fee equal to 5% of the Business Valuation, as defined in the agreement.

(v)	The Company shall reimburse Columbia for patent expenses as follows:

(A)	The Company shall reimburse Columbia for the actual fees, costs, and expenses Columbia has incurred before, on, and after the Effective Date in preparing, filing, prosecuting, and maintaining the Patents (and those patents and patent applications to which Patents claim priority) (collectively “Patent Expenses”). Patent Expenses include, without limitation, legal fees, the costs of any interference proceedings, oppositions, re-examinations, or any other ex parte or inter partes administrative proceeding before patent offices, taxes, annuities, issue fees, working fees, maintenance fees, and renewal charges, plus a five percent processing fee.

(B)	Unreimbursed Patent Expenses that Columbia incurred for legal activities occurring before September 30, 2021 are “Past Patent Expenses.”

(C)	Columbia, using reasonable efforts, estimated that unreimbursed Patent Expenses for legal activities occurring before September 30, 2021 were $197,400 (“Estimated Past Patent Expenses”). The Company shall reimburse Columbia in full no later than thirty (30) days after the Effective Date. On June 28, 2024, the Company considered the Estimated Past Patents Expenses due of $197,400 as part of the cost of entering into the Columbia License Agreement license and accordingly, increased intangible assets and accounts payable by $197,400. In November 2024, the Company paid $50,000 of this amount, and as of December 31, 2024, the balance of $147,400 was included in accounts payable. In May 2025, Columbia revised the Estimated Past Patent Expenses downward from $197,400 to $185,000, thereby reducing the intangible asset and accounts payable by $12,400. In 2025, the Company paid an aggregate of $100,000 of this amount, occurring in July and October. As of June 30, 2026 and December 31, 2025, the remaining balance of $35,000 and $35,000, respectively, is included in accounts payable on the accompanying unaudited consolidated balance sheet (see Note 5).

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

(D)	The Company will pay any additional unreimbursed Past Patent Expenses within thirty (30) days after receiving an invoice from Columbia for the additional Past Patent Expenses.

(E)	The Company will reimburse Columbia for unreimbursed Patent Expenses incurred by Columbia after the Past Patent Expenses (“Ongoing Patent Expenses”) no later than thirty (30) days after receiving Columbia’s invoice.

(F)	At Columbia’s election, Columbia may require advance payment of a reasonable estimate of Ongoing Patent Expenses. Columbia shall give at least thirty (30) days’ notice to the Company before the date the advance payment is due, which payment Columbia may make due up to three months before the date Columbia has chosen for the legal work to be completed. Columbia may credit any unused balance towards future Patent Expenses, or upon the Company’s written request, Columbia shall return the unused balance to the Company. No later than thirty (30) days after receiving an invoice from Columbia for any Patent Expenses incurred over the reasonable estimate, the Company shall reimburse Columbia for the excess amount.

License Agreements between the Company and Customer

Customer Patent License Agreement with Aikido Pharma Inc.

On January 5, 2021, the Company and its subsidiary Silo Pharma, Inc. (collectively, the “Licensor”), entered into a patent license agreement (“License Agreement”) with Aikido Pharma Inc. (“Aikido” or the “Customer”), as amended on April 12, 2021, pursuant to which the Licensor granted Aikido an exclusive, worldwide (“Territory”), sublicensable, royalty-bearing license to certain intellectual property: (i) to make, have made, use, provide, import, export, lease, distribute, sell, offer for sale, develop and advertise certain licensed products and (ii) to develop and perform certain licensed processes for the treatment of cancer and symptoms caused by cancer (“Field of Use”).

The License Agreement also provided that, if the Licensor exercised the option granted to it pursuant to the Option Agreement with UMB, effective as of July 15, 2020, it would grant Aikido a non-exclusive sublicense (“Right”) to certain UMB patent rights in the field of neuroinflammatory diseases occurring in patients diagnosed with cancer (“Field”). Pursuant to the License Agreement, Aikido agreed to pay the Licensor, among other things, (i) a one-time non-refundable cash payment of $500,000 and (ii) royalty payments equal to 2% of net sales (as defined in the License Agreement) in the Field of Use in the Territory. In addition, Aikido agreed to issue the Licensor 500 shares of Aikido’s newly designated Series M Convertible Preferred Stock which were to be converted into an aggregate of 625,000 shares of Aikido’s common stock. On April 12, 2021, the Company entered into an amendment to the License Agreement with Aikido dated January 5, 2021 whereby Aikido issued an aggregate of 625,000 restricted shares of Aikido’s common stock instead of the 500 shares of the Series M Convertible Preferred Stock.

Pursuant to the License Agreement, the Company is required to prepare, file, prosecute, and maintain the licensed patents. Unless earlier terminated, the term of the license to the licensed patents will continue until the expiration or abandonment of all issued patents and filed patent applications within the licensed patents. The Company may terminate the License Agreement upon 30 day written notice if Aikido fails to pay any amounts due and payable to the Company or if Aikido or any of its affiliates brings a patent challenge against the Company, assists others in bringing a legal or administrative challenge to the validity, scope, or enforceability of or opposes any of the licensed patents against the Company (except as required under a court order or subpoena). Aikido may terminate the Agreement at any time without cause, and without incurring any additional penalty, (i) by providing at least 30 days’ prior written notice and paying the Company all amounts due to it through such termination effective date. Either party may terminate the Agreement for material breaches that have failed to be cured within 60 days after receiving written notice. The Company collected the non-refundable cash payment of $500,000 on January 5, 2021 which was recorded as deferred revenue to be recognized as revenues over 15 years, the estimated term of the Master License Agreement.

Prior to the April 12, 2021, issuance of the common stock in lieu of the Series M Convertible Preferred Stock as discussed above, the Company valued the 500 Series M Convertible Preferred stock which was equivalent into Aikido’s 625,000 shares of common stock at a fair value of $0.85 per common share or $531,250 based on the quoted trading price of Aikido’s common stock on the date of grant. The Company recorded an equity investment of $531,250 and deferred revenue of $531,250 to be recognized as revenues over the estimated term of the UMB Master License. Accordingly, the Company recorded a total deferred revenue of $1,031,250 ($500,000 cash received and $531,250 value of equity securities received) to be recognized as revenues over the 15-year term. The underlying securities received were subsequently sold by the Company.

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

Effective April 1, 2026, due to the expiration of the Option Agreement and related UMB Master License as discussed above under the subheading “Master License Agreement with the University of Maryland, Baltimore (Terminated)”, the Company ceased the recognition of license fee revenues related to the License Agreement and reclassified all remaining deferred revenues of $670,312 to a liability named “contingently returnable sublicense fee” on the accompanying consolidated balance sheet since the sublicense is no longer available to Aikido or any of their assignees, if any.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

During the six months ended June 30, 2026 and 2025, the Company recognized license fee revenues of $17,188 and $34,375, respectively. On June 30, 2026, deferred revenue amounted to $0 and on December 31, 2025, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $618,750, which are included in deferred revenue - current and deferred revenue – long-term portion on the accompanying unaudited consolidated balance sheets.

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

Effective April 1, 2026, due to the expiration of the Option Agreement and related UMB Master License as discussed above, the Company ceased the recognition of sublicense fee revenues related to the Sublicense Agreement and reclassified all remaining deferred revenues of $33,240 to a liability named “contingently returnable sublicense fee” on the accompanying consolidated balance sheet since the sublicense is no longer available to Aikido or any of their assignees, if any.

During the six months ended June 30, 2026 and 2025, the Company recognized revenue of $838 and $1,676, respectively. On June 30, 2026, deferred revenue amounted to $0, and on December 31, 2025, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $30,726 as reflected in the unaudited consolidated balance sheets.

Sponsored Study and Research Agreements between the Company and Vendors

During the six months ended June 30, 2026 and 2025, the Company recorded research and development expense of $1,311,683 and $1,311,209, respectively, which was incurred in connection with sponsored study and research agreements between the Company and various vendors. During the six months ended June 30, 2026, research and development expense included $714,000 related to an asset purchase agreement with Many Ads Inc., representing the fair value of 140,000 shares of common stock issued in consideration for certain software and domain name assets (see Note 6).

On June 30, 2026, approximate future amounts due under sponsored study and research agreements between the Company and vendors are as follows:

Year ending June 30,	Amount
2027	$1,129,000
Total	$1,129,000

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 9 – SUBSEQUENT EVENTS

Sale of Common Stock and Warrants

July 2026 Private Placement

On July 9, 2026, the Company entered into securities purchase agreements (the “July 2026 Purchase Agreements”) with certain institutional investors (the “July 2026 Purchasers”) for the issuance and sale in a private placement (the “July 2026 Offering”) of (i) 124,000 shares (the “July 2026 Shares”) of the Company’s Common Stock at a purchase price of $6.452 per Share; (ii) pre-funded warrants (the “July 2026 Pre-Funded Warrants”) to purchase up to an aggregate of 495,965 shares of Common Stock (the “July 2026 Pre-Funded Warrant Shares”) at a purchase price of $6.4519 per Pre-Funded Warrant; (iii) Series A-3 warrants to purchase up to 619,965 shares of Common Stock (the “July 2026 Series A-3 Warrants,” and the shares issuable upon exercise thereof, the “July 2026 Series A-3 Warrant Shares”); and (iv) Series A-4 warrants to purchase up to 619,965 shares of Common Stock (the “July 2026 Series A-4 Warrants,” together with the July 2026 Series A-3 Warrants, the “July 2026 Warrants,” and the shares issuable upon exercise thereof, the “July 2026 Series A-4 Warrant Shares,” together with the July 2026 Series A-3 Warrant Shares, the “July 2026 Warrant Shares”). The July 2026 Shares, the July 2026 Pre-Funded Warrants, the July 2026 Pre-Funded Warrant Shares, the July 2026 Warrants and the July 2026 Warrant Shares are collectively referred to herein as the “July 2026 Securities.”

Each July 2026 Warrant has an exercise price of $6.21 per share. The July 2026 Warrants are exercisable immediately upon issuance. The July 2026 Series A-3 Warrants will expire five (5) years after the effective date of the July 2026 Resale Registration Statement (as defined below). The July 2026 Series A-4 Warrants will expire eighteen (18) months after the effective date of the July 2026 Resale Registration Statement. A holder may not exercise any portion of the July 2026 Warrants to the extent the holder would own more than 4.99% or 9.99% of the outstanding Common Stock immediately after exercise. A holder may increase or decrease this percentage with respect to either the July 2026 Series A-3 Warrants or the July 2026 Series A-4 Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to the Company.

The July 2026 Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal exercise price of $0.0001 per share of Common Stock at any time until all of the July 2026 Pre-Funded Warrants are exercised in full. A holder may not exercise any portion of the July 2026 Pre-Funded Warrants to the extent the holder would own more than 9.99% of the outstanding Common Stock immediately after exercise. A holder may increase or decrease this percentage with respect to July 2026 Pre-Funded Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to the Company.

As compensation to the Placement Agent as the exclusive placement agent in connection with the July 2026 Offering, the Company paid the Placement Agent a cash fee of 7.5% of the aggregate gross proceeds raised in the July 2026 Offering, or $300,001, plus a management fee equal to 1.0% of the gross proceeds raised in the July 2026 Offering, or $40,000, and an aggregate of $75,000 for reimbursement of certain expenses and legal fees. The Company also paid an escrow fee of $7,600 to Continental Stock Transfer & Trust Company, as escrow agent. These fees and expenses were considered as offering costs directly related to the July 2026 Offering and were recorded as a reduction to additional paid-in capital. The Company also issued warrants to designees of the Placement Agent (the “July 2026 Placement Agent Warrants”) to purchase up to 7.5% of the aggregate number of shares of Common Stock placed in the July 2026 Offering, equating to 46,497 shares of Common Stock (the “July 2026 Placement Agent Warrant Shares”). The July 2026 Placement Agent Warrants have substantially the same terms as the July 2026 Series A-3 Warrants, except that the July 2026 Placement Agent Warrants have an exercise price equal to $8.065 per share.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The July 2026 Purchase Agreements contained customary representations and warranties and agreements of the Company and the July 2026 Purchasers and customary indemnification rights and obligations of the parties.

Pursuant to the terms of the July 2026 Purchase Agreements, the Company has agreed, from the date of the Purchase Agreements until sixty (60) days following the Effective Date (as defined in the July 2026 Purchase Agreements), subject to certain exceptions, not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents (as defined in the July 2026 Purchase Agreements), or file any registration statement. In addition, from the date of the July 2026 Purchase Agreements until the six (6) month anniversary of the Effective Date, the Company is prohibited from effecting or entering into an agreement to effect any issuance of Common Stock or Common Stock Equivalents involving a Variable Rate Transaction (as defined in the July 2026 Purchase Agreements), subject to certain exceptions.

In connection with the July 2026 Offering, the Company entered into a registration rights agreement, dated as of July 9, 2026, with the July 2026 Purchasers, pursuant to which the Company agreed to prepare and file a registration statement (the “July 2026 Resale Registration Statement”) with the Securities and Exchange Commission registering the resale of the July 2026 Shares and the shares of Common Stock underlying the July 2026 Pre-Funded Warrants and the July 2026 Warrants no later than 15 days after the date of the registration rights agreement, and to use best efforts to have the July 2026 Resale Registration Statement declared effective as promptly as practical thereafter, and in any event no later than 30 days following the date of the registration rights agreement (or 60 days following such date in the event of a “full review” by the Securities and Exchange Commission). This registration statement was filed on July 24, 2026.

The July 2026 Securities, the July 2026 Placement Agent Warrants and the July 2026 Placement Agent Warrant Shares were not registered under the Securities Act, or any state securities laws, and were issued in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

The closing of the sales of these securities under the July 2026 Purchase Agreements took place on July 10, 2026. The purchase price for each July 2026 Share was $6.452 for aggregate gross proceeds of $800,048, and the purchase price for the July 2026 Pre-Funded Warrants was $6.4519 for each Pre-Funded Warrant for aggregate gross proceeds of $3,199,946 (which includes prepayment of $29 for the aggregate exercise price of 289,310 of the 495,965 July 2026 Pre-Funded Warrants sold). In connection with this Offering, the Company raised aggregate gross proceeds of $3,999,994, of which $3,199,946 was attributable to the pre-funded warrants. The Company received net proceeds of $3,527,392, net of Placement Agent fees and offering costs of $415,002, legal fees of $50,000, and escrow fees of $7,600. The Company is using the net proceeds from the July 2026 Offering for working capital and general corporate purposes.

The July 2026 Pre-Funded Warrants, the July 2026 Series A-3 Warrants and the July 2026 Series A-4 Warrants are not and will not be listed for trading on any national securities exchange or other nationally recognized trading system.

From August 7, 2026 to August 12, 2026, the July 2026 Purchasers exercised the 341,655 July 2026 Pre-Funded Warrants and received 341,655 shares of Common Stock for cash proceeds of $21 and $13 was applied against the prepayment of aggregate exercise price as discussed above.

Stock Repurchase Plan

On July 24, 2026, pursuant to the stock repurchase program approved on February 20, 2026, authorizing the purchase of up to $1 million of the Company’s issued and outstanding common stock (see Note 6), the Company repurchased and cancelled 6,015 shares of the Company’s common stock for an average price of $4.52 per share or approximately $27,000.

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

Overview

We are a developmental-stage biopharmaceutical company with a cryptocurrency treasury strategy. Our therapeutic focus is on developing novel therapeutics that address underserved conditions including PTSD, stress-induced anxiety disorders, fibromyalgia, and central nervous system (CNS) diseases. We are focused on developing novel therapies that include conventional drugs and psychedelic formulations. Our lead program, SPC-15, is an intranasal drug targeting PTSD and stress-induced anxiety disorders. SP-26 is a time-release ketamine-based loaded implant for fibromyalgia and chronic pain relief. Silo’s two preclinical programs are SPC-14, an intranasal compound for the treatment of Alzheimer’s disease, and SPU-16, a CNS-homing peptide targeting the central nervous system with initial research indication in multiple sclerosis (MS).

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

In addition, we are developing a Ketamine polymer implant. We also entered into a sponsored research agreement Columbia University (“Columbia”) for the study of ketamine in combination with other drugs for treatment of Alzheimer’s and depression disorders and we have also entered into an exclusive license agreement with Columbia under which we have rights to certain patents and inventions relating to the treatment of Alzheimer’s disease and stress-induced affective disorders using Ketamine in combination with certain other compounds.

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

SPC-15: Intranasal Treatment for PTSD and Anxiety Disorders

Our lead product candidate, SPC-15, is designed as a novel serotonin 4 (5-HT4) receptor agonist that utilizes biomarkers for treatment of stress-induced psychiatric disorders such as PTSD and anxiety disorders. This innovative treatment is administered via an intranasal formulation, potentially qualifying for the FDA’s streamlined 505(b)(2) regulatory pathway, which could expedite its approval process. We are actively collaborating with Columbia, and hold exclusive global rights to develop and commercialize SPC-15, pursuant to and that certain exclusive license agreement entered into with Columbia on July 1, 2024.

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

In March 2023, we filed a provisional patent application with the U.S. Patent & Trademark Office (“USPTO”) to use SP-26 for treatment of chronic pain, including fibromyalgia. We intend to develop SP-26 following the Section 505(b)(2) regulatory pathway of the FDA rules. Section 505(b)(2) of the FDCA was enacted to enable sponsors to seek NDA approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon publicly available data with respect to our active ingredient in our NDA submission to the FDA for marketing approval.

Fibromyalgia affects approximately 4 million U.S. adults (2% of the population). We believe SP-26’s implant design provides a compelling non-opioid alternative to traditional pain management, improving dosage control compared to intravenous delivery.

SPC-14: Treatment for Alzheimer’s Disease

SPC-14 targets glutamate receptor NMDAR and serotonin 5-HT4 to address cognitive and neuropsychiatric symptoms in Alzheimer’s disease. Given the global Alzheimer’s therapeutics market is projected to exceed $30.8 billion by 2033, SPC-14 presents a promising opportunity. SPC-14 was developed under a sponsored research agreement with Columbia and we have exclusive global rights to develop and commercialize SPC-14, pursuant to that certain exclusive license agreement entered into with Columbia on July 1, 2024. On October 13, 2022, we extended the term of the sponsored research agreement with Columbia to conduct further research studies into the mechanism of action of SPC-14 in the treatment of Alzheimer’s disease. In addition, we have been granted an option to license certain assets currently under development, including SPC-14 for the treatment of Alzheimer’s disease.

We believe our SPC-14 product has shown efficacy against luteinizing hormone (LH) in attenuating learned helplessness, preservative behavior and hyponeophagia (a measure of anxiety).

SPU-16: Treatment for CNS Disorders, Initial Indication for Multiple Sclerosis

SPU-16 is a promising candidate targeting CNS disorders, with an initial indication for multiple sclerosis. On February 12, 2021, we entered into the Master License Agreement with the University of Maryland, Baltimore (“UMB”) pursuant to which UMB granted us an exclusive, worldwide, sublicensable, royalty-bearing license to certain intellectual property (i) to make, have made, use, sell, offer to sell, and import certain licensed products and (ii) to use the invention titled “Central nervous system-homing peptides in vivo and their use for the investigation and treatment of multiple sclerosis and other neuroinflammatory pathology,” or SPU-16.

On April 11, 2023 certain intellectual property under the Master License Agreement described above were issued a patent from the USPTO for “Peptide-Targeted Liposomal Delivery For Treatment, Diagnosis, and Imaging of Diseases and Disorders” (US 11,766,403, B2).

On July 8, 2025, we entered into the July 2025 Termination and Option Agreement with UMB which terminates the UMB License Agreement, previously in effect between us and UMB, and provides us with an exclusive, non-transferable evaluation license, as well as an exclusive option to negotiate a new exclusive commercial license, with respect to certain intellectual property related to central nervous system-homing peptides (the “Invention” and related “Patent Rights”) that were previously licensed under the UMB License Agreement. The July 2025 Termination and Option Agreement was effective as of July 8, 2025, and expired on March 31, 2026.

We believe SPU-16 provides a competitive advantage by using homing peptides to reduce toxicity while enhancing therapeutic payload delivery.

Cryptocurrency Treasury Strategy

Our strategy changed to include cryptocurrency treasury strategy in August 2025 to focus on the acquisition of leading digital assets. Management focused a portion of its resources on this cryptocurrency strategy. As of June 30, 2026, our crypto assets primarily include Bitcoin (BTC), Ethereum (ETH) and Solana (SOL). We have ownership of and control over our crypto assets which are held through custodial arrangements with qualified third-party custodians. These custodians provide secure storage and safeguarding of our crypto assets. Previously, we participated in both native and liquid staking of our digital assets to generate yield. Our role was that of a Delegator (a staker who does not run a validation node). As of June 30, 2026, we held no staked crypto assets.

As of June 30, 2026 and December 31, 2025, we held $205,414 and $221,817 of crypto assets comprised of BTC, ETH, USDC, SOL, RSC and XRP, at fair value, respectively. We reflect these assets held at fair value on the unaudited consolidated balance sheets within the “crypto assets” line item. In determining the fair value of the crypto assets in accordance with ASC 820, we utilize coinmarketcap.com or Coinbase as the principal market.

Recent Developments

Reverse Stock Split and Concurrent Proportionate Reduction in Authorized Common Stock

On June 1, 2026, we filed a Certificate of Change with the Secretary of State of the State of Nevada to effectuate a 1-for-15 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding and authorized shares of common stock, par value $0.0001 per share (“Common Stock”). The Reverse Stock Split became effective at 4:01 p.m., Eastern Time, on Tuesday, June 2, 2026, and the Company’s Common Stock began trading on a split-adjusted basis when The Nasdaq Stock Market (“Nasdaq”) opened on June 3, 2026. When the Reverse Stock Split became effective, every 15 shares of Common Stock issued and outstanding were automatically reclassified and combined into one share of Common Stock, without any change in the par value per share, and a proportionate reduction was made to the Company’s authorized shares of Common Stock such that the Company now has 6,666,667 shares of authorized Common Stock.

July 2026 Private Placement

On July 9, 2026, we entered into those securities purchase agreements with institutional and accredited investors (the “July 2026 Purchase Agreements”) with certain institutional investors for the issuance and sale in a private placement (the “Private Placement”) of (i) 124,000 shares of Common Stock at a purchase price of $6.452 per Share; (ii) Pre-Funded Warrants at a purchase price of $6.4519 per Pre-Funded Warrant to purchase up to an aggregate of 495,965 shares of Common Stock (the “Pre-Funded Warrant Shares”); (iii) Series A-3 Warrants to purchase up to 619,965 shares of the Common Stock (the “Series A-3 Warrant Shares”), and (iv) Series A-4 Warrants to purchase up to 619,965 shares of Common Stock (the “Series A-4 Warrant Shares”).

Each Series A-3 Warrant and Series A-4 Warrant has an exercise price of $6.21 per share and are immediately exercisable upon issuance. The Series A-3 Warrants will expire five (5) years after the effective date of the July 2026 Resale Registration Statement. The Series A-4 Warrants will expire eighteen (18) months after the effective date of the July 2026 Resale Registration Statement. A holder may not exercise any portion of the Series A-3 Warrants and/or Series A-4 Warrants to the extent the holder would own more than 4.99% or 9.99% of the outstanding Common Stock immediately after exercise. A holder may increase or decrease this percentage with respect to either the Series A-3 Warrants or the Series A-4 Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to the Company.

The Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal exercise price of $0.0001 per share of Common Stock at any time until all of the Pre-Funded Warrants are exercised in full. A holder may not exercise any portion of the Pre-Funded Warrants to the extent the holder would own more than 9.99% of the outstanding Common Stock immediately after exercise. A holder may increase or decrease this percentage with respect to Pre-Funded Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to us.

Stock Repurchase Plan

On February 20, 2026, our Board of Directors approved a stock repurchase program authorizing the purchase of up to $1 million of our issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2026. As of June 30, 2026, no shares have been repurchased under this plan.

Results of Operations

Comparison of Our Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

The following table summarizes the results of operations for the three and six months ended June 30, 2026 and 2025 and were based primarily on the comparative unaudited consolidated financial statements, footnotes and related information for the periods identified and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2026	2025	2026	2025
Revenues	$-	$18,025	$18,026	$36,051
Cost of revenues	-	1,459	20,688	2,919
Gross profit (loss)	-	16,566	(2,662)	33,132
Operating expenses	928,949	1,265,117	2,520,947	2,375,804
Loss from operations	(928,949)	(1,248,551)	(2,523,609)	(2,342,672)
Other income, net	96,120	44,258	43,663	106,942
Net loss	$(832,829)	$(1,204,293)	$(2,479,946)	$(2,235,730)

Revenues

During the three and six months ended June 30, 2026 and 2025, we generated minimal or no revenues from operations. For the three months ended June 30, 2026 and 2025, revenues amounted to $0 and $18,025, respectively. For the six months ended June 30, 2026 and 2025, revenues amounted to $18,026 and $36,051, respectively. Such revenues are related to the Aikido License and Sublicense Agreement and was being recognized over the estimated 15-year term of the UMB license agreement. Effective April 1, 2026, due to the expiration of the Option Agreement and related UMB Master License as discussed elsewhere, we ceased the recognition of license and sublicense fee revenues related to the License Agreement and reclassified all remaining deferred revenues to a liability named “contingently returnable sublicense fee” on the accompanying consolidated balance sheet since the sublicense is no longer available to Aikido or any of their assignees, if any.

Cost of Revenues

During the three months ended June 30, 2026 and 2025, cost of revenues amounted to $0 and $1,459, respectively, a decrease of $1,459, or 100.0%. During the six months ended June 30, 2026 and 2025, cost of revenues amounted to $20,688 and $2,919, respectively, an increase of $17,769, or 608.7%. Cost of revenues consisted of license fees related to the Master License Agreement, which are being amortized into cost of revenues. Effective July 8, 2025, the estimated useful lives of the unamortized license and sublicense fees were changed to reflect the termination of the Master License Agreement and the expiration of the subsequent Option Agreement on March 31, 2026, resulting in accelerated amortization expense during the six months ended June 30, 2026.

Operating Expenses

For the three and six months ended June 30, 2026 and 2025, total operating expenses consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Compensation expense	$222,684	$195,305	$465,317	$373,774
Professional fees	311,846	299,592	567,139	573,416
Research and development	298,418	717,247	1,311,683	1,311,209
Other selling, general and administrative expenses	96,001	52,973	176,808	117,405
Total operating expenses	$928,949	$1,265,117	$2,520,947	$2,375,804

●	Compensation Expense:

For the three months ended June 30, 2026 and 2025, compensation expense was $222,684 and $195,305, respectively, an increase of $27,379, or 14.0%. This increase primarily resulted from an increase in stock-based compensation of $21,729 and payroll expense and related benefits of $5,650.

For the six months ended June 30, 2026 and 2025, compensation expense was $465,317 and $373,774, respectively, an increase of $91,543, or 24.5%. This increase primarily resulted from an increase in stock-based compensation of $78,348, and payroll expense and related benefits of $13,195.

●	Professional Fees:

For the three months ended June 30, 2026 and 2025, professional fees were $311,846 and $299,592, respectively, an increase of $12,254, or 4.1%. The increase was primarily attributable to an increase in stock-based consulting fees of $62,500, an increase in legal fees of $23,881, and an increase in other consulting fees of $1,070, offset by a decrease in investor relations of $72,396 and a decrease in accounting and auditing fees of $2,801.

For the six months ended June 30, 2026 and 2025, professional fees were $567,139 and $573,416, respectively, a decrease of $6,277, or 1.1%. The decrease was primarily attributable to a decrease in investor relations of $149,730, and a decrease in other consulting fees of $1,142, offset by an increase in stock-based consulting fees of $89,212, an increase in legal fees of $39,071, and an increase in accounting and auditing fees of $16,312.

●	Research and Development:

For the three months ended June 30, 2026 and 2025, we incurred research and development expense of $298,418 and $717,247, respectively, a decrease of $418,829, or 58.4%. The decrease was a result of a decrease in research and development costs in connection with our key Investigator-sponsored Study Agreements and other research projects with third party vendors and universities.

For the six months ended June 30, 2026 and 2025, we incurred research and development expense of $1,311,683 and $1,311,209, respectively, an increase of $474, or 0.0%.

On March 30, 2026, we entered into an asset purchase agreement (the “Many Ads Agreement”) with Many Ads Inc. (“Many Ads”). Pursuant to the Many Ads Agreement, Many Ads agreed to sell, and we agreed to purchase, certain software of the web-based application currently marketed as “qwikagents.com” and the domain names qwikagents.com, qwikagents.ai, and qwikagents.co (the “Many Ads Purchased Assets”). In consideration for the Many Ads Purchased Assets, we issued to Many Ads 140,000 shares of our common stock, which were valued at $714,000 or $5.10 per share, based on the quoted closing stock price on March 30, 2026. Due to the nature of the Many Ads Purchased Assets and their lack of an established alternative future use, the fair value of the common stock issued was recorded as research and development expense of $714,000 during the six months ended June 30, 2026.

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

●

Costs associated with the development of software, technologies and products related to our newly formed wholly-owned subsidiary Qwikagentsai, which was formed to diversify the Company’s business into AI technology including the development and commercialization of web-based AI agent platforms.

●	Other Selling, General and Administrative Expenses:

Other selling, general and administrative expenses include advertising and promotion, insurance expenses, patent related expenses, public company expenses, custodian fees, bank service charges, travel, and other office expenses.

For the three months ended June 30, 2026 and 2025, other selling, general and administrative expenses were $96,001 and $52,973, respectively, an increase of $43,028, or 81.2%. The increase was primarily attributed to an increase in computer and internet expenses of $12,199, an increase in proxy meeting expenses of $10,500, and a net increase in other general and administrative expenses of $20,329.

For the six months ended June 30, 2026 and 2025, other selling, general and administrative expenses were $176,808 and $117,405, respectively, an increase of $59,403, or 50.6%. The increase was primarily attributed to an increase in computer and internet expenses of $17,980, an increase in license expenses of $12,500, and a net increase in other general and administrative expenses of $28,923.

Loss from Operations

For the three months ended June 30, 2026 and 2025, loss from operations amounted to $928,949 and $1,248,551, respectively, a decrease of $319,602, or 25.6%. For the six months ended June 30, 2026 and 2025, loss from operations amounted to $2,523,609 and $2,342,672, respectively, an increase of $180,937, or 7.7%. The changes were primarily a result of the changes in operating expenses discussed above.

Other Income

For the three months ended June 30, 2026 and 2025, other income, net amounted to $96,120 and $44,258, respectively, an increase of $51,862, or 117.2%. The increase in other income, net is primarily due to an increase in gain on debt settlement of $91,645, an increase in unrealized gain on short-term tokenized investment funds of $4,961 and an increase in staking income on crypto assets of $1,147, offset by an increase in unrealized loss on crypto assets, at fair value of $35,795, a decrease in interest and dividend income, net of $5,762, an increase in realized loss on crypto assets of $2,073, an increase in interest expense of $1,217, an increase in foreign currency transaction loss of $912, and a decrease in net realized gain on short-term debt investments of $132.

For the six months ended June 30, 2026 and 2025, other income, net amounted to $43,663 and $106,942, respectively, a decrease of $63,279, or 59.2%. The decrease in other income, net was primarily due to an increase in unrealized loss on crypto assets, at fair value of $89,143, an increase in impairment loss on crypto assets, at cost of $29,911, a decrease in interest and dividend income, net of $28,872, an increase in foreign currency transaction loss of $3,586, a decrease in net realized gain on short-term debt investments of $3,054, an increase in interest expense of $2,524, and an increase in realized loss on crypto assets of $2,073, offset by an increase in gain on debt settlement of $91,645, an increase in unrealized gain on short-term tokenized investment funds of $2,901 and an increase in staking income on crypto assets of $1,338.

Net Loss

For the three months ended June 30, 2026, net loss amounted to $832,829 or $0.76 per common share (basic and diluted), as compared to net loss of $1,204,293 or $2.88 per common share (basic and diluted) for the three months ended June 30, 2025, a decrease of $371,464, or 30.8%. For the six months ended June 30, 2026, net loss amounted to $2,479,946 or $2.46 per common share (basic and diluted), as compared to net loss of $2,235,730 or $6.22 per common share (basic and diluted) for the six months ended June 30, 2025, an increase of $244,216, or 10.9%.

The changes were primarily a result of the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $4,647,793, $1,950,147 in short-term investments, and $3,277,095 in cash and cash equivalents as of June 30, 2026, and working capital of $6,737,542, $2,110,065 in short-term investments and $4,748,700 in cash and cash equivalents as of December 31, 2025, respectively.

	June 30, 2026	December 31, 2025	Working Capital Change	Percentage Change
Working capital:
Total current assets	$5,713,526	$7,387,725	$(1,674,199)	(22.7)%
Total current liabilities	(1,065,733)	(650,183)	(415,550)	63.9%
Working capital:	$4,647,793	$6,737,542	$(2,089,749)	(31.0)%

The decrease in working capital of $2,089,749 was primarily attributable to a decrease in current assets of $1,674,199 primarily due to a decrease in cash and cash equivalents of $1,471,605, a decrease in short-term investments, at fair value of $159,918, a decrease in crypto assets, at cost of $98,584, a decrease in crypto assets, at fair value of $16,403, offset by an increase in prepaid expenses and other current assets of $72,311, and an increase in current liabilities of $415,550 attributable to the reclassification of deferred revenue – long-term to a current liability named “contingently returnable sublicense fee”, offset by a decrease in accounts payable and accrued expenses of $215,900.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(1,604,484)	$(2,925,568)
Net cash provided by investing activities	159,876	1,259,483
Net cash (used in) provided by financing activities	(26,997)	2,093,958
Net increase (decrease) in cash and cash equivalents	$(1,471,605)	$427,873

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 and 2025 were $1,604,484 and $2,925,568, respectively, a decrease of $1,321,084, or 45.2%.

●	Net cash used in operating activities for the six months ended June 30, 2026 primarily reflected a net loss of $2,479,946, adjusted for non-cash items such as amortization expense of $5,875, amortization of prepaid stock-based professional fees of $89,212, net realized gain on short-term debt investments of $857, unrealized gain on short-term tokenized investment funds of $2,901, staking income on crypto assets of $1,338, realized loss on crypto assets of $2,073, unrealized loss on crypto assets, at fair value of $89,143, impairment loss on crypto assets, at cost of $29,911, stock-based compensation of $95,793, and common stock issued for acquired technology expensed of $714,000, and a gain on settlement of accounts payable and accrued expenses of $91,945, and changes in operating asset and liabilities primarily consisting of a decrease in prepaid expenses and other current assets of $88,477, a decrease in accounts payable and accrued expenses of $124,255, and a decrease in deferred revenue of $18,026.

●	Net cash used in operating activities for the six months ended June 30, 2025 primarily reflected a net loss of $2,235,730, adjusted for the add-back of non-cash items such as amortization expense of $5,565, net realized gain on short-term investments of $3,911, and stock-based compensation of $17,445, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $79,186, a decrease in accounts payable and accrued expenses of $593,700, and a decrease in deferred revenue of $36,051.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 and 2025 were $159,876 and $1,259,483, respectively, a decrease of $1,099,607 or 87.3%.

●	Net cash provided by investing activities for the six months ended June 30, 2026 was $159,876 which consisted of proceeds from the sale of short-term debt investments of $202,279 and proceeds from sale of crypto assets of $45,188, offset by aggregate payments for the purchase of short-term debt investments of $37,601 and purchase of crypto assets of $49,990.

●	Net cash provided by investing activities for the six months ended June 30, 2025 was $1,259,483 which consisted of proceeds from sale of short-term investments of $1,315,653, offset by aggregate payments for the purchase of short-term investments of $56,170.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2026 and 2025 were $(26,997) and $2,093,958, respectively, a negative change of $2,120,955 or 101.3%.

●	Net cash used in financing activities for the six months ended June 30, 2026 was $26,997 which consisted solely of payment of deferred offering costs.

●	Net cash provided by financing activities for the six months ended June 30, 2025 was $2,093,958 which consisted of net proceeds from sale of common stock and pre-funded warrants of $1,593,897 and proceeds from the exercise of warrants and pre-funded warrants of $500,061.

Cash Requirements

We believe that our current cash and cash equivalent amount and short-term investment amount will provide sufficient cash required to meet our obligations for a minimum of twelve months from the date of this filing.

Other than cash requirements pursuant to research and development agreements, we currently have no other material commitments for any capital expenditures.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, we generated a net loss of $2,479,946 and used cash in operations of $1,604,484 during the six months ended June 30, 2026. Additionally, we have an accumulated deficit of $21,972,335 on June 30, 2026. As of June 30, 2026, we had working capital of $4,647,793, $1,950,147 in short-term investments, and $3,277,095 in cash and cash equivalents.

On September 29, 2025, pursuant to the October 2025 Offering, we received net proceeds of $2,146,000, net of placement agent fees and offering costs of $303,450 and legal and other fees of $65,511.

On July 9, 2026, pursuant to the July 2026 Offering, we received net proceeds of $3,527,392, net of placement agent fees and offering costs of $415,001, legal fees of $50,000 and escrow fees of $7,600.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about our ability to continue as a going concern. We believe that we have sufficient cash to meet our obligations for a minimum of twelve months from the date of this filing.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. For a discussion of our critical accounting estimates, please read Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 27, 2026. There have been no material changes to the critical accounting estimates previously disclosed in such report.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements, to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in ASU 2025-11 result in a comprehensive list of interim disclosures that are required by GAAP. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The amendments in ASU 2025-11 can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the disclosure impact that ASU 2025-11 may have on our financial statement presentation and disclosures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 20, 2026, our Board of Directors authorized a stock repurchase plan to repurchase up to $1,000,000 of our issued and outstanding common stock, from time to time, with such program to be in place until December 31, 2026.

We did not repurchase any common stock during the quarterly period ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

Director and Officer Trading Arrangements

During our quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation of Silo Pharma, Inc., a Nevada corporation, filed as an Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
3.2	Bylaws of Silo Pharma, Inc., a Nevada corporation, filed as an Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
3.3	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 3, 2026 and incorporated herein by reference.
10.1	Asset Purchase Agreement dated March 30, 2026, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026 and incorporated herein by reference.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (the cover page from the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2026 is formatted in inline XBRL).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILO PHARMA, INC.

Dated: August 13, 2026	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Daniel Ryweck
	Name:	Daniel Ryweck
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)