Form 10-Q
period 2026-09-30
Silo Pharma, Inc.
filed 2026-11-13
CIK 1514183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Number of shares of common stock, par value $0.0001 per share, outstanding as of November 13, 2026 was 2,156,292 (37,273 shares held in treasury).

SILO PHARMA, INC. AND SUBSIDIARIES
FORM 10-Q
SEPTEMBER 30, 2026

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILO PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,088,184	$4,748,700
Short-term investments, at fair value	1,962,811	2,110,065
Crypto assets, at fair value	307,338	221,817
Crypto assets, at cost	-	98,584
Prepaid expenses and other current assets	229,370	208,559

Total Current Assets	8,587,703	7,387,725

LONG-TERM ASSETS:
Intangible assets, net	208,562	217,375

Total Long-Term Assets	208,562	217,375

Total Assets	$8,796,265	$7,605,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$351,453	$578,081
Deferred revenue - current portion	-	72,102

Total Current Liabilities	351,453	650,183

LONG-TERM LIABILITIES:
Deferred revenue - long-term portion	-	649,476

Total Long-Term Liabilities	-	649,476

Total Liabilities	351,453	1,299,659

Commitments and Contingencies (see Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized: none designated as of September 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 1,907,560 and 887,886 shares issued and 1,887,017 and 887,886 shares outstanding at September 30, 2026 and December 31, 2025, respectively	191	89
Additional paid-in capital	30,817,244	25,791,913
Treasury stock, at cost (20,543 and 0 shares on September 30, 2026 and December 31, 2025, respectively)	(44,775)	-
Accumulated other comprehensive income	3,230	5,828
Accumulated deficit	(22,331,078)	(19,492,389)

Total Stockholders’ Equity	8,444,812	6,305,441

Total Liabilities and Stockholders’ Equity	$8,796,265	$7,605,100

 See accompanying notes to unaudited consolidated financial statements

SILO PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

LICENSE FEE REVENUE	$-	$18,025	$18,026	$54,076

OPERATING EXPENSES:
Cost of license fee revenue	-	20,687	20,688	23,606
Compensation expense	194,801	227,132	660,118	600,906
Professional fees	345,250	313,194	912,389	886,610
Research and development	559,091	543,615	1,870,774	1,854,824
Other selling, general and administrative expenses	109,501	64,863	286,309	182,268

Total operating expenses	1,208,643	1,169,491	3,750,278	3,548,214

LOSS FROM OPERATIONS	(1,208,643)	(1,151,466)	(3,732,252)	(3,494,138)

OTHER INCOME (EXPENSE):
Interest and dividend income, net	46,992	44,604	124,865	151,349
Interest expense	(1,114)	(886)	(7,352)	(4,600)
Gain on settlement of accounts payable and accrued expenses	-	-	91,645	-
Gain on termination of sublicense agreement	703,552	-	703,552	-
Net realized gain on short-term debt investments	-	-	857	3,911
Unrealized gain (loss) on short-term tokenized investments funds	(1,073)	-	1,828	-
Staking income on crypto assets	16	-	1,354	-
Realized loss on crypto assets	-	-	(2,073)	-
Unrealized gain (loss) on crypto assets, at fair value	101,908	(2,690)	12,765	(2,690)
Impairment loss on crypto assets, at cost	-	-	(29,911)	-
Foreign currency transaction loss	(381)	-	(3,967)	-

Total other income, net	849,900	41,028	893,563	147,970

LOSS BEFORE PROVISION FOR INCOME TAXES	(358,743)	(1,110,438)	(2,838,689)	(3,346,168)

Provision for income taxes	-	-	-	-

NET LOSS	$(358,743)	$(1,110,438)	$(2,838,689)	$(3,346,168)

COMPREHENSIVE LOSS:
Net loss	$(358,743)	$(1,110,438)	$(2,838,689)	$(3,346,168)

Other comprehensive income (loss):
Unrealized gain (loss) on short-term debt investments	(3,600)	1,781	(2,598)	8,926

Total comprehensive loss	$(362,343)	$(1,108,657)	$(2,841,287)	$(3,337,242)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.21)	$(1.79)	$(2.26)	$(7.47)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,746,908	622,090	1,256,173	447,775

See accompanying notes to unaudited consolidated financial statements

SILO PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

			Additional			Accumulated Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance, December 31, 2025	887,886	$89	$25,791,913	-	$-	$5,828	$(19,492,389)	$6,305,441

Issuance of common stock in exchange of future services	56,555	6	249,994	-	-	-	-	250,000

Issuance of common stock in exchange of acquired technology	140,000	14	713,986	-	-	-	-	714,000

Accretion of stock-based compensation in connection with stock option grants	-	-	56,619	-	-	-	-	56,619

Accumulated other comprehensive gain - short-term debt investments	-	-	-	-	-	2,893	-	2,893

Net loss	-	-	-	-	-	-	(1,647,117)	(1,647,117)

Balance, March 31, 2026	1,084,441	109	26,812,512	-	-	8,721	(21,139,506)	5,681,836

Accretion of stock-based compensation in connection with stock option grants	-	-	39,174	-	-	-	-	39,174

Rounding shares from 1-for-15 reverse stock-split	44,169	4	(4)	-	-	-	-	-

Accumulated other comprehensive loss - short-term debt investments	-	-	-	-	-	(1,891)	-	(1,891)

Net loss	-	-	-	-	-	-	(832,829)	(832,829)

Balance, June 30, 2026	1,128,610	113	26,851,682	-	-	6,830	(21,972,335)	4,886,290

Sale of common stock, net of offering costs and expenses of $522,535	124,000	12	277,501	-	-	-	-	277,513

Sale of pre-funded warrants	-	-	3,199,945	-	-	-	-	3,199,945

Exercise of warrants for cash	495,965	50	(29)	-	-	-	-	21

Issuance of common stock in exchange of acquired technology	165,000	16	506,534	-	-	-	-	506,550

Purchase of treasury stock	-	-	-	26,558	(72,516)	-	-	(72,516)

Cancellation of treasury stock	(6,015)	-	(27,741)	(6,015)	27,741	-	-	-

Accretion of stock-based compensation in connection with stock option grants	-	-	9,352	-	-	-	-	9,352

Accumulated other comprehensive loss - short-term debt investments	-	-	-	-	-	(3,600)	-	(3,600)

Net loss	-	-	-	-	-	-	(358,743)	(358,743)

Balance, September 30, 2026	1,907,560	$191	$30,817,244	20,543	$(44,775)	$3,230	$(22,331,078)	$8,444,812

			Additional			Accumulated Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance, December 31, 2024	298,964	$30	$20,296,507	-	$-	$2,419	$(15,264,691)	$5,034,265

Accumulated other comprehensive gain - short-term debt investments	-	-	-	-	-	8,285	-	8,285

Net loss	-	-	-	-	-	-	(1,031,437)	(1,031,437)

Balance, March 31, 2025	298,964	30	20,296,507	-	-	10,704	(16,296,128)	4,011,113

Sale of common stock, net of offering costs and expenses of $406,045	181,556	18	1,227,939	-	-	-	-	1,227,957

Sale of pre-funded warrants	-	-	365,940	-	-	-	-	365,940

Exercise of warrants for cash, net of offering costs	96,223	10	500,051	-	-	-	-	500,061

Accretion of stock-based compensation in connection with stock option grants	-	-	17,445	-	-	-	-	17,445

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	(1,140)	-	(1,140)

Net loss	-	-	-	-	-	-	(1,204,293)	(1,204,293)

Balance, June 30, 2025	576,743	58	22,407,882	-	-	9,564	(17,500,421)	4,917,083

Issuance of common stock in exchange of acquired technology, net of offering costs of $25	50,000	5	518,220	-	-	-	-	518,225

Exercise of warrants, net of offering costs of $1,080	70,668	7	634,915	-	-	-	-	634,922

Accretion of stock-based compensation in connection with stock option grants	-	-	47,267	-	-	-	-	47,267

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	1,781	-	1,781

Net loss	-	-	-	-	-	-	(1,110,438)	(1,110,438)

Balance, September 30, 2025	697,411	$70	$23,608,284	-	$-	$11,345	$(18,610,859)	$5,008,840

See accompanying notes to unaudited consolidated financial statements

SILO PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,838,689)	$(3,346,168)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	8,813	8,503
Amortization of prepaid stock-based professional fees	151,712	-
Net realized gain on short-term debt investments	(857)	(3,911)
Unrealized gain on short-term tokenized investment funds	(1,828)	-
Staking income on crypto assets	(1,354)	-
Realized loss on crypto assets	2,073	-
Unrealized (gain) loss on crypto assets, at fair value	(12,765)	2,690
Impairment loss on crypto assets, at cost	29,911	-
Stock-based compensation	105,145	64,712
Common stock issued for acquired technology expensed	1,220,550	518,225
Gain on settlement of accounts payable and accrued expenses	(91,645)	-
Gain on termination of sublicense agreement	(703,552)	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	77,477	(135,778)
Accounts payable and accrued expenses	(134,983)	(935,258)
Deferred revenue	(18,026)	(54,076)

NET CASH USED IN OPERATING ACTIVITIES	(2,208,018)	(3,881,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of short-term debt investments	202,279	1,315,653
Purchases of short-term debt investments	(54,938)	(76,671)
Proceeds from the sale of crypto assets, at fair value	45,188	-
Purchases of crypto assets, at fair value	(49,990)	(74,973)

NET CASH PROVIDED BY INVESTING ACTIVITIES	142,539	1,164,009

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and pre-funded warrants, net of offering costs	3,477,458	1,593,897
Proceeds from exercise of warrants, net of offering costs	21	1,134,983
Purchase of treasury stock	(72,516)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,404,963	2,728,880

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,339,484	11,828

CASH AND CASH EQUIVALENTS - beginning of the period	4,748,700	3,905,799

CASH AND CASH EQUIVALENTS - end of the period	$6,088,184	$3,917,627

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,352	$4,600
Income taxes	$-	$-

Non-cash investing and financing activities:
Receipt of crypto assets, at fair value for redemption of crypto assets, at cost	$66,600	$-
Issuance of common stock in exchange for future services	$250,000	$-
Unrealized (loss) gain on short-term debt investments	$(2,598)	$8,926
Reclassification of deferred revenue to contingently returnable sublicense fee	$703,552	$-
Cancellation of treasury stock	$27,741	$-
Decrease in intangible assets and accounts payable and accrued expenses	$-	$12,400

See accompanying notes to unaudited consolidated financial statements.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

Silo Pharma, Inc. (the “Company”) was incorporated in the State of New York on July 13, 2010, under the name Gold Swap, Inc. On January 24, 2013, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware to change its name from Gold Swap, Inc. to Point Capital, Inc. On May 21, 2019, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware to change its name from Point Capital, Inc. to Uppercut Brands, Inc. Thereafter, on September 24, 2020, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware to change its name from Uppercut Brands, Inc. to Silo Pharma, Inc. On January 24, 2013, the Company changed its state of incorporation from New York to Delaware and on December 19, 2023, the Company changed its state of incorporation from the State of Delaware to the State of Nevada.

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

On November 3, 2026, the Company formed Kloneintel LLC, a Nevada limited liability company (“Kloneintel”), as a 70% owned subsidiary in order to help facilitate business operations to the KLONE software assets purchased from Norsight Consulting Inc. on October 1, 2026. Kloneintel is a purpose-built SaaS platform that centralizes performance feedback from across the organization.

The Company is a developmental-stage biopharmaceutical company focused on developing novel therapeutics, with a cryptocurrency treasury strategy, and, through its wholly-owned subsidiary, Qwikagentsai is engaged in the development and commercialization of artificial intelligence (“AI”) technology and AI-agent platforms and through its 70% owned subsidiary, Kloneintel, is developing a SaaS platform. The Company’s therapeutic focus is on developing novel therapeutics that address underserved conditions, including post-traumatic stress disorder (“PTSD”), stress-induced anxiety disorders, fibromyalgia, and central nervous system (“CNS”) diseases. The Company is focused on developing (i) an intranasal drug targeting PTSD and stress-induced anxiety disorders (SPC-15); (ii) a time-release ketamine-based implant for fibromyalgia and chronic pain relief (SP-26); and (iii) an intranasal compound for the treatment of Alzheimer’s disease (SPC-14). Qwikagentsai is developing an AI-agent platform focused on enterprise workflow automation through autonomous AI agents. The platform is being designed to combine persistent memory, intelligent model routing across eight large language model providers, encrypted backups, and browser automation to support scalable AI-driven operations. Kloneintel is being developed as a purpose-built SaaS platform that centralizes performance feedback from across the organization.

On June 1, 2026, the Company filed a Certificate of Change (the “Certificate of Change”) with the Secretary of State of the State of Nevada to effectuate a 1-for-15 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding and authorized shares of common stock, par value $0.0001 per share. The Reverse Stock Split became effective on June 2, 2026 and the Company’s common stock began trading on a split-adjusted basis at the open of business on June 3, 2026. All share and per share data in the unaudited consolidated financial statements have been retroactively adjusted to reflect the effect of the reverse stock split. In connection with the Reverse Stock Split, the Company issued 44,169 additional shares of common stock as a result of rounding up fractional shares.

On August 14, 2026, shareholders of the Company approved and the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of Common Stock from 6,666,667 shares to 250,000,000 shares.

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

Reclassification

Cost of license fee revenue of $20,687 and $23,606 for the three and nine months ended September 30, 2025, respectively, previously presented as cost of revenues to arrive at gross profit (loss), has been reclassified to operating expenses in the accompanying unaudited consolidated statements of operations and comprehensive loss, to conform to the current period presentation. The reclassification had no effect on previously reported loss from operations, net loss or net loss per share.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company generated a net loss of $2,838,689 and used cash in operations of $2,208,018 during the nine months ended September 30, 2026. Additionally, the Company has an accumulated deficit of $22,331,078 on September 30, 2026. As of September 30, 2026, the Company had cash and cash equivalents of $6,088,184, short-term investments of $1,962,811, and working capital of $8,236,250.

The positive working capital and the July 2026 Private Placement (see Note 6) and November 2026 Private Placement (see Note 8) serve to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that it has sufficient cash and liquid short-term investments to meet its obligations for a minimum of twelve months from the date of this filing.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the nine months ended September 30, 2026 and 2025 include the percentage of completion of research and development projects, valuation of short-term investments, valuation of crypto assets, valuation of intangible assets, valuation allowances for deferred tax assets, and the fair value of shares and stock options issued for services.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. On September 30, 2026 and December 31, 2025, the Company had cash in excess of FDIC and SIPC limits of approximately $5,566,530 and $4,249,000, respectively. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments.

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

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Company recorded $3,600 and $2,598 of unrealized loss on short-term investments on marketable debt securities as a component of other comprehensive income (loss) for the three and nine months ended September 30, 2026, respectively. The Company recorded $1,781 and $8,926 of unrealized gain on short-term investments on marketable debt securities as a component of other comprehensive income (loss) for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2026, the Company recorded an unrealized gain (loss) of $(1,073) and $1,828 on the T12 Fund in the unaudited consolidated statements of operations and comprehensive loss within “other income (expense)”.

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

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Rewards from native staking activities fall outside the scope of ASC 606, Revenue from Contracts as these activities do not represent an output of the Company’s ordinary activities. Therefore, we reflect any such rewards received as other income on the accompanying unaudited consolidated financial statements. In this case the Company’s performance obligation is the provision of our validation rights to the validators, from which we earn variable consideration, in the form of SOL, which is non-cash consideration, measured at the fair value of SOL as of contract inception based on the quoted (unadjusted) prices on coinmarketcap.com or the Coinbase exchange, the active exchange that the Company has determined is its principal market. Revenue is recognized at the point in time when the Solana network confirms that the validation is complete. As a delegator, the Company has concluded it is not the principal to the block validation service provided to the Solana Network; it is the validators that control the service. Instead, the Company’s service is one of providing the use of its SOL by the validators to increase their validation opportunities. Consequently, the Company records staking income on a net basis, reflecting only the portion of protocol rewards to which it is entitled after validator commissions are paid to the custodians. During the three and nine months ended September 30, 2026, staking income, net from native staking activities amounted to $16 and $218, respectively, which has been reflected as other income.

Liquid Staking

The Company also participates in liquid staking through a liquid staking protocol. One key difference and intended benefit of liquid staking versus native staking is that it allows the Company to earn staking rewards, like native staking, but provides liquidity and the ability to enter into other transactions through the use of a receipt token. Instead of directly locking ETH or SOL into the respective staking deposit contract, the Company deposits ETH or SOL through its custodian into the liquid staking protocol’s smart contract. The liquid staking protocol then controls the ETH or SOL for deposit into the respective staking deposit contract and further delegation to its chosen validators. In exchange for staking its ETH or SOL, the Company receives LsETH or mSOL, freely transferable liquid staking receipt tokens, which enables participation in decentralized finance (DeFi) and other crypto markets while the underlying ETH or SOL remains staked on Ethereum or SOL. Upon staking ETH or SOL through the liquid staking protocol, the ETH or SOL is derecognized because the liquid staking protocol obtains the ability to deploy and direct its use, and the LsETH token or mSOL token received concurrently is then recognized.

Any gain or loss on the derecognition of ETH or SOL and the recognition of the LsETH or mSOL is recognized in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) based on the difference between the carrying amount of the ETH or SOL staked and the fair value of the LsETH received or mSOL; and shall be included in “Realized gain or loss on crypto assets” in the Company’s unaudited consolidated statements of operations and comprehensive loss. As of September 30, 2026 and December 31, 2025, liquid staked crypto assets amounted to $0 and $98,584, respectively, which are included in crypto assets, at cost on the accompanying unaudited consolidated balance sheet (see Note 4).

Staking rewards in the form of ETH or SOL are only received upon redemption of LsETH or mSOL. During the three and nine months ended September 30, 2026, staking income from liquid staking rewards amounted to $0 and $1,136, respectively, which has been reflected in other income, net on the accompanying unaudited consolidated statement of operations and comprehensive loss.

Since LsETH and mSOL are accounted for under ASC 350-30, any increases in LsETH and mSOL fair value while the Company remains staked with the liquid staking protocols, are not recognized. There is no ongoing performance obligation following the staking of ETH or SOL through the liquid staking protocol. Additionally, LsETH and mSOL are non-rebasing tokens, meaning its quantity remains fixed over time. Staking rewards are not continuously reflected in token balances but are instead realized separately. Staking rewards are therefore recognized only when the LsETH or mSOL is redeemed, measured at the fair value of ETH or SOL at contract inception, which is when the ETH or SOL were staked. Staking rewards on LsETH or mSOL shall be included in “Staking income on crypto assets” in the Company’s unaudited consolidated statements of operations and comprehensive loss. Gain or loss resulting from the difference between the carrying amount of the LsETH or mSOL redeemed and the fair value of ETH or SOL received at redemption (i.e., excluding staking rewards), shall be included in “Realized gain or loss on crypto assets” in the Company’s unaudited consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2026, realized loss on crypto assets amounted to $0 and $2,073, respectively, which has been reflected in other income, net on the accompanying unaudited consolidated statement of operations and comprehensive loss.

Crypto assets are classified on the balance sheet based on management’s intent and the expected period of use or sale:

●	Current assets: Digital assets held for trading or intended to be sold within 12 months are classified as current assets. As of September 30, 2026 and December 31, 2025, the Company reflects its crypto assets as current assets since the crypto assets are held for trading or intended to be sold within 12 months.

●	Non-current assets: Digital assets held for investment or long-term strategic purposes are classified as non-current assets.

See Note 4 - Crypto Assets for additional information.
8

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Prepaid Expenses

Prepaid expenses and other current assets of $229,370 and $208,559 on September 30, 2026 and December 31, 2025, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses may also include prepayments in cash and equity instruments for consulting, research and development, license fees, public relations and business advisory services, and legal fees which are being amortized over the terms of their respective agreements, which may exceed a year of service.

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

For the license and royalty income, revenue was recognized when the Company satisfied the performance obligation based on the related license agreement. Payments received from the licensee that were related to future periods were recorded as deferred revenue and were recognized as revenues over the term of the related license agreement. Due to the cancellation and expiration of the related license agreement, effective April 1, 2026, the Company ceased the recognition of revenues and, upon the mutual termination of the license agreement on September 2, 2026, recorded a gain on termination of sublicense agreement in other income (see Note 7).

Cost of License Fee Revenue

The primary components of cost of license fee revenue include the cost of the license fees. Payments made to the licensor that are related to future periods are recorded as prepaid expense to be amortized over the term of the related license agreement (see Note 7).

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of September 30, 2026 and December 31, 2025 that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

Research and Development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the three months ended September 30, 2026 and 2025, research and development costs were $559,091 and $543,615, respectively. During the nine months ended September 30, 2026 and 2025, research and development costs were $1,870,774 and $1,854,824, respectively.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Leases

Leases are accounted for using ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of September 30, 2026 and December 31, 2025, the Company has no leases. The Company will analyze any lease to determine if it would be required to record a lease liability and a right of use asset on its unaudited consolidated balance sheets at fair value. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period using the treasury stock method. Potentially dilutive securities which include stock options and stock warrants are excluded from the computation of diluted shares outstanding if they would have an anti-dilutive impact on the Company’s net losses. Shares issuable upon the exercise of pre-funded warrants, which are exercisable for nominal consideration, are included in the weighted average number of shares of common stock outstanding from their date of issuance.

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three and nine months ended September 30, 2026 and 2025:

	September 30,	September 30,
	2026	2025
Stock options	34,854	31,187
Warrants	1,950,408	482,338
	1,985,262	513,525

Foreign Currency Transactions

The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the U.S. dollar, consisting primarily of amounts payable to research and clinical vendors denominated in British pounds and Euros, are accounted for in accordance with ASC 830-20, Foreign Currency Matters – Foreign Currency Transactions. Such transactions are initially recorded at the exchange rate in effect on the transaction date. At each balance sheet date, monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at the exchange rate in effect on that date. Nonmonetary assets and liabilities, including prepaid expenses, are carried at historical exchange rates. Gains and losses from remeasurement and from settlement of foreign currency transactions are included in “Foreign currency transaction loss” within other income (expense) in the unaudited consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2026, the Company recognized foreign currency transaction losses of $381 and $3,967, respectively. No foreign currency transaction gains or losses were recognized for the three and nine months ended September 30, 2025.

Concentrations

For the nine months ended September 30, 2026, the Company had a significant concentration with one customer, which accounted for 100% of its revenue from customer license fees. During the three months ended September 30, 2026, as noted in Note 7, the Company recorded a gain on termination of the sublicense agreement. The termination of this relationship resulted in no revenue during the three months ended September 30, 2026.

Segment Reporting

The Company operates as a single operating segment as a diversified developmental-stage biopharmaceutical and cryptocurrency company focused on developing new generation therapies for unmet medical needs. In accordance with ASC 280 – “Segment Reporting”, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services and procurement processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying condensed notes to unaudited consolidated financial statements. All revenues and expenses as reflected in the accompanying unaudited consolidated statements of operations and comprehensive loss are allocated to the one segment. The Company’s single operating segment includes all of the Company’s assets and liabilities as reflected in the accompanying unaudited consolidated balance sheets.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes amendments to clarify, correct and improve various topics in the Codification, including the computation of diluted earnings per share when an entity has a loss from continuing operations and the permissible methods of accounting for treasury stock retirements. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that ASU 2025-12 may have on its unaudited consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s unaudited consolidated financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2026 and December 31, 2025. Accordingly, the estimates presented in these unaudited consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

	September 30, 2026				December 31, 2025
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments	$1,814,021	$148,790	$-	$1,962,811	$1,963,103	$146,962	$-	$2,110,065
Crypto assets, at fair value	$307,338	$-	$-	$307,338	$221,817	$-	$-	$221,817

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The following table summarizes activity in the Company’s short-term investments, which consist of debt securities and the tokenized fund (T12 Fund), at fair value for the periods presented:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Balance, beginning of period	$2,110,065	$3,174,724
Purchases of short-term debt investments	54,938	76,671
Sales of short-term debt investments	(202,279)	(1,315,653)
Net realized gain on short-term debt investments	857	3,911
Unrealized gain (loss) on short-term debt investments	(2,598)	8,926
Unrealized gain on short-term tokenized investment funds	1,828	-
Balance, end of period	$1,962,811	$1,948,579

NOTE 4 – CRYPTO ASSETS

Crypto Assets, at Fair Value

The following table sets forth the units held, cost basis, and fair value of crypto assets held, as shown on the unaudited consolidated balance sheet as of September 30, 2026:

Name	Classification	Tokens Held	Cost Basis	Fair Value on September 30, 2026
BTC (Bitcoin)	Current	2.12023	$223,577	$177,145
USDC	Current	1,862.29	1,862	1,862
ETH (Ethereum)	Current	21.74707	47,819	58,384
SOL (Solana)	Current	512.10027	61,252	60,418
RSC	Current	29,705.59900	12,664	1,679
XRP	Current	5,274.30474	14,080	7,850
Total			$361,254	$307,338

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

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following table represents a reconciliation of crypto assets held at fair value:

Nine Months Ended September 30, 2026
Fair Value, December 31, 2025	$221,817
Additions from crypto assets received from purchases made with cash	49,990
Receipt of crypto assets, at fair value upon redemption of liquid staked tokens	66,600
Receipt of crypto assets rewards from staking activities	1,354
Deductions from crypto assets (USDC) from sale for cash	(45,188)
Unrealized gain	12,765
Fair Value, September 30, 2026	$307,338

Crypto Assets, at Cost

As of September 30, 2026, the Company held no units of crypto assets, at cost.

The following table sets forth the units held, cost basis, and the adjusted carrying amount of crypto assets, at cost, held, net of cumulative impairment losses, as shown on the consolidated balance sheet as of December 31, 2025:

Name	Classification	Units Held	Original Cost Basis	Cumulative Impairment	Adjusted Carrying Amount on December 31, 2025
LsETH (Staked Ethereum)	Current	20.38415	$78,340	$(17,860)	$60,480
mSOL (Marinade Solana)	Current	226.95034	60,160	(22,056)	38,104
Total			$138,500	$(39,916)	$98,584

Cost basis is equal to the cost of the crypto assets plus transaction fees, if any, at the time of purchase or upon receipt. Adjusted carrying amount represents the costs of the crypto asset less impairment recorded.

The following table represents a reconciliation of crypto assets held at cost:

Nine Months Ended September 30, 2026
Adjusted Carrying Amount, December 31, 2025	$98,584
Impairment loss	(29,911)
Conversion of crypto assets, at cost to crypto assets, at fair value upon redemption	(66,600)
Realized loss on the redemption of liquid staked tokens	(2,073)
Adjusted Carrying Amount, September 30, 2026	$-

For the nine months ended September 30, 2026, the Company recorded an impairment loss of $29,911 related to its holdings of LsETH and mSOL in accordance with ASC 350-30 (see Note 2 - Crypto Assets). The impairment was recorded in the other income (expense) in the unaudited consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2026, the Company redeemed all LsETH and mSOL to ETH and SOL and recognized a realized loss on crypto assets of $2,073.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

On September 30, 2026 and December 31, 2025, intangible assets consisted of the following:

	Useful life	September 30, 2026	December 31, 2025
License	20 years	$235,000	$235,000
Less: accumulated amortization		(26,438)	(17,625)
		$208,562	$217,375

For the nine months ended September 30, 2026 and 2025, amortization expense amounted to $8,813 and $8,503, respectively.

Amortization of intangible assets with finite lives attributable to future periods is as follows:

Year ending December 31:	Amount
Remainder of 2026	$2,937
2027	11,750
2028	11,750
2029	11,750
2030	11,750
2031	11,750
Thereafter	146,875
Total	$208,562

NOTE 6 – STOCKHOLDERS’ EQUITY

Shares Authorized

The Company has 255,000,000 shares authorized which consist of 250,000,000 shares of common stock and 5,000,000 shares of preferred stock. . On August 14, 2026, at the Company’s annual meeting of stockholders, the stockholders approved an increase in the Company’s authorized common stock from 6,666,667 shares (as reduced in connection with the Reverse Stock Split) to 250,000,000 shares.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

The May 2025 Prefunded Warrants were immediately exercisable and could be exercised at a nominal exercise price of $0.0015 per share of Common Stock at any time until all of the May 2025 Prefunded Warrants were exercised in full. A holder may not exercise any portion of the May 2025 Prefunded Warrants to the extent the holder would own more than 4.99% of the outstanding Common Stock immediately after exercise. A holder may increase or decrease this percentage with respect to May 2025 Prefunded Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to the Company.

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

In connection with the issuance of the May 2025 Placement Agent Warrants, the Company calculated the fair value of such warrants using the Black-Scholes option-pricing model, and the Company determined that the aggregate total fair value of the placement agent warrants amounted to $117,320 which were considered offering costs and were netted against the net proceeds received pursuant to the May 2025 Offering under the guidance of ASU 2021-04. These non-cash offering costs resulted in a charge to additional paid-in capital offset by a credit to additional paid-in capital and accordingly, had no net effect on total stockholders’ equity or net proceeds received.

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

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

The closing of the sales of these securities under the May 2025 Purchase Agreement took place on May 16, 2025. The public offering price for each May 2025 Common Share was $9.00 for aggregate gross proceeds of $1,634,002, and public offering price for the May 2025 Pre-Funded Warrants was $8.9985 for each May 2025 Pre-Funded Warrant for aggregate gross proceeds of $365,940. In connection with this Offering, the Company raised aggregate gross proceeds of $1,999,942 of which $365,940 was attributable to the May 2025 Pre-Funded Warrants. The Company received net proceeds of $1,227,957 attributable to the sale of common stock, net of Placement Agent fees and offering costs of $290,000 and legal fees and other fees of $116,045. The Company is using the net proceeds from the May 2025 Offering for working capital and other general corporate purposes.

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

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

In connection with the issuance of the October 2025 Placement Agent Warrants, the Company calculated the fair value of such warrants using the Black-Scholes option-pricing model, and the Company determined that the aggregate total fair value of the placement agent warrants amounted to $104,989 which were considered offering costs and were netted against the net proceeds received pursuant to the October 2025 Offering under the guidance of ASU 2021-04. These non-cash offering costs resulted in a charge to additional paid-in capital offset by a credit to additional paid-in capital and accordingly, had no net effect on total stockholders’ equity or net proceeds received.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

July 2026 Private Placement

On July 9, 2026, the Company entered into securities purchase agreements (the “July 2026 Purchase Agreements”) with certain institutional investors (the “July 2026 Purchasers”) for the issuance and sale in a private placement (the “July 2026 Offering”) of (i) 124,000 shares (the “July 2026 Shares”) of the Company’s Common Stock at a purchase price of $6.452 per Share; (ii) pre-funded warrants (the “July 2026 Pre-Funded Warrants”) to purchase up to an aggregate of 495,965 shares of Common Stock (the “July 2026 Pre-Funded Warrant Shares”) at a purchase price of $6.4519 per Pre-Funded Warrant; (iii) Series A-3 warrants to purchase up to 619,965 shares of Common Stock (the “July 2026 Series A-3 Warrants,” and the shares issuable upon exercise thereof, the “July 2026 Series A-3 Warrant Shares”); and (iv) Series A-4 warrants to purchase up to 619,965 shares of Common Stock (the “July 2026 Series A-4 Warrants,” together with the July 2026 Series A-3 Warrants, the “July 2026 Warrants,” and the shares issuable upon exercise thereof, the “July 2026 Series A-4 Warrant Shares,” together with the July 2026 Series A-3 Warrant Shares, the “July 2026 Warrant Shares”). The July 2026 Shares, the July 2026 Pre-Funded Warrants, the July 2026 Pre-Funded Warrant Shares, the July 2026 Warrants and the July 2026 Warrant Shares are collectively referred to herein as the “July 2026 Securities.” The July 2026 Warrants were classified as equity instruments.

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

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

As compensation to the Placement Agent as the exclusive placement agent in connection with the July 2026 Offering, the Company paid the Placement Agent a cash fee of 7.5% of the aggregate gross proceeds raised in the July 2026 Offering, or $300,001, plus a management fee equal to 1.0% of the gross proceeds raised in the July 2026 Offering, or $40,000, and an aggregate of $75,000 for reimbursement of certain expenses and legal fees. The Company also paid an escrow fee of $7,600 to Continental Stock Transfer & Trust Company, as escrow agent and paid legal fees of $50,000 and other offering costs of $49,934. These fees and expenses were considered as offering costs directly related to the July 2026 Offering and were recorded as a reduction to additional paid-in capital. The Company also issued warrants to designees of the Placement Agent (the “July 2026 Placement Agent Warrants”) to purchase up to 7.5% of the aggregate number of shares of Common Stock placed in the July 2026 Offering, equating to 46,497 shares of Common Stock (the “July 2026 Placement Agent Warrant Shares”). The July 2026 Placement Agent Warrants have substantially the same terms as the July 2026 Series A-3 Warrants, except that the July 2026 Placement Agent Warrants have an exercise price equal to $8.065 per share.

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

In connection with the July 2026 Offering, the Company entered into a registration rights agreement, dated as of July 9, 2026, with the July 2026 Purchasers, pursuant to which the Company agreed to prepare and file a registration statement (the “July 2026 Resale Registration Statement”) with the Securities and Exchange Commission registering the resale of the July 2026 Shares and the shares of Common Stock underlying the July 2026 Pre-Funded Warrants and the July 2026 Warrants no later than 15 days after the date of the registration rights agreement, and to use best efforts to have the July 2026 Resale Registration Statement declared effective as promptly as practical thereafter, and in any event no later than 30 days following the date of the registration rights agreement (or 60 days following such date in the event of a “full review” by the Securities and Exchange Commission). This registration statement was filed on July 24, 2026 and declared effective on August 7, 2026.

The July 2026 Securities, the July 2026 Placement Agent Warrants and the July 2026 Placement Agent Warrant Shares were not registered under the Securities Act, or any state securities laws, and were issued in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

The closing of the sales of these securities under the July 2026 Purchase Agreements took place on July 10, 2026. The purchase price for each July 2026 Share was $6.452 for aggregate gross proceeds of $800,048, and the purchase price for the July 2026 Pre-Funded Warrants was $6.4519 for each Pre-Funded Warrant for aggregate gross proceeds of $3,199,945 (which includes prepayment of $29 for the aggregate exercise price of 289,310 of the 495,965 July 2026 Pre-Funded Warrants sold). In connection with the July 2026 Offering, the Company raised aggregate gross proceeds of $3,999,993, of which $3,199,945 was attributable to the pre-funded warrants. The Company received net proceeds of $3,477,458, net of Placement Agent fees and offering costs of $415,001, legal fees of $50,000, escrow fees of $7,600, and other offering costs of $49,934. The Company is using the net proceeds from the July 2026 Offering for working capital and general corporate purposes.

In connection with the issuance of the July 2026 Placement Agent Warrants, the Company calculated the fair value of such warrants using the Black-Scholes option-pricing model, and the Company determined that the aggregate total fair value of the placement agent warrants amounted to $178,092 which were considered offering costs and were netted against the net proceeds received pursuant to the July 2026 Offering under the guidance of ASU 2021-04. These non-cash offering costs resulted in a charge to additional paid-in capital offset by a credit to additional paid-in capital and accordingly, had no net effect on total stockholders’ equity or net proceeds received.

The July 2026 Pre-Funded Warrants, the July 2026 Series A-3 Warrants and the July 2026 Series A-4 Warrants are not and will not be listed for trading on any national securities exchange or other nationally recognized trading system.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

During August and September 2026, the July 2026 Purchasers exercised the 495,965 July 2026 Pre-Funded Warrants and received 495,965 shares of Common Stock for cash proceeds of $21 and $29 was applied against the prepayment of aggregate exercise price as discussed above.

Common Stock Issued for Services

On February 20, 2026, the Company entered into an addendum to a service agreement (the “Addendum”) with its investor relations consultant pursuant to which it agreed to pay such consultant a monthly fixed fee of $5,000 for the term of 12 months and a commitment fee of $250,000 (the “Commitment Fee”) in consideration of entering into the Addendum and restarting the service agreement. The consultant elected to receive the Commitment Fee in shares of the Company’s Common Stock, resulting in 56,555 shares of Common Stock issued to the consultant, based on the contractual price of $4.4205 per share, representing the lower of (i) the Nasdaq Official Closing Price immediately preceding the signing of the Addendum and (ii) the average Nasdaq Official Closing Price for the five trading days immediately preceding the signing. The contractual price approximated the fair value of the Common Stock on the grant date and any difference was de minimis. In connection with this consulting agreement, the Company recognized $250,000 in prepaid stock-based professional fees, which shall be amortized as stock-based professional fees over the term of the agreement. During the three and nine months ended September 30, 2026, the Company amortized $62,500 and $151,712, respectively, of stock-based professional fees which was recorded in the accompanying unaudited consolidated statements of operations and comprehensive loss. As of September 30, 2026, the prepaid stock-based professional fees balance was $98,288.

Asset Purchases

MAVS Agreement

On July 29, 2025, the Company entered into an asset purchase agreement (the “MAVS Agreement”) with MAVS Holdings LLC (the “MAVS”). Pursuant to the MAVS Agreement, the MAVS agreed to sell, and the Company agreed to purchase, certain software of the web-based application named “r2crypto.com” and the domain names socialscan.info, coinfeel.net, and r2crypto.com (the “MAVS Purchased Assets”).

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

Many Ads Agreement

On March 30, 2026, the Company entered into an asset purchase agreement (the “Many Ads Agreement”) with Many Ads Inc. (“Many Ads”). Pursuant to the Many Ads Agreement, Many Ads agreed to sell, and the Company agreed to purchase, certain software of the web-based application named “qwikagents.com” and the domain names qwikagents.com, qwikagents.ai, and qwikagents.co (the “Many Ads Purchased Assets”). In consideration for the Many Ads Purchased Assets, the Company issued to Many Ads 140,000 shares of its common stock, which were valued at $714,000 or $5.10 per share, based on the quoted closing stock price on March 30, 2026. The Company evaluated the transaction under ASC 805 and determined that the acquired assets did not meet the definition of a business. Accordingly, the transaction was accounted for as an asset acquisition. The Company further determined, in accordance with ASC 730-10-25-2(c), that the acquired software and domain names were obtained for a particular research and development project, have no alternative future uses, and therefore no separate economic value. As a result, the entire $714,000 consideration was recorded as research and development expense in the accompanying unaudited consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2026.

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

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Parkview Agreement

On August 18, 2026, the Company entered into an asset purchase agreement (the “Parkview Agreement”) with Parkview Consulting LLC (“Parkview”). Pursuant to the Parkview Agreement, Parkview agreed to sell, and the Company agreed to purchase, certain software of the web-based tools named “Reputation Endpoints,” together with all related intellectual property (the “Parkview Purchased Assets”). In consideration for the Parkview Purchased Assets, the Company issued to Parkview 165,000 shares of its common stock, which were valued at $506,550 or $3.07 per share, based on the quoted closing stock price on August 18, 2026. The shares are subject to a 12-month lock-up. The Company evaluated the transaction under ASC 805 and determined that the acquired assets did not meet the definition of a business. Accordingly, the transaction was accounted for as an asset acquisition. The Company further determined, in accordance with ASC 730-10-25-2(c), that the acquired software was obtained for a particular research and development project, has no alternative future uses, and therefore no separate economic value. As a result, the entire $506,550 consideration was recorded as research and development expense in the accompanying unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026.

The Parkview Agreement contains certain representations, warranties and covenants of the parties that are customary for agreements of its type. In addition, Parkview agreed to indemnify the Company for any misrepresentation or breach under the Parkview Agreement, infringement of any third-party right by any portion of the software and any acts of gross negligence, fraud or intentional misconduct by Parkview.

Stock Repurchase Plan

On February 20, 2026, the Company’s Board of Directors approved a stock repurchase program authorizing the purchase of up to $1 million of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2026.

On July 24, 2026, pursuant to the stock repurchase program approved on February 20, 2026, authorizing the purchase of up to $1 million of the Company’s issued and outstanding common stock, the Company repurchased 6,015 shares of the Company’s common stock for an average price of $4.61 per share or approximately $28,000, which were cancelled on August 5, 2026.

During August and September 2026, the Company repurchased 20,543 shares of the Company’s common stock for an aggregate amount of $44,775 pursuant to the stock repurchase program. As of September 30, 2026, the Company held 20,543 shares of treasury stock with a cost of $44,775.

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

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

On May 22, 2025, and effective May 23, 2025, the Board granted an aggregate of 26,665 stock options under the 2020 Plan, to executive officers and board members, exercisable at the fair market value of the Company’s common stock on the date of grant or $6.434 per share with a five-year term and vest on the first anniversary date of the grant date. These options were valued at $167,566 on the grant date using a Black Scholes option pricing model with the following assumptions: risk-free interest rate of 3.96%, expected term of 3 years using the simplified method and expected volatility of 259.34% based on historical volatility.

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

During the three and nine months ended September 30, 2026, the Company recognized $9,352 and $105,145, respectively, of stock-based compensation related to stock options which was recorded as compensation expense in the accompanying unaudited consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2025, the Company recognized $47,267 and $64,712, respectively, of stock-based compensation which was recorded as compensation expense in the accompanying unaudited consolidated statements of operations and comprehensive loss. As of September 30, 2026 and December 31, 2025, unamortized stock-based compensation expense related to unvested stock options had a balance of $4,311 and $109,456, respectively. As of September 30, 2026, the unamortized stock-based compensation expense is expected to be recognized over a weighted average period of 0.18 years.

Stock option activities for the nine months ended September 30, 2026 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2025	34,854	$12.66	5.43	$-
Granted	-	-	-	-
Balance Outstanding, September 30, 2026	34,854	$12.66	4.68	$-
Exercisable, September 30, 2026	34,243	$12.76	4.60	$-

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

On May 16, 2025, concurrently with the sale of Common Stock and/or the Pre-Funded Warrants, pursuant to the May 2025 Purchase Agreement, the Company issued the Series A-1 Warrants to purchase 222,230 shares of Common Stock and Series A-2 Warrants to purchase 222,230 shares of Common Stock to the May 2025 Purchasers. The May 2025 Warrants have an exercise price of $9.00 per share and are exercisable immediately upon issuance, with the Series A-1 Warrants having a five-year term and the Series A-2 Warrants having an eighteen-month term. On June 6, 2025, certain of the May 2025 Purchasers exercised the 55,556 Series A-2 Warrants and received 55,556 shares of Common Stock for cash proceeds of $500,000. During August and September 2025, certain of the May 2025 Purchasers exercised the 61,112 Series A-1 Warrants and 9,556 Series A-2 Warrants and received a total of 70,668 shares of Common Stock for net cash proceeds of $634,922. Additionally, the Placement Agent received the May 2025 Placement Agent Warrant to purchase up to 16,668 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, which equals $11.25 per share. The May 2025 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years. The Series A-1 Warrants and Series A-2 Warrants contain customary adjustment provisions for stock dividends and splits, subsequent rights offerings made to all holders of Common Stock, pro rata distributions, and fundamental transactions. These provisions did not adjust the exercise price or the number of shares issuable upon exercise for subsequent issuances of Common Stock or Common Stock Equivalents at a price below the exercise price. Accordingly, the Company did not recognize any effect of a down-round feature in the unaudited consolidated financial statements.

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

Concurrently with the sale of the October 2025 Shares, the Company issued the unregistered October 2025 Warrants to purchase 190,476 shares of Common Stock to the investors. The October 2025 Warrants have an exercise price of $11.25 per share and are exercisable immediately upon issuance, with a term expiring five years from the effective date of the October 2025 Resale Registration Statement. Additionally, the Placement Agent received the October 2025 Placement Agent Warrants to purchase up to 14,287 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share, which equals $16.4063 per share. The October 2025 Placement Agent Warrants are exercisable immediately upon issuance for a period of five years. The October 2025 Warrants contain customary adjustment provisions for stock dividends and splits, subsequent rights offerings made to all holders of Common Stock, pro rata distributions, and fundamental transactions. These provisions did not adjust the exercise price or the number of shares issuable upon exercise for subsequent issuances of Common Stock or Common Stock Equivalents at a price below the exercise price.

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

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

As discussed above under sale of July 2026 Shares and July 2026 Warrants, on July 10, 2026, the Company issued July 2026 Pre-Funded Warrants to purchase up to 495,965 shares of Common Stock of the Company, having an exercise price of $0.0001 per share, and a purchase price of $6.4519 per Pre-Funded Warrant. The July 2026 Pre-Funded Warrants were exercisable immediately. During August and September 2026, the July 2026 Purchasers exercised the 495,965 July 2026 Pre-Funded Warrants and received 495,965 shares of Common Stock for cash proceeds of $21, and $29 was applied against the prepayment of the aggregate exercise price.

On July 10, 2026, concurrently with the sale of Common Stock and/or the July 2026 Pre-Funded Warrants, pursuant to the July 2026 Purchase Agreements, the Company issued the Series A-3 Warrants to purchase 619,965 shares of Common Stock and Series A-4 Warrants to purchase 619,965 shares of Common Stock to the July 2026 Purchasers. The July 2026 Warrants have an exercise price of $6.21 per share and are exercisable immediately upon issuance, with the Series A-3 Warrants having a five-year term and the Series A-4 Warrants having an eighteen-month term, each commencing on the effective date of the July 2026 Resale Registration Statement. Additionally, the Placement Agent received the July 2026 Placement Agent Warrants to purchase up to 46,497 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of Common Stock, which equals $8.065 per share. The July 2026 Placement Agent Warrants are exercisable immediately upon issuance and have substantially the same terms as the July 2026 Series A-3 Warrants. The Series A-3 Warrants and Series A-4 Warrants contain customary adjustment provisions for stock dividends and splits, subsequent rights offerings made to all holders of Common Stock, pro rata distributions, and fundamental transactions.

Warrant activities for the nine months ended September 30, 2026 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2025	682,670	$21.22	3.4	$-
Granted	1,782,392	4.53	-	-
Expired	(18,689)	231.29	-	-
Exercised	(495,965)	0.0001	-	-
Balance Outstanding, September 30, 2026	1,950,408	$9.35	2.97	$-
Exercisable, September 30, 2026	1,950,408	$9.35	2.97	$-

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Daniel Ryweck

On September 27, 2022, the Board appointed Daniel Ryweck as Chief Financial Officer of the Company. On September 28, 2022, the Company entered into an employment agreement (the “Ryweck Employment Agreement”) with Mr. Ryweck, which was subsequently amended on October 12, 2022. Pursuant to the Ryweck Employment Agreement, Mr. Ryweck is entitled to receive (i) an annual base salary of $60,000, payable in equal monthly installments, and (ii) an annual discretionary bonus. The initial term of the Ryweck Employment Agreement commenced on September 28, 2022 and expired on September 28, 2023, subject to automatic renewal. The Ryweck Employment Agreement has been automatically renewed through September 28, 2027 and will continue to renew for successive one-year periods unless terminated in accordance with its terms. On November 11, 2024, the Company entered into a Second Amendment to Employment Agreement with Mr. Ryweck (the “Second Amendment”), which provides that Mr. Ryweck is eligible to receive an annual cash bonus of up to $60,000 if the Company meets or exceeds criteria established by the Compensation Committee of the Board.

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

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

The following clauses describe certain terms of the Master License Agreement prior to its termination:

The Company may assign, sublicense, grant, or otherwise convey any rights or obligations under the Master License Agreement to a Company affiliate, without obtaining prior written consent from UMB provided that it meets the terms defined in the Master License Agreement. The Company may grant sublicenses of some or all of the rights granted by the Master License Agreement, provided that there is no uncured default or breach of any material term or condition under the Master License Agreement, by Company, at the time of the grant, and that the grant complies with the terms and conditions of the Master License Agreement. The Company shall be and shall remain responsible for the performance by each of the Company’s sublicensees. Any sublicense shall be consistent with and subject to the terms and conditions of the Master License Agreement and shall incorporate terms and conditions sufficient to enable Company to comply with the Master License Agreement. The Company or Company affiliates shall pay to UMB a percentage of all income received from its sublicensee as follows: (i) 25% of the Company’s sublicense income which is receivable with respect to any sublicense that is executed before the filing of an NDA (or foreign equivalent) for the first licensed product; and (ii) 15% of the Company’s sublicense income which is receivable with respect to any sublicense that is executed after the filing of an NDA (or foreign equivalent) for the first licensed product.

Pursuant to the Master License Agreement, the Company shall pay UMB; (i) a license fee, (ii) certain event-based milestone payments (see below for payment terms), (iii) royalty payments depending on net revenues (see below for payment terms), and (iv) a tiered percentage of sublicense income. The Company paid to UMB an aggregate license fee of $75,000 in 2021 and 2022. The $75,000 license fee was recorded as a prepaid expense and was being amortized over the 15-year term. Upon termination of the Master License Agreement on July 8, 2025, the Company determined that the remaining unamortized license fee had a useful life only to the extent of the new Option Agreement and, as a result, changed the amortization period for the remaining balance from the original 15-year term to the Option Agreement’s expiration date of March 31, 2026. During the nine months ended September 30, 2026 and 2025, the Company recognized license fees of $17,708 and $20,208, respectively, from the amortization of prepaid license fees, which is included in cost of license fee revenue on the accompanying unaudited consolidated statements of operations and comprehensive loss. On September 30, 2026, prepaid expense and other current assets – current amounted to $0 and prepaid expense – non-current amounted to $0 and on December 31, 2025, prepaid expense and other current assets – current amounted to $17,708 and prepaid expense – non-current amounted to $0, which has been included in prepaid expenses and other current assets and prepaid expenses and other assets – non-current on the unaudited consolidated balance sheets.

In April 2021, in connection with the Company’s Sublicense Agreement with Aikido Pharma Inc. (see below – Customer Patent License Agreement with Aikido Pharma Inc.), the Company paid 25% of its sublicense income to UMB, pursuant to the Master License Agreement, which amounted to $12,500. During the nine months ended September 30, 2026 and 2025, the Company recognized license fees of $2,980 and $3,399, respectively, from the amortization of the sublicense fee. The amortization period for this sublicense fee was also revised to the Option Agreement’s expiration date of March 31, 2026, consistent with the termination of the Master License Agreement. On September 30, 2026 and December 31, 2025, prepaid expense and other current assets – current amounted to $0 and $2,980 as reflected in the unaudited consolidated balance sheets, respectively.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Exclusive License Agreement with the Trustees of Columbia University in the City of New York

On July 1, 2024, the Company entered into the Columbia License Agreement with Columbia as of the Effective Date and pursuant to which the Company has been granted exclusive rights to certain patents and technical information to develop, manufacture and commercialize Products (as defined in the Columbia License Agreement), including therapies for stress-induced affective disorders and other conditions. The term of the Columbia License Agreement commenced on the Effective Date and shall continue on a country-by-country and product-by-product basis until the latest of: (a) the date of expiration of the last to expire of the issued Patents (as defined in the Columbia License Agreement), (b) 20 years after the first bona fide commercial sale of the Product in the country in question, or (c) expiration of any market exclusivity period granted by a regulatory agency for a Product in the country in question. Pursuant to the Columbia License Agreement, the Company agreed to pay Columbia:

(i)	an initial license fee of $50,000 paid in October 2024 and included in intangible assets on the accompanying unaudited consolidated balance sheets as of September 30, 2026 and December 31, 2025 (see Note 5).

(ii)	an annual license fee of $25,000 payable on the 1st and 2nd anniversary of the Effective Date and an annual license fee of $50,000 payable on the third and subsequent anniversary of the Effective Date.

(iii)	Royalties as follows:

(A)	Concerning sales of Products by the Company, its Designees, or their Affiliates in the Territory, a non-refundable and non-recoverable royalty of the following on a country-by-country and Product-by-Product basis:

(1)	4% of Net Sales of Patent Products; and

(2)	2% of Net Sales of Technology Products.

(B)	No later than 30 days following the second (2nd) anniversary of the first bona fide commercial sale of a Product by the Company, a Sublicensee, a Designee, or any of their Affiliates to a Third-Party customer, and the first business day of each January after that, the Company shall pay Columbia a non-refundable and non-recoverable minimum royalty payment in the amount of $500,000. The Company may credit each minimum royalty payment against earned royalties accrued during the same calendar year in which the minimum royalty payment is due and payable. To the extent minimum royalty payments exceed the earned royalties accrued during the same calendar year, the Company may not carry over this excess amount to any other year, either to decrease the earned royalties due in that year or to decrease the minimum royalty payments due in that year.

(iv)	Trigger Event Fee: The Company shall pay Columbia a Trigger Event Fee within 30 days after the Initial Date or, if later, within 10 days following the date upon which the Trigger Event Fee becomes due. A Trigger Event means any Assignment of the Columbia License Agreement or Change of Control and a Trigger Event Fee shall mean an additional cash license fee equal to 5% of the Business Valuation, as defined in the agreement.

(v)	The Company shall reimburse Columbia for patent expenses as follows:

(A)	The Company shall reimburse Columbia for the actual fees, costs, and expenses Columbia has incurred before, on, and after the Effective Date in preparing, filing, prosecuting, and maintaining the Patents (and those patents and patent applications to which Patents claim priority) (collectively “Patent Expenses”). Patent Expenses include, without limitation, legal fees, the costs of any interference proceedings, oppositions, re-examinations, or any other ex parte or inter partes administrative proceeding before patent offices, taxes, annuities, issue fees, working fees, maintenance fees, and renewal charges, plus a five percent processing fee.

(B)	Unreimbursed Patent Expenses that Columbia incurred for legal activities occurring before September 30, 2021 are “Past Patent Expenses.”

(C)	Columbia, using reasonable efforts, estimated that unreimbursed Patent Expenses for legal activities occurring before September 30, 2021 were $197,400 (“Estimated Past Patent Expenses”). The Company shall reimburse Columbia in full no later than thirty (30) days after the Effective Date. On June 28, 2024, the Company considered the Estimated Past Patents Expenses due of $197,400 as part of the cost of entering into the Columbia License Agreement license and accordingly, increased intangible assets and accounts payable by $197,400. In November 2024, the Company paid $50,000 of this amount, and as of December 31, 2024, the balance of $147,400 was included in accounts payable. In May 2025, Columbia revised the Estimated Past Patent Expenses downward from $197,400 to $185,000, thereby reducing the intangible asset and accounts payable by $12,400. In 2025, the Company paid an aggregate of $100,000 of this amount, occurring in July and October. As of September 30, 2026 and December 31, 2025, the remaining balance of $35,000 and $35,000, respectively, is included in accounts payable on the accompanying unaudited consolidated balance sheet (see Note 5).

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Pursuant to the License Agreement, the Company is required to prepare, file, prosecute, and maintain the licensed patents. Unless earlier terminated, the term of the license to the licensed patents will continue until the expiration or abandonment of all issued patents and filed patent applications within the licensed patents. The Company may terminate the License Agreement upon 30 day written notice if Aikido fails to pay any amounts due and payable to the Company or if Aikido or any of its affiliates brings a patent challenge against the Company, assists others in bringing a legal or administrative challenge to the validity, scope, or enforceability of or opposes any of the licensed patents against the Company (except as required under a court order or subpoena). Aikido may terminate the Agreement at any time without cause, and without incurring any additional penalty) by providing at least 30 days’ prior written notice and paying the Company all amounts due to it through such termination effective date. Either party may terminate the Agreement for material breaches that have failed to be cured within 60 days after receiving written notice. The Company collected the non-refundable cash payment of $500,000 on January 5, 2021 which was recorded as deferred revenue to be recognized as revenues over 15 years, the estimated term of the Master License Agreement.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

On September 2, 2026, the Company and Dominari Holdings Inc. (f/k/a Aikido) entered into a Mutual Termination Agreement which terminated the License Agreement in its entirety. Pursuant to the Mutual Termination Agreement, the parties confirmed that no amounts remain owing from either party and mutually released each other from all claims and liabilities arising out of or relating to the License Agreement. Accordingly, the Company derecognized the contingently returnable sublicense fee of $670,312 and recorded a gain on termination of sublicense agreement, which is included in other income on the accompanying unaudited consolidated statements of operations and comprehensive loss.

During the nine months ended September 30, 2026 and 2025, the Company recognized license fee revenues of $17,188 and $51,562, respectively. On September 30, 2026, deferred revenue amounted to $0 and on December 31, 2025, deferred revenue – current portion amounted to $68,750 and deferred revenue – long-term portion amounted to $618,750, which are included in deferred revenue - current portion and deferred revenue – long-term portion on the accompanying unaudited consolidated balance sheets.

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

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Pursuant to the Sublicense Agreement, Aikido agreed to pay the Company (i) an upfront license fee of $50,000, (ii) the same sales-based royalty payments that the Company is subject to under the Master License Agreement and (iii) total milestone payments of up to $1.9 million. The Sublicense Agreement shall continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of (i) the date of expiration of the last to expire claim of the Patent Rights covering such Licensed Product in such country, (ii) the expiration of data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other legally enforceable market exclusivity, if applicable and (iii) 10 years after the first commercial sale of a Licensed Product in that country, unless terminated earlier pursuant to the terms of the Sublicense Agreement. Furthermore, the Sublicense Agreement shall expire 15 years after the Sublicense Agreement Effective Date with respect to any country in which (i) there were never any Patent Rights, (ii) there was never any data protection, new chemical entity, orphan drug exclusivity, regulatory exclusivity or other enforceable market exclusivity with respect to a Licensed Product and (iii) there was never a commercial sale of a Licensed Product, unless such agreement is earlier terminated pursuant to its terms. The Company collected the upfront license fee of $50,000 in April 2021.

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

In connection with the Mutual Termination Agreement discussed above, the Company derecognized the contingently returnable sublicense fee of $33,240 and recorded a gain on termination of sublicense agreement, which is included in other income on the accompanying unaudited consolidated statements of operations and comprehensive loss.

During the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $838 and $2,514, respectively. On September 30, 2026, deferred revenue amounted to $0, and on December 31, 2025, deferred revenue – current portion amounted to $3,352 and deferred revenue – long-term portion amounted to $30,726 as reflected in the unaudited consolidated balance sheets.

Sponsored Study and Research Agreements between the Company and Vendors

During the nine months ended September 30, 2026 and 2025, the Company recorded research and development expense of $1,870,774 and $1,854,824, respectively, which included costs incurred in connection with sponsored study and research agreements between the Company and various vendors. During the nine months ended September 30, 2026, research and development expense included $714,000 related to an asset purchase agreement with Many Ads Inc., representing the fair value of 140,000 shares of common stock issued in consideration for certain software and domain name assets, and $506,550 related to an asset purchase agreement with Parkview Consulting LLC, representing the fair value of 165,000 shares of common stock issued in consideration for certain software assets (see Note 6).

On September 30, 2026, approximate future amounts due under sponsored study and research agreements between the Company and vendors are as follows:

Year ending September 30,	Amount
2027	$1,110,000
Total	$1,110,000

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 8 – SUBSEQUENT EVENTS

Norsight Asset Purchase Agreement

On October 1, 2026, the Company entered into an asset purchase agreement (the “Norsight Agreement”) with Norsight Consulting Inc. (“Norsight”). Pursuant to the Norsight Agreement, Norsight agreed to sell, and the Company agreed to purchase, certain software of the platform named “KLONE,” together with all related intellectual property (the “Norsight Purchased Assets”). In consideration for the Norsight Purchased Assets, the Company issued to Norsight a warrant to purchase up to 300,000 shares of its common stock at an exercise price of $1.51 per share, exercisable for a period of five years. The warrant was valued at $381,242 using the Black-Scholes option pricing model. The warrant was classified as equity. Shares issued upon exercise of the warrant are subject to a 12-month lock-up. The Company evaluated the transaction under ASC 805 and determined that the acquired assets did not meet the definition of a business. Accordingly, the transaction will be accounted for as an asset acquisition. The Company further determined, in accordance with ASC 730-10-25-2(c), that the acquired software was obtained for a particular research and development project, has no alternative future uses, and therefore no separate economic value. As a result, the entire $381,242 consideration will be recorded as research and development expense during the three months ending December 31, 2026.

The Norsight Agreement contains certain representations, warranties and covenants of the parties that are customary for agreements of its type. In addition, Norsight agreed to indemnify the Company for any misrepresentation or breach under the Norsight Agreement, infringement of any third-party right by any portion of the software and any acts of gross negligence, fraud or intentional misconduct by Norsight.

Approval of Executive Bonuses

On October 5, 2026, the Compensation Committee and the Board of Directors approved, effective as of October 2, 2026, discretionary bonuses for the year ended December 31, 2025 of $200,000 to the Company’s Chief Executive Officer and $25,000 to the Company’s Chief Financial Officer, pursuant to their respective employment agreements. The bonuses will be recorded as compensation expense during the three months ending December 31, 2026.

King Asset Purchase Agreement

On October 13, 2026, the Company entered into an asset purchase agreement (the “King Agreement”) with Larry King (“King”). Pursuant to the King Agreement, King agreed to sell, and the Company agreed to purchase, certain software of the web-based application currently marketed as “Poised Prompt,” together with all related intellectual property (the “King Purchased Assets”). In consideration for the King Purchased Assets, the Company issued to King 150,000 shares of its common stock, which were valued at $183,000 or $1.22 per share, based on the quoted closing stock price on October 13, 2026. The shares are subject to a 12-month lock-up. The Company evaluated the transaction under ASC 805 and determined that the acquired assets did not meet the definition of a business. Accordingly, the transaction will be accounted for as an asset acquisition. The Company further determined, in accordance with ASC 730-10-25-2(c), that the acquired software was obtained for a particular research and development project, has no alternative future uses, and therefore no separate economic value. As a result, the entire $183,000 consideration will be recorded as research and development expense during the three months ending December 31, 2026.

The King Agreement contains certain representations, warranties and covenants of the parties that are customary for agreements of its type. In addition, King agreed to indemnify the Company for any misrepresentation or breach under the King Agreement, infringement of any third-party right by any portion of the software and any acts of gross negligence, fraud or intentional misconduct by King.

Stock Repurchases

During October 2026, the Company repurchased 16,730 shares of the Company’s common stock for an aggregate amount of $21,094 pursuant to the stock repurchase program. As of November 13, 2026, the Company held 37,273 shares of treasury stock with an aggregate cost of $65,869.

SILO PHARMA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Formation of Kloneintel LLC and Consulting Agreement

On November 3, 2026, the Company formed Kloneintel LLC (“Kloneintel”), a Nevada limited liability company, to support the operation of the KLONE software platform. The Company holds a 70% membership interest in Kloneintel. On the same date, Kloneintel entered into a consulting agreement with Craig North, pursuant to which Mr. North will provide corporate and strategic planning services. In consideration for the services, Mr. North will receive cash compensation of $15,000 per month beginning November 1, 2026 and the remaining 30% membership interest in Kloneintel, and may be eligible for a discretionary bonus based on the achievement of mutually agreed milestones. The consulting agreement has an initial term of one year and renews automatically for successive one-year terms unless either party provides 15 days’ written notice of non-renewal.

November 2026 Private Placement

On November 5, 2026, the Company entered into securities purchase agreements with certain accredited investors for the issuance and sale in a private placement (the “November 2026 Private Placement”) of (i) 136,005 shares (the “Shares”) of the Company’s common stock at a purchase price of $1.50 per share and (ii) pre-funded warrants (the “November 2026 Pre-Funded Warrants”) to purchase up to an aggregate of 430,661 shares of Common Stock (the “November 2026 Pre-Funded Warrant Shares”) at a purchase price of $1.4999 per November 2026 Pre-Funded Warrant. The shares, the November 2026 Pre-Funded Warrants, and the November 2026 Pre-Funded Warrant Shares are collectively referred to herein as the “Securities.”

The November 2026 Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal exercise price of $0.0001 per share of common stock at any time until all of the November 2026 Pre-Funded Warrants are exercised in full. A holder may not exercise any portion of the November 2026 Pre-Funded Warrants to the extent the Purchaser would own more than 4.99% of the outstanding common stock immediately after exercise. A holder may increase or decrease this percentage with respect to November 2026 Pre-Funded Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to the Company.

In connection with the November 2026 Private Placement, the Company entered into a registration rights agreement (the “November 2026 Registration Rights Agreement”), dated as of November 5, 2026, with the purchasers in such November 2026 Private Placement, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of common shares and the shares of common stock underlying the November 2026 Pre-Funded Warrants no later than 30 days after the date of the November 2026 Registration Rights Agreement, and to use best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than 60 days following the date of the November 2026 Registration Rights Agreement (or 90 days following the date of the November 2026 Registration Rights Agreement in the event of a “full review” by the SEC).

The November 2026 Private Placement closed on November 6, 2026. The net proceeds to the Company from the November 2026 Private Placement were approximately $815,000, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the November 2026 Private Placement for working capital and general corporate purposes.

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

Overview

The Company is a developmental-stage biopharmaceutical company focused on developing novel therapeutics, with a cryptocurrency treasury strategy, and, through its wholly-owned subsidiary, Qwikagentsai is engaged in the development and commercialization of artificial intelligence (“AI”) technology and AI-agent platforms and through its 70% owned subsidiary, Kloneintel, is developing a SaaS platform. The Company’s therapeutic focus is on developing novel therapeutics that address underserved conditions, including post-traumatic stress disorder (“PTSD”), stress-induced anxiety disorders, fibromyalgia, and central nervous system (“CNS”) diseases. The Company is focused on developing (i) an intranasal drug targeting PTSD and stress-induced anxiety disorders (SPC-15); (ii) a time-release ketamine-based implant for fibromyalgia and chronic pain relief (SP-26); and (iii) an intranasal compound for the treatment of Alzheimer’s disease (SPC-14). Qwikagentsai is developing an AI-agent platform focused on enterprise workflow automation through autonomous AI agents. The platform is being designed to combine persistent memory, intelligent model routing across eight large language model providers, encrypted backups, and browser automation to support scalable AI-driven operations. Kloneintel is being developed as a purpose-built SaaS platform that centralizes performance feedback from across the organization.

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

Psilocybin is considered a serotonergic hallucinogen and is an active ingredient in some species of mushrooms. Recent industry studies using psychedelics, such as psilocybin, have been promising, and we believe there is a large unmet need with many people suffering from depression, mental health issues and neurological disorders. While classified as a Schedule I substance under the Controlled Substances Act (“CSA”), there is an accumulating body of evidence that psilocybin may have beneficial effects on depression and other mental health conditions. Therefore, the U.S. Food and Drug Administration (“FDA”) and U.S. Drug Enforcement Administration (“DEA”) have permitted the use of psilocybin in clinical studies for the treatment of a range of psychiatric conditions.

The potential of psilocybin therapy in mental health conditions has been demonstrated in a number of academic-sponsored studies over the last decade. In these early studies, it was observed that psilocybin therapy provided rapid reductions in depression symptoms after a single high dose, with antidepressant effects lasting for up to at least nine months for a number of patients. These studies assessed symptoms related to depression and anxiety through a number of widely used and validated scales. The data generated by these studies suggest that psilocybin is generally well-tolerated and may have the potential to treat depression when administered with psychological support.

We have engaged in discussions with a number of world-renowned educational institutions and advisors regarding potential opportunities and have formed a scientific advisory board that is intended to help advise management regarding potential acquisition and development of products.

In addition, we are developing a Ketamine polymer implant. We also entered into a sponsored research agreement with Columbia University (“Columbia”) for the study of ketamine in combination with other drugs for treatment of Alzheimer’s and depression disorders and we have also entered into an exclusive license agreement with Columbia under which we have rights to certain patents and inventions relating to the treatment of Alzheimer’s disease and stress-induced affective disorders using Ketamine in combination with certain other compounds.

We plan to actively pursue the acquisition and/or development of intellectual property or technology rights to treat rare diseases, and to ultimately expand our business to focus on this new line of business.

Product Candidates

We are currently focusing on three product candidates:

1.	SPC-15 for stress-induced psychiatric disorders, including PTSD and anxiety;

2.	SP-26 for treatments of fibromyalgia and chronic pain; and

3.	SPC-14 for treatment of Alzheimer’s disease.

SPC-15: Intranasal Treatment for PTSD and Anxiety Disorders

Our lead product candidate, SPC-15, is designed as a novel serotonin 4 (5-HT4) receptor agonist that utilizes biomarkers for treatment of stress-induced psychiatric disorders such as PTSD and anxiety disorders. This innovative treatment is administered via an intranasal formulation, potentially qualifying for the FDA’s streamlined 505(b)(2) regulatory pathway, which could expedite its approval process. We are actively collaborating with Columbia, and hold exclusive global rights to develop and commercialize SPC-15, pursuant to that certain exclusive license agreement entered into with Columbia on July 1, 2024.

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

Currently, we are conducting GLP-compliant pharmacokinetic and pharmacodynamic studies and in March 2025 we completed first dosing in an IND-enabling GLP-compliant toxicology and toxicokinetics study, and we are aiming for an IND submission in 2026. The preclinical data suggests additional applications for eating disorders and anorexia, as well as enhanced efficacy when combined with an NMDA receptor antagonist for major depressive disorder and other severe stress-related conditions.

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

We believe our SPC-14 product has shown efficacy against luteinizing hormone (LH) in attenuating learned helplessness, perseverative behavior and hyponeophagia (a measure of anxiety).

Cryptocurrency Treasury Strategy

Our strategy changed to include a cryptocurrency treasury strategy in August 2025 to focus on the acquisition of leading digital assets. Management focused a portion of its resources on this cryptocurrency strategy. As of September 30, 2026, our crypto assets primarily include Bitcoin (BTC), Ethereum (ETH) and Solana (SOL). We have ownership of and control over our crypto assets which are held through custodial arrangements with qualified third-party custodians. These custodians provide secure storage and safeguarding of our crypto assets. Previously, we participated in both native and liquid staking of our digital assets to generate yield. Our role was that of a Delegator (a staker who does not run a validation node). As of September 30, 2026, we held no staked crypto assets.

As of September 30, 2026 and December 31, 2025, we held $307,338 and $221,817 of crypto assets comprised of BTC, ETH, USDC, SOL, RSC and XRP, at fair value, respectively. We reflect these assets held at fair value on the unaudited consolidated balance sheets within the “crypto assets, at fair value” line item. In determining the fair value of the crypto assets in accordance with ASC 820, we utilize coinmarketcap.com or Coinbase as the principal market.

Recent Developments

Acquisition of KLONE Platform and Formation of Kloneintel LLC

On October 1, 2026, we acquired certain software of the platform currently marketed as “KLONE,” together with all related intellectual property, from Norsight Consulting Inc. in exchange for a warrant to purchase up to 300,000 shares of our common stock at an exercise price of $1.51 per share, exercisable for a period of five years. On November 3, 2026, we formed Kloneintel LLC, a Nevada limited liability company in which we hold a 70% membership interest, to support the operation of the KLONE software platform. In connection with the formation, Kloneintel entered into a consulting agreement with Craig North, pursuant to which Mr. North will receive cash compensation of $15,000 per month and a 30% membership interest in Kloneintel (see Note 8).

November 2026 Private Placement

On November 5, 2026, the Company entered into securities purchase agreements with certain accredited investors for the issuance and sale in a private placement (the “November 2026 Private Placement”) of (i) 136,005 shares (the “Shares”) of the Company’s common stock at a purchase price of $1.50 per share and (ii) pre-funded warrants (the “November 2026 Pre-Funded Warrants”) to purchase up to an aggregate of 430,661 shares of Common Stock (the “November 2026 Pre-Funded Warrant Shares”) at a purchase price of $1.4999 per November 2026 Pre-Funded Warrant. The shares, the November 2026 Pre-Funded Warrants, and the November 2026 Pre-Funded Warrant Shares are collectively referred to herein as the “Securities.”

The November 2026 Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal exercise price of $0.0001 per share of common stock at any time until all of the November 2026 Pre-Funded Warrants are exercised in full. A holder may not exercise any portion of the November 2026 Pre-Funded Warrants to the extent the Purchaser would own more than 4.99% of the outstanding common stock immediately after exercise. A holder may increase or decrease this percentage with respect to November 2026 Pre-Funded Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to the Company.

In connection with the November 2026 Private Placement, the Company entered into a registration rights agreement (the “November 2026 Registration Rights Agreement”), dated as of November 5, 2026, with the purchasers in such November 2026 Private Placement, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of common shares and the shares of common stock underlying the November 2026 Pre-Funded Warrants no later than 30 days after the date of the November 2026 Registration Rights Agreement, and to use best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than 60 days following the date of the November 2026 Registration Rights Agreement (or 90 days following the date of the November 2026 Registration Rights Agreement in the event of a “full review” by the SEC).

The November 2026 Private Placement closed on November 6, 2026. The net proceeds to the Company from the November 2026 Private Placement were approximately $815,000, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the November 2026 Private Placement for working capital and general corporate purposes.

Results of Operations

Comparison of Our Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

The following table summarizes the results of operations for the three and nine months ended September 30, 2026 and 2025, and was based primarily on the comparative unaudited consolidated financial statements, footnotes and related information for the periods identified and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$-	$18,025	$18,026	$54,076
Operating expenses	1,208,643	1,169,491	3,750,278	3,548,214
Loss from operations	(1,208,643)	(1,151,466)	(3,732,252)	(3,494,138)
Other income, net	849,900	41,028	893,563	147,970
Net loss	$(358,743)	$(1,110,438)	$(2,838,689)	$(3,346,168)

Revenues

During the three and nine months ended September 30, 2026 and 2025, we generated minimal or no revenues from operations. For the three months ended September 30, 2026 and 2025, revenues amounted to $0 and $18,025, respectively. For the nine months ended September 30, 2026 and 2025, revenues amounted to $18,026 and $54,076, respectively. Such revenues are related to the Aikido License Agreement and Sublicense Agreement and were being recognized over the estimated 15-year term of the UMB license agreement. Effective April 1, 2026, due to the expiration of the Option Agreement and related UMB Master License as discussed elsewhere, we ceased the recognition of license and sublicense fee revenues related to the License Agreement and reclassified all remaining deferred revenues to a liability named “contingently returnable sublicense fee” on the accompanying consolidated balance sheet since the sublicense is no longer available to Aikido or any of their assignees, if any. On September 2, 2026, we entered into a Mutual Termination Agreement with Dominari Holdings Inc. (f/k/a Aikido), and accordingly derecognized the contingently returnable sublicense fee of $703,552 and recorded a gain on termination of sublicense agreement, which is included in other income (see Other Income below).

Operating Expenses

For the three and nine months ended September 30, 2026 and 2025, total operating expenses consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of license fee revenue	$—	$20,687	$20,688	$23,606
Compensation expense	194,801	227,132	660,118	600,906
Professional fees	345,250	313,194	912,389	886,610
Research and development	559,091	543,615	1,870,774	1,854,824
Other selling, general and administrative expenses	109,501	64,863	286,309	182,268
Total operating expenses	$1,208,643	$1,169,491	$3,750,278	$3,548,214

●	Cost of License Fee Revenue:

During the three months ended September 30, 2026 and 2025, cost of license fee revenue amounted to $0 and $20,687, respectively, a decrease of $20,687, or 100.0%. During the nine months ended September 30, 2026 and 2025, cost of license fee revenue amounted to $20,688 and $23,606, respectively, a decrease of $2,918, or 12.4%. Cost of license fee revenue consisted of license fees related to the Master License Agreement, which were amortized into cost of license fee revenue. Effective July 8, 2025, the estimated useful lives of the unamortized license and sublicense fees were changed to reflect the termination of the Master License Agreement and the expiration of the subsequent Option Agreement on March 31, 2026, resulting in accelerated amortization expense. The unamortized license and sublicense fees were fully amortized as of March 31, 2026.

●	Compensation Expense:

For the three months ended September 30, 2026 and 2025, compensation expense was $194,801 and $227,132, respectively, a decrease of $32,331, or 14.2%. This decrease primarily resulted from a decrease in stock-based compensation of $37,915, offset by an increase in payroll expense and related benefits of $5,584.

For the nine months ended September 30, 2026 and 2025, compensation expense was $660,118 and $600,906, respectively, an increase of $59,212, or 9.9%. This increase primarily resulted from an increase in stock-based compensation of $40,432, and payroll expense and related benefits of $18,780.

●	Professional Fees:

For the three months ended September 30, 2026 and 2025, professional fees were $345,250 and $313,194, respectively, an increase of $32,056, or 10.2%. The increase was primarily attributable to an increase in stock-based consulting fees of $62,500, an increase in investor relations of $8,061, and an increase in accounting and auditing fees of $2,405, offset by a decrease in other consulting fees of $24,533 and a decrease in legal fees of $16,377.

For the nine months ended September 30, 2026 and 2025, professional fees were $912,389 and $886,610, respectively, an increase of $25,779, or 2.9%. The increase was primarily attributable to an increase in stock-based consulting fees of $151,712, an increase in legal fees of $22,694, and an increase in accounting and auditing fees of $18,718, offset by a decrease in investor relations of $141,670 and a decrease in other consulting fees of $25,675.

●	Research and Development:

For the three months ended September 30, 2026 and 2025, we incurred research and development expense of $559,091 and $543,615, respectively, an increase of $15,476, or 2.8%. The increase was primarily a result of a research and development tax credit of $106,130 recognized during the three months ended September 30, 2025 with no comparable credit in 2026, offset by a decrease in SPC-15 study costs of $80,888 and a decrease in acquired software expensed of $11,675.

For the nine months ended September 30, 2026 and 2025, we incurred research and development expense of $1,870,774 and $1,854,824, respectively, an increase of $15,950, or 0.9%. The increase was primarily a result of an increase in acquired software expensed of $702,325, an increase of $212,260 related to a research and development tax credit of $106,130 recognized during the nine months ended September 30, 2025 and subsequently reversed during the nine months ended September 30, 2026, and an increase in research and development consulting fees of $134,891, offset by a decrease in SPC-15 study costs of $957,230, a decrease in SP-26 costs of $68,640 and a decrease in SPU-16 costs of $6,685.

On March 30, 2026, we entered into an asset purchase agreement (the “Many Ads Agreement”) with Many Ads Inc. (“Many Ads”). Pursuant to the Many Ads Agreement, Many Ads agreed to sell, and we agreed to purchase, certain software of the web-based application currently marketed as “qwikagents.com” and the domain names qwikagents.com, qwikagents.ai, and qwikagents.co (the “Many Ads Purchased Assets”). In consideration for the Many Ads Purchased Assets, we issued to Many Ads 140,000 shares of our common stock, which were valued at $714,000 or $5.10 per share, based on the quoted closing stock price on March 30, 2026. Due to the nature of the Many Ads Purchased Assets and their lack of an established alternative future use, the fair value of the common stock issued was recorded as research and development expense of $714,000 during the nine months ended September 30, 2026.

On August 18, 2026, we entered into an asset purchase agreement (the “Parkview Agreement”) with Parkview Consulting LLC (“Parkview”). Pursuant to the Parkview Agreement, Parkview agreed to sell, and we agreed to purchase, certain software of the web-based tools currently marketed as “Reputation Endpoints,” together with all related intellectual property (the “Parkview Purchased Assets”). In consideration for the Parkview Purchased Assets, we issued to Parkview 165,000 shares of our common stock, which were valued at $506,550 or $3.07 per share, based on the quoted closing stock price on August 18, 2026. Due to the nature of the Parkview Purchased Assets and their lack of an established alternative future use, the fair value of the common stock issued was recorded as research and development expense of $506,550 during the three and nine months ended September 30, 2026.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

●	fees related to in-licensed products and technology;

●	expenses incurred under agreements with CROs, investigative sites and consultants that conduct our clinical trials and a substantial portion of our pre-clinical activities;

●	the cost of acquiring and manufacturing clinical trial materials;

●	costs associated with non-clinical activities and regulatory approvals; and

●	costs associated with the development of software, technologies and products related to our newly formed wholly-owned subsidiary Qwikagentsai, which was formed to diversify the Company’s business into AI technology including the development and commercialization of web-based AI agent platforms.

●	Other Selling, General and Administrative Expenses:

Other selling, general and administrative expenses include advertising and promotion, insurance expenses, patent related expenses, public company expenses, custodian fees, bank service charges, travel, and other office expenses.

For the three months ended September 30, 2026 and 2025, other selling, general and administrative expenses were $109,501 and $64,863, respectively, an increase of $44,638, or 68.8%. The increase was primarily attributed to an increase in computer and internet expenses of $29,123, an increase in filing fees of $12,845, an increase in other selling, general and administrative expenses of $6,257, and an increase in listing fees of $4,875, offset by a decrease in proxy meeting expenses of $8,462.

For the nine months ended September 30, 2026 and 2025, other selling, general and administrative expenses were $286,309 and $182,268, respectively, an increase of $104,041, or 57.1%. The increase was primarily attributed to an increase in computer and internet expenses of $47,103, an increase in listing fees of $14,625, an increase in license expenses of $12,500, an increase in filing fees of $6,681, and a net increase in other general and administrative expenses of $23,132.

Loss from Operations

For the three months ended September 30, 2026 and 2025, loss from operations amounted to $1,208,643 and $1,151,466, respectively, an increase of $57,177, or 5.0%. For the nine months ended September 30, 2026 and 2025, loss from operations amounted to $3,732,252 and $3,494,138, respectively, an increase of $238,114, or 6.8%. The changes were primarily a result of the changes in operating expenses discussed above.

Other Income

For the three months ended September 30, 2026 and 2025, other income, net amounted to $849,900 and $41,028, respectively, an increase of $808,872, or 1,971.5%. The increase in other income, net is primarily due to a gain on termination of sublicense agreement of $703,552, an increase in unrealized gain on crypto assets, at fair value of $104,598, an increase in interest and dividend income, net of $2,388 and an increase in staking income on crypto assets of $16, offset by an unrealized loss on short-term tokenized investment funds of $1,073, an increase in foreign currency transaction loss of $381, and an increase in interest expense of $228.

For the nine months ended September 30, 2026 and 2025, other income, net amounted to $893,563 and $147,970, respectively, an increase of $745,593, or 503.9%. The increase in other income, net was primarily due to a gain on termination of sublicense agreement of $703,552, a gain on settlement of accounts payable and accrued expenses of $91,645, an increase in unrealized gain on crypto assets, at fair value of $15,455, an increase in unrealized gain on short-term tokenized investment funds of $1,828 and an increase in staking income on crypto assets of $1,354, offset by an impairment loss on crypto assets, at cost of $29,911, a decrease in interest and dividend income, net of $26,484, an increase in foreign currency transaction loss of $3,967, a decrease in net realized gain on short-term debt investments of $3,054, an increase in interest expense of $2,752, and a realized loss on crypto assets of $2,073.

Net Loss

For the three months ended September 30, 2026, net loss amounted to $358,743 or $0.21 per common share (basic and diluted), as compared to net loss of $1,110,438 or $1.79 per common share (basic and diluted) for the three months ended September 30, 2025, a decrease of $751,695, or 67.7%. For the nine months ended September 30, 2026, net loss amounted to $2,838,689 or $2.26 per common share (basic and diluted), as compared to net loss of $3,346,168 or $7.47 per common share (basic and diluted) for the nine months ended September 30, 2025, a decrease of $507,479, or 15.2%.

The decrease in net loss for the three and nine months ended September 30, 2026 was primarily attributable to the gain on termination of sublicense agreement of $703,552.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $8,236,250, $1,962,811 in short-term investments, and $6,088,184 in cash and cash equivalents as of September 30, 2026, and working capital of $6,737,542, $2,110,065 in short-term investments and $4,748,700 in cash and cash equivalents as of December 31, 2025, respectively.

	September 30, 2026	December 31, 2025	Working Capital Change	Percentage Change
Working capital:
Total current assets	$8,587,703	$7,387,725	$1,199,978	16.2%
Total current liabilities	(351,453)	(650,183)	298,730	(45.9)%
Working capital:	$8,236,250	$6,737,542	$1,498,708	22.2%

The increase in working capital of $1,498,708 was primarily attributable to an increase in current assets of $1,199,978 primarily due to an increase in cash and cash equivalents of $1,339,484, an increase in crypto assets, at fair value of $85,521, and an increase in prepaid expenses and other current assets of $20,811, offset by a decrease in short-term investments, at fair value of $147,254 and a decrease in crypto assets, at cost of $98,584, and a decrease in current liabilities of $298,730 attributable to a decrease in accounts payable and accrued expenses of $226,628 and a decrease in deferred revenue – current portion of $72,102.

Cash Flows

Cash flow activities are summarized as follows:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(2,208,018)	$(3,881,061)
Net cash provided by investing activities	142,539	1,164,009
Net cash provided by financing activities	3,404,963	2,728,880
Net increase in cash and cash equivalents	$1,339,484	$11,828

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 and 2025 were $2,208,018 and $3,881,061, respectively, a decrease of $1,673,043, or 43.1%.

●	Net cash used in operating activities for the nine months ended September 30, 2026 primarily reflected a net loss of $2,838,689, adjusted for non-cash items such as amortization expense of $8,813, amortization of prepaid stock-based professional fees of $151,712, net realized gain on short-term debt investments of $857, unrealized gain on short-term tokenized investment funds of $1,828, staking income on crypto assets of $1,354, realized loss on crypto assets of $2,073, unrealized gain on crypto assets, at fair value of $12,765, impairment loss on crypto assets, at cost of $29,911, stock-based compensation of $105,145, common stock issued for acquired technology expensed of $1,220,550, a gain on settlement of accounts payable and accrued expenses of $91,645, and a gain on termination of sublicense agreement of $703,552, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses and other current assets of $77,477, a decrease in accounts payable and accrued expenses of $134,983, and a decrease in deferred revenue of $18,026.

●	Net cash used in operating activities for the nine months ended September 30, 2025 primarily reflected a net loss of $3,346,168, adjusted for the add-back of non-cash items such as amortization expense of $8,503, net realized gain on short-term investments of $3,911, unrealized loss on crypto assets, at fair value of $2,690, stock-based compensation of $64,712, and common stock issued for acquired technology expensed of $518,225, and changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $135,778, a decrease in accounts payable and accrued expenses of $935,258, and a decrease in deferred revenue of $54,076.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2026 and 2025 were $142,539 and $1,164,009, respectively, a decrease of $1,021,470, or 87.8%.

●	Net cash provided by investing activities for the nine months ended September 30, 2026 was $142,539 which consisted of proceeds from the sale of short-term debt investments of $202,279 and proceeds from sale of crypto assets of $45,188, offset by aggregate payments for the purchase of short-term debt investments of $54,938 and purchase of crypto assets of $49,990.

●	Net cash provided by investing activities for the nine months ended September 30, 2025 was $1,164,009 which consisted of proceeds from sale of short-term investments of $1,315,653, offset by aggregate payments for the purchase of short-term investments of $76,671 and purchase of crypto assets of $74,973.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 and 2025 were $3,404,963 and $2,728,880, respectively, an increase of $676,083, or 24.8%.

●	Net cash provided by financing activities for the nine months ended September 30, 2026 was $3,404,963 which consisted of net proceeds from sale of common stock and pre-funded warrants of $3,477,458 and proceeds from the exercise of pre-funded warrants of $21, offset by the purchase of treasury stock of $72,516.

●	Net cash provided by financing activities for the nine months ended September 30, 2025 was $2,728,880 which consisted of net proceeds from sale of common stock and pre-funded warrants of $1,593,897 and proceeds from the exercise of warrants and pre-funded warrants of $1,134,983.

Cash Requirements

We believe that our current cash and cash equivalent amount and short-term investment amount will provide sufficient cash required to meet our obligations for a minimum of twelve months from the date of this filing.

Other than cash requirements pursuant to research and development agreements, we currently have no other material commitments for any capital expenditures.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, we generated a net loss of $2,838,689 and used cash in operations of $2,208,018 during the nine months ended September 30, 2026. Additionally, we have an accumulated deficit of $22,331,078 on September 30, 2026. As of September 30, 2026, we had working capital of $8,236,250, $1,962,811 in short-term investments, and $6,088,184 in cash and cash equivalents.

On July 10, 2026, pursuant to the July 2026 Offering, we received net proceeds of $3,477,458, net of placement agent fees and offering costs of $415,001, legal fees of $50,000, escrow fees of $7,600 and other offering costs of $49,934. See “Note 6-Stockholders’ Equity – July 2026 Private Placement.”

On November 6, 2026, pursuant to the November 2026 Private Placement, we received net proceeds of approximately $815,000, after deducting placement agent fees and expenses and estimated offering expenses payable by us. See “Note 8-Subsequent Events – November 2026 Private Placement.”

The positive working capital and the November 2026 Private Placement serve to mitigate the conditions that historically raised substantial doubt about our ability to continue as a going concern. We believe that we have sufficient cash to meet our obligations for a minimum of twelve months from the date of this filing.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes amendments to clarify, correct and improve various topics in the Codification, including the computation of diluted earnings per share when an entity has a loss from continuing operations and the permissible methods of accounting for treasury stock retirements. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact that ASU 2025-12 may have on our unaudited consolidated financial statements and disclosures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2026, we purchased 26,558 shares of common stock for a cost of $72,516, of which 6,015 shares were subsequently cancelled on August 5, 2026 and 20,543 shares are reflected in treasury stock on the accompanying unaudited consolidated balance sheet. As of September 30, 2026, we have repurchased an aggregate of 26,558 shares of our common stock for a total cost of $72,516 pursuant to the stock repurchase program.

The following is a summary of our common stock repurchases during the quarterly period ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
July 1, 2026 through July 31, 2026	6,015	$4.61	6,015	$972,259
August 1, 2026 through August 31, 2026	3,670	$2.77	3,670	$962,099
September 1, 2026 through September 30, 2026	16,873	$2.05	16,873	$927,484
Total	26,558	$2.73	26,558	$927,484

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 3, 2026, the Company formed Kloneintel LLC (“Kloneintel”), a Nevada limited liability company, to support the operation of the KLONE software platform. The Company holds a 70% membership interest in Kloneintel. On the same date, Kloneintel entered into a consulting agreement with Craig North, pursuant to which Mr. North will provide corporate and strategic planning services. In consideration for the services, Mr. North will receive cash compensation of $15,000 per month beginning November 1, 2026 and the remaining 30% membership interest in Kloneintel, and may be eligible for a discretionary bonus based on the achievement of mutually agreed milestones. The consulting agreement has an initial term of one year and renews automatically for successive one-year terms unless either party provides 15 days’ written notice of non-renewal.

Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

Director and Officer Trading Arrangements

During our quarter ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation of Silo Pharma, Inc., a Nevada corporation, filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
3.2	Bylaws of Silo Pharma, Inc., a Nevada corporation, filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2023 and incorporated herein by reference.
3.3	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 3, 2026 and incorporated herein by reference.
3.4	Certificate of Amendment to Articles of Incorporation, filed as Exhibit 3.1 to the Company Current Report on Form 8-K filed with the SEC on August 17, 2026 and incorporated herein by reference.
4.1	Form of Pre-Funded Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2026 and incorporated herein by reference.
4.2	Form of Series A-3 Common Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2026 and incorporated herein by reference.
4.3	Form of Series A-4 Common Warrant, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2026 and incorporated herein by reference.
4.4	Form of Placement Agent Warrant, filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2026 and incorporated herein by reference.
4.5	Common Stock Purchase Warrant issued to Norsight Consulting Inc., dated October 1, 2026, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the ESC on October 2, 2026 and incorporated herein by reference.
10.1	Form of Securities Purchase Agreement dated July 9, 2026, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2026 and incorporated herein by reference.
10.2	Form of Registration Rights Agreement dated July 9, 2026, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2026 and incorporated herein by reference.
10.3	Asset Purchase Agreement, dated August 18, 2026, between the Company and Parkview Consulting LLC, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2026 and incorporated herein by reference
10.4	Asset Purchase Agreement, dated October 1, 2026, between the Company and Norsight Consulting Inc. filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2026 and incorporated herein by reference
10.5	Asset Purchase Agreement, dated October 13, 2026, between the Company and Larry King., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2026 and incorporated herein by reference.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (the cover page from the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2026 is formatted in inline XBRL).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILO PHARMA, INC.

Dated: November 13, 2026	By:	/s/ Eric Weisblum
	Name:	Eric Weisblum
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2026	By:	/s/ Daniel Ryweck
	Name:	Daniel Ryweck
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

